Form 10QSB
period 1999-07-31
CORONADO EXPLORATIONS LTD
filed 1999-10-06
CIK 1084031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              July 31, 1999
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File number                             0-26309
                        --------------------------------------------------------

                           CORONADO EXPLORATIONS LTD.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                       98-0200471
------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

397 Ventura Crescent
North Vancouver, BC, Canada                                V7N 3G7
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                  604-985-8940
               --------------------------------------------------
               Registrant's telephone number, including area code


      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                           Outstanding as of October 4, 1999
-----------------------------------           ----------------------------------
  Common Stock, $0.001 per share                           250,000

                                      INDEX


                                                                                                       Page
PART 1.                                                                                               Number
                                                                                                      ------
         ITEM 1.  Financial Statements (unaudited).............................................           3

                           Balance Sheet as at July 31, 1999...................................           4

                           Statement of Operations
                              For the three months ended July 31, 1999 and for
                                  the period from February 2, 1999 (Date of
                                  Incorporation) to July 31, 1999..............................           5

                           Statement of Changes in Shareholders' Equity
                              For the period from February 2, 1999 (Date of
                              Incorporation) to July 31, 1999..................................           6

                           Statement of Cash Flows
                               For the three months ended July 31, 1999 and for
                                   the period from February 2, 1999 (Date of
                                   Incorporation) to July 31, 1999.............................           7

                           Notes to the Financial Statements...................................           8

         ITEM 2.  Plan of Operations...........................................................          11

PART 11           Signatures...................................................................          12

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Coronado Explorations Ltd. (an exploration stage company) at July 31, 1999 and the statement of operations and statement of cash flow for the three months ended July 31, 1999 and for the period from February 2, 1999 (date of incorporation) to July 31, 1999 and the statement of stockholders' equity for the period from February 2, 1999 (date of incorporation) to July 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 1999, are not necessarily indicative of the results that can be expected for the year ending January 31, 2000.

                           CORONADO EXPLORATIONS LTD.

                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                  July 31, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS

        Bank                                                                                $     1,204
                                                                                               ---------

                                                                                            $     1,204
                                                                                               =========

   LIABILITIES

         Accounts payable - related party                                                   $     6,211
                                                                                               ---------

   STOCKHOLDERS' EQUITY

        Common stock
              25,000,000 shares authorized, at $0.001 par
              value, 250,000 shares issued and outstanding                                           250

        Capital in excess of par value                                                             7,650

        Deficit accumulated during the exploration stage                                         (12,907)
                                                                                               ---------

              Total Stockholders' Equity                                                          (5,007)
                                                                                               ---------

                                                                                            $      1,204
                                                                                               =========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.

                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

          For the three months ended July 31, 1999 and for period from February 2, 1999 (Date of Inception) to July 31, 1999

                      (Unaudited - Prepared by Management)

                                                                         FOR THE THREE        FROM INCEPTION
                                                                         MONTHS ENDED              TO
                                                                         JULY 31, 1999        JULY 31, 1999
                                                                         -------------        -------------
   SALES                                                                   $       -            $      -
                                                                           ---------            --------

   GENERAL  AND  ADMINISTRATIVE  EXPENSES:

        Accounting and audit                                                     500               2,000
        Bank charges and interest                                                 25                  40
        Edgar filing fees                                                        844                 844
        Geology report                                                             -               1,270
        Incorporation costs written off                                            -                 519
        Management fees                                                        1,500               3,000
        Office expenses                                                          191                 221
        Rent                                                                     900               1,800
        Staking fees                                                               -                 348
        Telephone                                                                300                 600
        Transfer agent's fees                                                  1,065               2,265
                                                                           ---------            --------

   NET LOSS                                                                $   5,325            $ 12,907
                                                                           =========            ========



   NET LOSS PER COMMON SHARE

        Basic                                                              $    0.02            $   0.10
                                                                           =========            ========


   AVERAGE OUTSTANDING SHARES

        Basic                                                                250,000             177,746
                                                                           =========            ========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.

                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from February 2, 1999 (Date of Inception)
                                to July 31, 1999

                      (Unaudited - Prepared by Management)

                                                                                                 CAPITAL IN
                                                                     COMMON STOCK                EXCESS OF         ACCUMULATED
                                                                 SHARES         AMOUNT           PAR VALUE           DEFICIT
                                                                 ------         ------           ---------           -------
BALANCE FEBRUARY 2, 1999 (date of inception)                          -        $     -           $      -           $      -

Issuance of common shares for cash at
     $0.01 - March 31, 1999                                     250,000            250              2,250                  -

Capital contributions - expenses                                                                    5,400

Net operating loss for the period from
     February 2, 1999 to July 31, 1999                                -              -                  -            (12,907)
                                                                      -              -                  -                  -
                                                                -------      -----------        ---------         ----------

BALANCE JULY 31, 1999                                           250,000      $       250        $   7,650         $  (12,907)
                                                                =======      ===========        =========         ==========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.

                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

        For the three months ended July 31, 1999 and for the period from February 2, 1999 (Date of Inception) to July 31, 1999

                      (Unaudited - Prepared by Management)

                                                                    FOR THE THREE         FROM INCEPTION
                                                                    MONTHS ENDED               TO
                                                                    JULY 31, 1999         JULY 31, 1999
                                                                    -------------         -------------
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                 $      (5,325)         $    (12,907)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Increase in accounts payable                               (1,570)                    -
               Increase in accounts - related party                         (264)                6,211
                                                                       ----------            ---------

                    Net Cash from Operations                              (7,159)               (6,696)
                                                                       ----------            ---------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common stock                          -                 2,500
               Capital contributions                                       2,700                 5,400
                                                                       ----------            ---------

                                                                           2,700                 7,900
                                                                       ----------            ---------

          Net Increase in Cash                                            (4,459)                1,204

          Cash at Beginning of Period                                      5,663                     -
                                                                       ----------            ---------

          CASH AT END OF PERIOD                                        $   1,204             $   1,204
                                                                       ==========            =========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 1999

                      (Unaudited - Prepared by Management)

1.   ORGANIZATION

     The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with the authorized common shares of 25,000,000 shares at $0.001 par value.

     The Company was organized for the purpose of acquiring and developing mineral properties. A mineral claim, with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see Note 3).

     The Company has completed a Regulation D offering of 250,000 shares of its capital stock for cash.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Methods

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend Policy

     The Company has not yet adopted a policy regarding payment of dividends.

     Income Taxes

     The Company has elected a fiscal year ending January 31, 2000 and has not completed an operating period and therefore has not filed an income tax return. However, the Company may incur an operating loss for the period ending January 31, 2000, which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

                           CORONADO EXPLORATIONS LTD.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 1999

                      (Unaudited - Prepared by Management)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Loss per Share

     Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

     Capitalization of Mineral Claim Costs

     Cost of acquisition, exploration, carrying, and retained unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

     Environmental Requirements

     Environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

     Financial Instrument

     The carrying amount of financial instrument, being cash, is considered by management to be its standard fair value.

     Estimates and Assumptions

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                           CORONADO EXPLORATIONS LTD.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 1999

                      (Unaudited - Prepared by Management)

3.   ACQUISITION OF MINERAL CLAIM

     The Company has acquired mineral claims located in the Bralorne Mining area of British Columbia with an expiration date of February 26, 2000.

     The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

4.   RELATED PARTY TRANSACTIONS

     Related parties acquired 61% of the common stock issued.

     The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

5.   GOING CONCERN

     The Company will need additional working capital to be successful in its planned activities and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

     Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.

                           ITEM 2. PLAN OF OPERATIONS

The Company will explore the Coronado claims in the Bralorne Mining area during the latter part of 1999 by engaging the services of a team of workers to prepare a geochemical grid for subsequent sampling. This work will be carried out during the month of October.

There are no plans to date for the Company to acquire other mineral claims but in the future consideration will be given to the seeking out other mineral claims of merit.

Liquidity and Capital Resources

The Company will need additional working capital to finance its activities on the Coronado claims. The exploration work which will take place in October will be paid for by advances from the officers and directors of the Company. It is estimated that approximately $5,000 might be required to complete the geochemical grid program.

Results of Operations

There are no operations at this time and it is doubtful whether it will have any revenues for a number of years.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CORONADO EXPLORATIONS LTD.
                                  (Registrant)

        October 4, 1999                              /c/ "Mary Hethey"
--------------------------------           ------------------------------------
Date                                       Mary Hethey - President and Director