Form 10QSB/A
period 1999-07-31
CORONADO EXPLORATIONS LTD
filed 1999-10-15
CIK 1084031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1 TO


                                   FORM 10-SB


                   GENERAL FORM FOR REGISTRATION OF SECURITIES
                 OF SMALL BUSINESS COMPANYS UNDER SECTION 12(b)
                 OR 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file no.        0001084031
                           ----------


                           CORONADO EXPLORATIONS LTD.
                 (NAME OF SMALL BUSINESS COMPANY IN ITS CHARTER)

                Delaware                                 98-0200471
     -------------------------------        ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

          397 Ventura Crescent
      North Vancouver, B.C., Canada                        V7N 3G7
  -----------------------------              -----------------------------------
  (Address of Principal Executive Officer)               (Zip Code)


                                 (604) 985-8940
                    ----------------------------------------
                          (Company's Telephone Number)


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
            --------------------------------------------------------
                                (Title of Class)

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART 1


                  Glossary to Mining Terms                                    3


Item 1            Description of Business                                     7
Item 2            Management's Discussion and Analysis or Plan
                      of Operation                                           18

Item 3            Description of Property                                    21
Item 4            Security Ownership of Certain Beneficial
                      Ownership and Management                               22

Item 5            Directors, Executive Officers, Promoters and
                      Control Persons                                        24

Item 6            Executive Compensation                                     27
Item 7            Certain Relationships and Related Transactions             28
Item 8            Description of Securities                                  31

                                     PART 11

Item 1            Market Price of and Dividends on the Registrant's
                      Common Equity and Other Stockholders Matters           32
Item 2            Legal Proceedings                                          32
Item 3            Disagreement With Accountants and Financial Disclosure     32
Item 4            Recent Sales of Unregistered Securities                    33
Item 5            Indemnification of Directors and Officers                  33

                                    PART F/S

                  Financial Statements                                       35

                                    PART 111

Item 1            Index to Exhibits                                          51
Item 2            Description of Exhibits                                    51




                     -------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference:        None

                            GLOSSARY TO MINING TERMS



ACCRETED TERRANES:     Terranes formed by repeated  filling of a channel way and
                       its reopening by the development fo fractures in zones undergoing mineralization.

ADIT:                  Tunnel into a hill side.

ANOMALY:               Unusual  natural   occurrence   (greatly  elevated  metal
                       content in soil; unusually high magnetic pull).

ARGILLITE:             A compact rock,  derived  either from  mudstone  (clay or
                       siltstone) or shale, that has undergone a somewhat higher degree of induration than mudstone or shale but is less clearly laminated and without is fissility, and lacks the cleavage distinctive of slate.

AQUAGENE BRECCIAS:     A course grained clastic rock with sharp edges and unworn
                       corners which has been exposed to water.

ASSAY: Analytical result expressed in percent, "ounces per ton" or, for trace amounts, "parts per million".

BEDDED:                Applied to rocks resulting from  consolidating  sediments
                       and   accordingly   exhibiting   planes   fo   separation
                       designated bedded planes.

BENDOR INTRUSTIONS:    A rock type formed several million years ago.

BRECCIA: A course-grained clastic rock, composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix.

CADWALLADER
GROUP: Series of layered rocks of both sedimentary and volcanic origin hosting most known gold occurrences in the Bridge River area.

CALCARENTES:           A limestone  consisting  predominantly (more than 50%) of
                       recycled calcite particles of sand size.

CHERT:                 A fine grained siliceous rock.

CLAIM:                 A mining right obtained from the Government.

DACITE:                A  fine-grained  extrusive  rock  with the  same  general
                       composition  as  andesite,   but  having  a  less  calcic
                       plagioclase and more quartz.

DILATENT ZONE:         Open space rock caused by folding or faulting of the rock
                       units.

DIORITE:
                       A group of plutonic rocks intermediate in composition between acidic and basic, characteristically composed of dark-colored amphibale (especially hornblende), acid plagioclase (oligoclase, andesine), pyroxene and sometimes a small amount of quartz.

DYKE: A narrow, linear rock formation intruded into earlier rock units.

FAULT:                 A break in the continuity of a body of rock.

FEEDER:                A small ore vein leading to a larger one.

FELSIC COMPOSITION:    Being of a light-colored, fine-grained composition.

FISSURE: A fracture or crack in rock which there is a distinct separation.

GNEISS:                A  layered  rock  altered  by  heat  or  pressure   after
                       dispostion.

GOSSAN: It is formed by the oxidation of sulfides and the leaching-out of sulfur and most metals, leaving hydrated iron oxides and rarely sulfates.

GRANITE: A rock mainly comprised of quartz and feltspar with various minor constituents.

GREENSTONE:            A field term applied to any compact dark-green altered or
                       metamorphosed basic igneous rock that owes its color to the presence of chorite, actinolite or epidote.

HORSETAIL:             A major vien dividing or fraying into smaller fissures.

IGNEOUS ROCK:          A rock or mineral that  solidified  from molten or partly
                       molten material. Igneous rocks constitute one of the three main classes into which rocks are divided, the other being metamorphic and sedimentary.

MAFIC:                 Pertaining   to   or   composed    deominantly   of   the
                       ferromagnesion   rock-forming  silicates,  said  of  some
                       igneous rocks and their constituent minerals.

MARBLE: A altered rock resulting from heating of limestone sedimentary rock under pressure.

MINERALIZTION:         Potentially  economic  concentration of commercial metals
                       occurring in nature.

OPHIOLITIC ULTAMAFIC
INTRUSIONS:            A  changed   recrystallized  rock  composed  of  calcite,
                       serpentine and mafic minerals which has been forced between other rocks of a different type.

ORE: The naturally occurring mineral from which a mineral or minerals of economic value can be extracted.

PLACER GOLD:           Gold eroded from its original host rock and  re-deposited
                       in gravel beds by stream action.

PILLOW LAVE:           A general term for lava that exhibits a pillow structure,
                       being a rock texture characterized by piles of lobate, pillow-sharped masses, mostly basalts and andesites that erupted and flowed under water.

PERMO-TRIASSIC
BACK ARC VOLCANICS:    An era when  largely red  sandstone  was formed and where
                       the roof of the  sandstone is arched in an angle of about
                       35(degrees)to 75(degrees).

QUARTZ FISSURE
VEIN: Quartz rock deposited in dilatent zones from hot aqueous solutions ascending from deep in the earth's crust. Commercial elements (eg. Gold, lead, copper) often accompany the quartz in the hot solutions and are deposited along with the quartz.

RIFT:                  A trough or valley formed by faulting.

SCHIST: A foliated rock created by action of heat and pressure on previously deposited rocks.

SERPENTINE:            A rock having a greasy or silky  luster,  slightly  soapy
                       feel to it.

SILL: Applied to mining to flat-bedded strata of sandstone or similar hard rocks.

SKARN:                 Alternation  by heat  (usually  generated  by molten rock
                       deep  in  the   earth's   crust)  of  earlier   deposited
                       sedimentary rocks.

SOIL SAMPLE:           A sample of surface  material  analyzed by lab techniques
                       to test for content of trace elements occurring in nature
                       (eg. copper, lead, zinc, etc).

SYN-VOLCANIC
INTERMEDIATE PLUTONS:  A body of medium to course  ground  igneous  rock that it found below the surface by the crystallization of molten rock.

TERRANE:               A series of rocks.

TERRIARY INTERMEDIATE: An igneous rock composed between 65 million years to 2 to
                       3 million year ago.

TEST PIT:              Hole dug  through  surface  materials  (soil,  gravel) to
                       expose underlying bedrock.

TRIASSIC-JURASSIC
CADWALLER GROUP:       A period of time  spanning from between 190 million years
                       to 135 million years ago.

ULTRABASIC:            Rock  comprised  mainly of  iron-rock  minerals,  usually
                       originally deposited deep in the earth's surface and later exposed at the earth's surface by erosion or fault movement.

                                     PART 1

Coronado Explorations Ltd. (the "Registrant" or the "Company") is filing this Form 10-SB on a voluntary basis to:

     1   provide current, public information to the investment community;

     2 to expand the availability of secondary trading exemptions under the Blue Sky laws and thereby expand the trading market in the Registrant's securities, and

     3 to comply with prerequisites for listing of the Registrant's securities on NASDAQ.

ITEM 1.           DESCRIPTION OF BUSINESS

HISTORICAL OVERVIEW OF THE COMPANY


         The Registrant was incorporated on February 2, 1999. The Registrant has no subsidiaries and no affiliated companies. The executive offices of the Registrant are located at 397 Ventura Crescent, North Vancouver, British Columbia, Canada, V7N 3G7,(604) 985-8940


         The  Registrant is engaged in the  exploration  of mineral  properties.
(see Part 1, "Exploration and Development of the Coronado Mineral Property"). The Registrant is referred to as being in the "development" stage by its auditors. This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products. The Registrant is not in the development stage with regards to any mineral claim. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Registrant is purely an exploration company. There is no assurance that any ore body will ever be found and that the Registrant will have sufficient funds to undertake the exploration work required to identify an ore body.


         The Registrant owns one mineral property called the "Coronado" claim. The rights to the mineral rights on this property will end on February 24, 2000 unless the Registrant is prepared to either undertake an exploration program on its claim or else pay "cash-in-lieu" of doing an exploration program. The cost to the Registrant of maintaining the claim in good standing for a further year, being to February 24, 2001, is $1,380. If the Registrant does not undertake an exploration program or else does not choose to pay cash-in-lieu of exploration, it will loss the rights to the mineral claim on February 24, 2000.

         Management anticipates that the Registrant's shares will be qualified to be listed on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board.

         The Registrant has no revenue to date from the development of its mineral property, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Registrant's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Registrant will need additional funding of capital to start any form of exploration program. The Registrant anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future (see Part 1, Item 2 - "Plan of Operations"), but there can be no assurance that the Registrant will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

PLANNED BUSINESS


         In addition to exploring and developing its mineral property, if warranted, the Registrant plans to seek out additional mineral properties either by way of purchase, staking or joint venturing of other mineral properties. (See
Part 1, Item 2 Management's Discussion and Analysis or Plan of Operation").


         Much of the discussion contained in this section is "forward looking" in that actual results may materially differ from the Registrant's plans as currently contemplated. Information concerning all the factors associated with the Registrant is set forth in this Item 1 and in Items 2 and 3 below. FOR A COMPLETE UNDERSTANDING OF SUCH FACTORS, THIS ENTIRE DOCUMENT, INCLUDING THE FINANCIAL STATEMENTS AND THEIR ACCOMPANYING NOTES, SHOULD BE READ IN ITS ENTIRETY.

         All dollar amounts shown in this document are stated in US dollars unless otherwise noted.

EXPLORATION AND DEVELOPMENT OF THE CORONADO MINERAL PROPERTY


DESCRIPTION OF PROPERTY

         The Registrant has purchased a 100% interest in the "Coronado" mining claim. The subject property covers 1,236 acres and is located within the "Gold River Mining Camp", an historic British Columbia gold mining district of the Lillooet Mining District. The Registrant's property rights are maintained by performance by the Registrant of annual exploration and development work as specified by the Mineral Tenure Act of the Government of British Columbia. Performance work includes taking samples for assay analysis, performing geological or technical surveys, drilling bore holes, and digging pits to sample mineralized structures. The tenure of the mineral claim is described as follows:

                    GOVERNMENT
CLAIM NAME          TENURE NO.            AREA                      EXPIRY DATE
----------          ----------            ----                      -----------

Coronado             367931               500 hectares              24 Feb2000

         The Registrant was incorporated on February 2, 1999 and the Coronado claims was staked on February 24, 1999. The Registrant requested Edward Skoda to give the name of the Registrant to the claim. It is not the intention of the Registrant to be a one claim company. It will eventually seek other mineral claims either in the Bralorne area or elsewhere in North America.

         The Registrant has the rights to the mineral, either on surface or below surface, on the Coronado claim. It does not own the land; merely the rights to extract minerals from it. The Province of British Columbia, known as the Crown, owns the land. On February 24, 2000 the rights to the mineral on the claim will expire unless the Registrant spends $1,380 in exploration work on the claim itself or pays cash-in-lieu of a similar amount. Paying cash-in-lieu means giving the Ministry of Mines a check in the amount of $1,380 rather than do some field work (exploration) on the claim. If the Registrant does not undertake an exploration program or pay cash-in-lieu, it will loss all rights to the minerals on the claim and the rights will revert back to the Crown and be eligible to be "staked" by a third party.

         The Coronado mineral claims comprises 20 units which will result in the Registrant paying an annual fee of $1,340 in either work performed on the claim or in a cash payment to the Province of British Columbia on or before February 24, 2000.

         Calvin Church did not visit the claim, which was covered in snow at the time of staking, although he has worked on several properties in the vicinity of the Coronado claim. He did not take any samples for soil samples from the claim.

PROPERTY LOCATION AND ACCESS

         The Registrants mining claim is located approximately 180 kilometers (112 miles) north of Vancouver, British Columbia and 4 kilometers (2.5 miles) southeast of the town of Gold Bridge. The claim is centered at geographical coordinates 50(degrees) 50' 20" N - 122(degrees) 45' 50" W on claim map number 92J-15. Access to the Registrants claim is via all-weather gravel road from Lillooet to Gold Bridge; and thence, by four-wheel drive vehicle to the claim.

              The Coronado mining claim is situated at the northwest end of the Bendor Range of the Coast Mountain Range in southwestern British Columbia. Elevation on the claim ranges from 5,000 to 8,500 feet above sea level. Winters, in this region, are generally cold with high snowfall accumulations while summers are dry and hot.

MINING HISTORY OF THE AREA

         Gold was first discovered in the Bridge River by miners in 1863, who produced placer gold from local gravel deposits intermittently until recent times. Quartz fissure veins were located by prospectors prior to 1900, and subsequent discoveries led to acquisition of the most important properties by larger companies by the 1920's. Major mining operations were developed after 1930 at the Bralorne and Pioneer Mines. These mining operations produced a total of 4,154,119 ounces of gold and 950,000 ounces of silver by the time of their closure in 1971 from a total of 7,931,000 tons of ore. Ore produced by the Bralorne and Pioneer mines, contained on average 0.53 ounces of gold per ton. The Bridge River Camp is the largest producer of gold in British Columbia, and total production reported for the camp is summarized in the accompanying table:



PRODUCTION FROM THE BRIDGE RIVER CAMP


------------------- ---------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                           GOLD            SILVER            COPPER            LEAD              ZINC
       MINE         TONNES                 (KG)             (KG)              (KG)             (KG)              (KG)
------------------- ---------------- ----------------- ---------------- ----------------- ---------------- -----------------
     Congress                   943               2.5              1.3                38                -                 -
------------------- ---------------- ----------------- ---------------- ----------------- ---------------- -----------------
     Wayside                 36,977             166.0             26.0                 -                -                 -
------------------- ---------------- ----------------- ---------------- ----------------- ---------------- -----------------
      Minto                  79,073             546.0          1,573.0             9,673           56,435                 -
------------------- ---------------- ----------------- ---------------- ----------------- ---------------- -----------------
     Pioneer            2, 240, 552          41,475.0          7,611.0                 -               59               139
------------------- ---------------- ----------------- ---------------- ----------------- ---------------- -----------------
     Bralorne             4,954,473          87,759.0         21,969.0                 -              157                 -
------------------- ---------------- ----------------- ---------------- ----------------- ---------------- -----------------

PROSPECTING HISTORY OF THE CORONODO CLAIM

         Recorded prospecting work on the property now covered by the Registrants mineral claim began in 1945. A quartz-fissure vein containing gold was discovered that year in a geological environment similar to that hosting the nearby Pioneer Mine. Bralorne Mines Ltd. (operator of the Bralorne and Pioneer Mines) explored the prospect with a twenty-five foot long tunnel (the "Ranger Adit") and three bore holes. This work produced inconclusive results, thus exploration was terminated and the claims permitted to expire.

         The area was re-acquired for exploration purposes by Rabbit Oil and Gas Ltd. in 1980. Test pits were excavated by Rabbit near the 1945 tunnel, and an airborne geophysical survey conducted. Test pit results were not reported. The geophysical survey identified several weakly anomalous zones, which may reflect changes in the underlying geology caused by quartz fissure vein systems.

         Newmont Exploration Canada Ltd. conducted an extensive exploration program in the area of the Registrants claim in 1983 and 1984. A total of 412 soil, 39 silt and 139 rock chip samples were collected and analyzed from an area of approximately 1,600 hectares (3,940 acres). Some of Newmont's program focused on area now covered by the Coronado claim, the east boundary of which passes 1600 feet (500 meters) west of the Ranger Adit. Tanker Oil and Gas Ltd. acquired the Newmont claims in 1985, and from 1986 to 1989 Levon Resources Ltd. conducted geochemical soil sampling, trenching and airborne geophysical surveys on the property under a joint venture agreement. In 1988 a survey grid was established for geochemical soil sampling near the headwaters of Steep Creek. Geophysical results outlined several northwest trending conductive zones, including one that appears to trace a mineralized zone on the east side of the Coronado claim. Exploration on the property has been minimal since 1990 and the claims expired in 1999. The Coronado claim was subsequently staked and purchased by the Registrant.

REGIONAL GEOLOGY

         The area is underlain by a series of volcanic and sedimentary rocks which have been intruded later by granitic rocks. The principal bedded rocks in the Bridge River Camp are the Fergusson, Cadwallader and Taylor Creek Groups. On a regional scale they are exposed as a broad complex fold structure. The oldest known unit in the area is the Fergusson or Bridge River Group (Middle Triassic and older) which consists primarily of chert, schist, gneiss and some marble beds. In localized areas numerous greenstone dykes and sills cut the sediments.

         The Fergusson Group is overlain in turn by the Cadwallader Group (Upper Triassic) which consists of greenstones (lavas and volcanic breccias; and one of the principal host rocks for gold veins in the Pioneer mine), an argillite and siltstone unit and an argillite interbedded with siltstones and sandstone. Overlying the Cadwallader Group are sediments of the Taylor Creek Group (Cretaceous) which consist of sequences of pebble and conglomerate beds interlayered with sandstones and siltstones. A dark grey argillite marker zone occurs near the top of the succession which is estimated to exceed 3,000 meters (10,000 feet) in thickness.

INTRUSIVES IN THE AREA

         The main igneous intrusions in the area are the Bralorne diorite, the President Ultrabasic rocks and quartz diroite and granodiorite of the Coast Plutonic Complex. Current age data indicate th Bralorne intrusive stocks range in age between Upper Cretaceous and Tertiary.


         The Bralorne diorite is a greenish-grey rock, variably textured from find to course grained . Different phases of Bralorne intrusives are exposed from south of the Pioneer mine to just north of the town of Gold Bridge and are the principal host rocks for gold veins at Bralorne-Pioneer. The alignment and shape of these bodies suggest emplacement along a major fault zone (ie. Cadwallader and Fergusson Faults).

         Intrusive ultrabasic rocks and metamorphic equivalents (serpentinite) form lenticular bodies and occur along the same northwest trend as the Bralorne intrusives suggesting a similar method of emplacement. Gold-bearing veins in workings of the Bralorne camp lie adjacent to and terminate against these serpentine bodies.

STRUCTURE OF THE AREA

         Repeated cycles of folding and faulting have created a complex structural history in the Bridge River area. Major fault lineaments strike north and northwesterly and may coincide with zones of ultramafic rocks seen on the surface. The principal shear direction changes from northwest in the area of the Bralorne-Pioneer mine to north-south in the area north of Gold Bridge between Wayside and Tyaughton Lake.

         Fault and vein orientations are well documented from the old producing mines at Bralorne and Pioneer. Major faults of the area can be grouped in two principle systems, each of which comprises two or more sets of faults. One system consists of two sets of perpendicular fractures, which strike approximately at right angles to each other, and at acute angles to the trend of formations. The other system consists of two sets of fractures with opposed dips, but which strike parallel to each other and conform to the trend of the overall formations. Fractures of the first system contain the principle veins of the area and formed earlier than the second as they are cut off by some faults belonging to the second system. The fractures of the second system are mainly shear zones in less competent sedimentary units; whereas the veins which belong to the first fracture system are in the more competent Bralorne intrusives and Pioneer greenstones.

         The Fergussons Fault and Cadwallader Shear represent the most important and continuous fractures in the second system. The Fergusson fault, which strikes northwesterly to northerly and dips steeply northeast, can be traced from the Pioneer extension property through the Pioneer and Bralorne mines to the California workings of the BRX and the Wayside property. The Cadawallader Shear roughly parallels the Fergusson, but dips southwest rather than northeast, bounds the west end of veins in the Pioneer and Bralorne mines. Another important geologic structure follows a chain of lakes beginning with Mead Lake in the south and running through Kingdom, Noel and McDonald lakes.

MINERALIZATION IN THE BRIDGE RIVER CAMP

         The Bridge River mining camp contains 73 mineral occurrences covering a roughly elliptical area that includes the former producing gold-silver mines of Bralorne and Pioneer. Total production from thse two mines was about 4,150,000 ounces gold and 0.95 million ounces silver from 7,900,000 tons of ore grading
0.53 oz/ton gold and 0.12 oz/ton silver (between 1899 and 1971). This makes it the largest gold producer in British Columbia's history.

         Periodic reactivation along the extensive fracture systems provided the necessary channelways for distributing mineral bearing solutions in the camp and also served as the loci for emplacement of the Bralorne intrusive suite. Gold-bearing quartz veins tend to be hosted in dilatent zones, which typically formed in brittle rock units. Episodic movements in these fissure zones formed characteristic banding of sulphides and native gold in the ore at Bralorne. Where fissures pass through less competent sedimentary rocks the veins tend to pinch out due to lack of open spaces.


PROPERTY GEOLOGY

         The Registrants claim is underlain by massive to finely bedded cherty argillites and volcanics of the Bridge River (Fergusson) Group. Argillites are not well exposed due to their fractured nature and weather brown-orange when exposed. Dark green to purple colored basalts provide the host for mineralized veins on the "Reliance" occurrence two kilometers to the north. Similar dioritic feldspar porphyry dykes are aligned parallel to bedding at the Minto and Congress mines and are related to mineralizing events there. Most mineralization on the property is associated with major northwest trending, steeply dipping fault zones. Overburden is fairly extensive on the claim and consists of glacial till, large boulder fields and morraine deposits.

             Geological mapping indicates much of the Coronado claim is underlain by well-bedded cherts and rusty siliceous cherts interbedded with mafic volcanic flows ("greenstone") and argillite interbeds. The chert unit has been very tightly folded in a north-northwest direction with steep subvertical dips. The greenstone unit is less deformed except when in fault contact with the chert unit along the primary stratigraphic contact where interlayers of chert occur within the greenstone along the contact. These features trend approximately north-south with a steep westerly dip (80-85(Degree)). Several pale grey to white limestone units outcrop along the ridge along the northeast boundary and at one location exhibit contact metamorphic or "skarn" alteration. Outcrops of brown-weathering serpentinite or perioditite occur along the Steep Creek valley and further southeast along the east side of the ridge.



----------------- -------------- --------------- -------------- --------------- -------------- --------------
                                    GOLD            SILVER         COPPER          LEAD            ZINC
MINE                 TONES          (KG)             (KG)           (KG)           (KG)            (KG)
----------------- -------------- --------------- -------------- --------------- -------------- --------------
Congress                   943           2.5             1.3           38          -------        -------
----------------- -------------- --------------- -------------- --------------- -------------- --------------
Wayside                 36 977         166.0            26.0      -------          -------        -------
----------------- -------------- --------------- -------------- --------------- -------------- --------------
Minto                   79,073         546.0         1,573.0        9,673           56,435        -------
----------------- -------------- --------------- -------------- --------------- -------------- --------------
Pioneer              2,240,552      41,475.0         7,611.0      -------               59            139
----------------- -------------- --------------- -------------- --------------- -------------- --------------
Bralorne             4,954,473      87,759.0        21,969.0      -------              157        -------
----------------- -------------- --------------- -------------- --------------- -------------- --------------

CONCLUSIONS

o The Coronado claim is situated within the Bridge River gold camp and includes the former producing mines of Bralorne and Pioneer. Together they produced more than 7 million tones of ore grading 18 grams per tonne (4 million ounces), making it the largest gold producer in B.C. history. Typically gold and silver was won from ore shoots in auriferous quartz veins averaging 2 metres wide, 100 - 200 metres in strike length, with dip lengths up to 2000 metres. Key factors in the mineralizing events include proximity to the ultramafic President intrusives, the hosting of veins in brittle Bralorne intrusives and Pioneer greenstones and repeated fault movements of dilational fissure zones and fault intersections.

o Regional studies of mineral occurrences within the Bridge River camp describe lateral mineral zoning across the eastern limit of the Coast Plutonic Complex. Older high temperature gold-arsenic rich deposits occur near the core of the complex (Bralorne-Pioneer) and grade gradually into a younger silver-antimony rich zone (Congress-Minto) then give way to deposits rich in mercury (Lillomer prospect) at the periphery. The Coronado claim is situated in the transition zone between gold-arsenic rich deposits and the silver-antimony rich prospects.

o Several old workings occur close to the property boundaries of the Coronado claim (California, Gloria Kitty, Ural, Arizona and Reliance) some of which sustained small-scale production of gold-silver-antimony ores. The Reliance property has proven and drill indicated reserves of 410,916 tones of ore grading 5.96 grams/tonne gold. The Ranger prospect, 500 metres to the east, has produced high grade arsenopyrite-pyrite mineralization in quartz veins grading 4.46 oz/ton gold and 7.5 oz/ton silver over a width of 30 centimetres (12 inches).

o Minor elevated gold/arsenic values (up to 205ppb Au / 592 ppm As) occur in the North Ridge area and trend southward into the Coronado property. Past workers have noted that significant overburden may have masked the geochemical signature and that sampling density may be insufficient to properly define mineralized zones.

o Several northwest trending VLF-EM conductors cross the property parallel to the Steep Creek valley and in line with the Ranger prospect. The lineations could be caused by fault, shear and/or contact zones which can be important indicators of sulphide and sometimes native gold mineralization. Intersecting lineations ( ie - fault intersections ) such as occurs at the Ranger prospect ( AR# 18,432 ) are especially important features requiring ground follow up.

o Bridge River (Fergusson) Group cherty argillite units underlay the Coronado claim and host silver-antimony-gold mineralization in shears and veins on the nearby Reliance prospect. Similar mineralization styles occur directly across Carpenter Lake at the Congress property where some of the host rocks also include fissured Tertiary feldspar porphyry dykes.

RECOMMENDATIONS BY CALVIN CHURCH, P. GEO.


o    Air  photo  interpretation  and  reconnaissance   mapping  is  required  to
     determine structural breaks and intersecting fault structures very important to ground preparation and the formation of mineral deposits in the area. Mr. Church has indicated this recommendation will cost approximately $2,500.

o Construction of a soil geochemical grid across structural features sampled at 20 metre intervals on lines spaced 100 metres apart. Major northwest striking stratigraphic contacts (greenstone-chert) should be prospected and the grids orientated perpendicular to them should they appear to be mineralized. Mr. Church estimates that this recommendation will cost approximately $7,500.

o Prospecting and detailed geological mapping at 1:2000 scale or better over the entire claim area. Prospecting could be prioritized according to favorable geologic contacts especially where VLF-EM conductors have already been identified. Mr. Church estimates that this recommendation will cost approximately $1,000.

o Providing favorable results are obtained in the soil geochemical sampling program additional exploration consisting of trenching and drilling would be recommended to target anomalies from that program. Mr. Church estimates that this recommendation will cost approximately $150,000.

The Registrant does not presently have the funds to carry through on Mr. Church's recommendations. There is the possibility that the Registrant will never be able to raise sufficient funds to undertake any of the above recommendations.


REGISTRANT'S MAIN PRODUCT

         The Registrant's primary product will be the exploration and development of its mineral property which might eventually result in the sale of minerals, both precious and commercial. The Registrant is not at the stage of development whereby minerals can be mined and sold thereby giving the Registrant a cash flow.

REGISTRANT'S EXPLORATION FACILITIES

         The Registrant will be exploring and developing its mineral claims initially in the Bralorne area of British Columbia and does not plan to build any mill or smelter until such time as a production decision is made. This will be several years into the future before the need to build a permanent facility is warranted. There currently exists a mill near the old mine of Bralorne. It is not currently operational because of upgrading during the last several years. In the event the Registrant finds an ore body and requires milling facilities, negotiations could be entered into with the current mill owners.

         During the exploration period, the Registrant will use tent facilities to house its geological workers since this will be by far the most economic way to proceed.

RISK INHERENT IN MINERAL PROPERTIES

         There are certain inherent risks with mineral properties from the point of view of the Registrant and its shareholders as follows:


1.       No Ore Body Exists

      The Coronado claim does not contain a known body of commercial ore and, therefore, any program conducted on these properties would be an exploratory search of ore.

2.       Expenditures on Claim May Not Find an Ore Body

         There is no certainty that any expenditure made in the exploration of the Coronado property will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

3.       Inability to Raise Additional Captial

         Resource exploration and development is a speculative business in that a company might not be able to raise any funding subsequent to the initial capital.

4.       Insignificant Ore Body

         Failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in size or grade to return a profit from production.

5.       Competitive State of the Mining Industry

         The mineral industry is intensely competitive and the Registrant competes with other companies that have greater resources.

6.       Outside Factors Beyond the Control of the Registrant

         The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond its control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.

7.       High Degree of Risk Factors in Mining

         Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. The Registrant may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure. The payment of such liabilities may have a material, adverse effect on the Registrant's financial position.

8.        Environmental Requirements

         Prior to commencing mining operations on any of its properties, the Registrant must meet certain stringent environmental requirements. Compliance with these requirements may prove to be difficult and expensive.

9.       No Guarantee of Title to the Coronado Claim

         While the Registrant has obtained the usual industry standard title reports with respect to the Coronado claim, this should not be construed as a guarantee of title. This property may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects. Certain of the claims may be under dispute and resolutions of a dispute may result in the loss of all of such property or a reduction in the Registrant's interest therein.


10.      No Survey has been Performed on the Claim

         The Coronado claim has never been surveyed and, accordingly, the precise location of the boundaries of the property and ownership of mineral rights on specific tracts of land comprising the property may be in doubt.

11.      Auditors' Going Concern Opinion

         In the audited financial statements dated April 30, 1999 and included herein as part of this Form 10-SB, the auditor has qualified his opinion as to whether the Registrant will be able to raise additional working capital to finance its planned activities. In the event that it is unable to raise these funds the auditor indicates that there is "substantial doubt about its ability to continue as a going concern." Management of the Registrant feels that if it does not raise the required working capital there is a distinct possibility that the Registrant will cease to be a company.

12.      Concentration of Ownership of Coronado's shares by Management

         Management, as a group and with their immediate relatives living in the same house as themselves, control 20% of the issued and outstanding shares of the Registrant. Unless the other shareholders unite together it might be difficult for them to change the management of the Registrant.

13.      Limited Experience in Mining Operations

         Management has a limited amount of experience in conducting mining operations which may prove to be a risk factor to the Registrant.

14.      Liabilities under Environmental Laws and Statutes

         The Registrant could be liable for environmental problems under several Acts and Statutes in British Columbia. The Province of British Columbia has enacted statutory provisions to protect the Crown's property. The Acts the Registrant has to adhere to are the "Timber Harvesting Practices Regulations", Mineral Tenure Act, Coal Act and the Forestry Act. Environmental concerns relate to the use and supply of water, the need to cut timer and removal of overburden; being the soil above the hard rock. The cost and effect of adhering to the environmental requirements

15.      Involvement of Management in Other Business Enterprises

         Management is involved in other business enterprises that could take their attention away from the affairs of Coronado. Such business enterprises are mentioned under the disclosure of businesses the directors and officers have been in during the past five years.


L.       OTHER MINERAL PROPERTIES

         The Registrant has not identified any other mineral properties either for staking or purchasing. It is contemplated that the Registrant will seek other mineral properties during the fall of 1999 in order to diversify its holdings into other areas of interest and minerals. The Registrant has not as yet inaugurated any steps towards the investigation of any mineral properties, and does not presently have the financial capacity to do so. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of the Registrant's shares. The Registrant does not contemplate purchasing any mineral properties from its officers and directors.

EMPLOYEES

         As at September 30, 1999, the Registrant did not have any employees either part time or full time. Initially the Registrant will not wish to bear the burden of carrying full time employees especially during periods when it is difficult to work on the property due to weather conditions. Nevertheless the executive officers undertook the responsibility of initially identifying a mineral property of merit, incorporating the Company, obtaining the assistance of professionals as needed, identifying potential investors to contribute the initial "seed capital", coordinating various filing requirements and other matters normally performed by the executive officers. They were not paid for these services in cash by the Registrant but the Registrant has given recognition in the financial statements to this contribution by expensing $1,500 for services of the President and crediting capital contribution of a like amount.

         The Registrant is not a party to any employment contracts or collective bargaining agreements. The British Columbia area has a relatively large pool of people experienced in exploration and development of mineral properties; being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on mineral properties either as laborers or prospectors. The Registrant will use independent workers and consultants initially on a part time basis.

COMPETITION

         In Canada there are numerous mining and exploration companies, both big and small. All of these mining and exploration companies are seeking properties of merit and availability of funds. The Registrant will have to compete against such companies to acquire the funds to develop its mineral claims. The availability of funds for exploration is sometimes limited and the Registrant might find it difficult to compete with larger and more well-known companies for capital. Even though the Registrant has the rights to the mineral on its claims there is no guarantee it will be able to raise sufficient funds in the future to maintain its mineral claims in good standing. Therefore, if the situation occurs that it does not have sufficient funds for exploration the claims might lapse and be staked by other mining interests. The Registrant might be forced to seek a joint venture partner to assist in the development of its mineral claims. In this case, there is the possibility that the Registrant might not be able to pay its proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

         Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting the Registrant's ability to process its ore and eventually market it. At this point in time the Registrant does not have any contractual agreements to refine any potential ore it might discover on its mineral claims.

         The exploration and development business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent on the Registrant's ability to attract talent from the mining field. There is no assurance that the Registrant's mineral expansion plans will be realized.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION

         The discussion contained in this Item 2 is "forward looking" in that actual work performed on the Registrant's mineral property may differ from the recommended work program as set forth in the geological report dated April 7, 1999 prepared by Calvin Church, P.Geo.. Factors that could cause the work program to differ are described throughout this Form.

PLAN OF OPERATION

         To date the Registrant has concentrated on the Coronado claim. In the future, the Registrant will seek to investigate other mining properties to determine which ones are of merit and are of interest to the Registrant. Subject to the availability of financing, the Registrant will seek to increase its inventory of mineral properties and, if acceptable to management, enter into joint venture agreements to develop various other mineral properties of merit. (See Part 1, Item 1 - "Description of the Business"). The Registrant will seek to generate such funds through the sale of securities and/or institutional financing. If an underwriter can be found, a public offering of common stock will be considered; alternatively the Registrant will seek to raise funds through a private offering of securities to an institutional buyer or through a registered broker dealer. The Registrant does not presently have any financing arranged for nor has any underwriter yet expressed interest in such an offering, and there can be no assurance that an underwriter can be found on terms acceptable to the Registrant. In the absence of such financing, the Registrant may be unable to put its plans into effect.

LIQUIDITY AND CAPITAL RESOURCES


         As at July 31, 1999, the Registrant had $1,204of assets, and $6,211 of liabilities of which $6,211 is due to the President of the Registrant. The cash equivalent as at July 31, 1999 was $1,204.


         The  Registrant  has  no  contractual   obligations  for  either  lease
premises, employment agreements or work commitments on the Coronado claim and has made no commitments to acquire any asset of any nature.

         Operational and administrative expenses of the Registrant for 1999 are projected to be approximately $4,500 which will comprise audit ($1,500), filing fees with regulatory authorities -Edgar ($1,200), transfer agent's fees ($1,000) and miscellaneous ($750). The Coronado claim is in good standing until February 2000 and if warranted the Registrant need not spend any money on its claim until that date. The current cash position is sufficient to pay the above noted expenses and if required the officers and directors can advance additional funds to the Registrant.

         Since February 2, 1999, the date of inception, the Registrant has incurred the following expenses:


      Audit fee                                     (i)               $   2,000
      Bank charges                                 (ii)                      40
      Edgar filing fees                           (iii)                     844
      Geology report                               (iv)                   1,270
      Incorporation costs written-off               (v)                     519
      Management fee                               (vi)                   3,000
      Office and miscellaneous                    (vii)                     211
      Rent                                       (viii)                   1,800
      Staking costs                                (ix)                     348
      Telephone                                     (x)                     600
      Transfer agent's fees                         (x)                   2,265


                           Total expenses for the period               $  12,907

     Audit fee - $2,000

     The Registrant had its financial statements audited as at April 30, 1999, as attached to this Form 10-SB. The accounting and preparation of a working paper file for submission to the auditor was prepared by the Registrant's President. In addition, the Registrant filed a Form 10-QSB as at July 31, 1999.

     Bank changes - $40


     Monthly service charges for operating the account as charged by the Bank of Montreal.


     (iii) Edgar filing fees

     The Registrant filed electronically the Form 10-SB on Edgar for a cost of $844.

(i)      Geology report - $1,270


     The Registrant engaged the services of Calvin Church, P. Geo., to write a report to the Registrant detailing the mineralization on the Coronado claim and recommending a future work program. This report was completed on April 7, 1999 and has been summarized on page 4 of this Form under the heading of "Exploration and Development of Coronado Mineral Property."


(ii)     Incorporation costs written-off - $519


     The Registrant has treated the costs of incorporation as period costs and has written them off as an expense in the current period rather than capitalize them and amortization them over a period of time. The actual cost of incorporating in the State of Delaware was $255 but due to an error in establishing the authorized share capital at 25,000,000 common shares at a par value of $0.001 an additional cost of $264 was incurred.


(iii)    Management fee - $3,000

     The Registrant has not paid any fees to its directors or officers during the current period. Nevertheless, the Registrant realizes that there is a cost involved in the directors and officers devoting time and effort to the affairs of the Registrant. Therefore, a management fee of $3,000has been expensed and credited to capital contribution during the current period.

(iv)     Office and miscellaneous - $221


     Office and miscellaneous represents the printing of cheques for use by the Registrant.


(v)      Rent  -  $1,800

     The Registrant uses the personal residents of the President of the Registrant as an office. No charge has been incurred by the Registrant. Nevertheless, the Registrant recognizes that there is a cost to using an office and therefore has expensed $1,800 and credited to capital contribution a similar amount.

(vi)     Staking costs - $348



     The Registrant engaged the services of Edward Skoda to stake the Coronado claim in the Bralorne area of British Columbia. Mr. Skoda invoiced the Registrant for his staking and recording costs.


(vii)    Telephone - $600

     The Registrant has not incurred any telephone charges to date. Nevertheless, the Registrant recognizes the fact that there is a telephone cost to operating a business and therefore has expensed $600 with an offsetting credit to capital contribution. This expense was determined on the fair market value of obtaining a telephone line and operating for a six month period.

(viii) Transfer agent's fees - $2,265


     Transfer agent's fees comprise $1,200 as the annual fee paid to maintain an account with the transfer agent and $1,065 for preparation and issuance of share certificates. The Registrant has treated for accounting purposes the annual fee of $1,200 as a period cost and has written it off in the current period rather than amortizing it over the entire year.

         Management estimates that the current funds on hand will not be sufficient to allow the Registrant to undertake an exploration activities on the Coronado mineral claim but is sufficient satisfy all outstanding accounts payable, other than due to the President of the Registrant, and maintain operations for several months. The funds required over the next several months will be for filing fees, accounting and general office expenses.


         The Registrant has three options on ways to raise funds for maintaining the Registrant as a going concern and providing the working capital for exploration activities. First, it can obtain advances from its directors and officers. To date this has not been done or has any agreement been entered into between the directors and officers and the Registrant as to advances. Second, the Registrant could consider obtaining institutional funding by way of loans personally guaranteed by its directors and officers. No arrangements have been made to date for such institutional funding. Third, the Registrant can issue common shares to raise the funds it will require in the future. This will have the effect of diluting the existing shareholders but will provide the necessary funds for future exploration activities. No arrangements have been made to date for any issuance of capital stock. To continue as a going concern the Registrant will have to undertake one of the above three mentioned form of financing.

         On February 24, 2000, the mineral rights to the Coronado claim expires unless the Registrant either performs $1,380 in exploration activities or pays the Ministry of Mines a similar amount known as "cash-in-lieu". The latter payment is cash being paid to the Ministry instead of performing exploration work on the claim. Upon either submission of a work report signed by a professional geologist or payment in cash, the mineral rights to the Coronado claim will be in good standing until February 24, 2001. To further maintain the rights to the minerals the Registrant will have to either expend money on exploration in the amount of $2,760 or pay cash-in-lieu. This will maintain the claim in good standing until February 24, 2002. In all subsequent years, a similar amount will have to either be spent on exploration or paid in cash to the Ministry of Mines.


         Management  does  not  believe  the  Company's   operations  have  been
materially affected by inflation.

ITEM 3.           DESCRIPTION OF PROPERTY

         The Coronado claim consists of one 20 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia. The property is 100% owned by the Registrant.

The Bridge River camp is host to 73 documented mineral localities two of which contained substantial tonnage of gold and silver ore. The Bralorne and Pioneer former mines produced 4,150,000 ounces of gold and 950,000 ounces of silver, from 7,900,000 tons of ore grading 0.53 oz/ton gold and 0.12 oz/ton silver, between 1899 and 1971 (principle production was from 1932-1971). Total gold production from the former producing mines in the Bridge River camp remain foremost in British Columbia's history (see Part 1- "Exploration and Development of the Coronado Claim).

         Regional patterns of metal zonation across the eastern flank of the Coast Plutonic Complex divide the camp into gold rich and silver rich deposits related to the proximity with the central plutons. `Congress type' mineralization, represented by low gold-silver ratios and antimony rich ores, developed distal to coast granitic intrusives in shear zones and Tertiary porphyry dykes. Mineralization at the Bralorne and Pioneer mines consist of gold and arsenopyrite bearing quartz veins filling en echelon tension fractures in the Bralorne diorite and Pioneer greenstones. The Coronado property is located in a transition zone between gold-arsenic rich and silver-antimony rich zones. Although economic mineralization has not yet been identified on the property, soil geochemical sampling has defined one multielement geochemical anomaly and several north-south trending VLF-EM conductors within altered volcanic and sedimentary rocks.

         An exploration program including reconnaissance mapping, prospecting and geochemical sampling is recommended to determine the extent of the mineralizing system on the Coronado property. Further programs of trenching and drilling are recommended contingent on favorable results of each preceding exploration phase.

OFFICES

         The Registrant's executive offices are located at 397 Ventura Crescent, North Vancouver, British Columbia, Canada. The office is located in the personal residence of the President of the Registrant. There is no charge to the Registrant for office but an imputed charge of $900 has been expensed during the current period with an offsetting entry to capital contribution. The Registrant realizes it will eventually require an office once it has started exploration work on the Coronado claim. No office space has been identified at this time.

INCORPORATION IN THE STATE OF DELAWARE

         The Registrant incorporated in the State of Delaware rather than British Columbia mainly due to the tax reasons. In addition, both the Federal and Provincial Governments impose tax on any profits made. This tax could range as high as 51% of net income. By having a Delaware based company the Registrant will only be subject to a 15% withholding tax as set forth in the Canada/ US Tax Treaty.

OTHER PROPERTY

The Registrant does not own any other property other than the rights to the minerals located on the Coronado claim.

ITEM 4.           SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERSHIP AND MANAGEMENT

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


         The following table sets forth certain information with respect to the beneficial ownership of each person who is known to the Registrant to be the beneficial owner of more than 5% of the Registrant's Common Stock as of September 30, 1999.



     (1)                           (2)                               (3)                     (4)
    Title                   Name and Address                  Amount and Nature            Percent
      of                      of Beneficial                     of Beneficial                of
    Class                        Owner                        Ownership (1),(2)           Class (2)
    -----                        ------                       -----------------           ---------
Common                   MARY M. HETHEY                            25,000 (i)                10.0%
Shares                   397 Ventura Crescent
                         North Vancouver, B.C.
                         Canada, V7N 3G7

Common                   CARSTEN MIDE                              20,000 (ii)                8.0%
Shares                   2453 Phillips Place
                         Burnaby, British Columbia
                         Canada, V5A 2W1

Common                   JACK CEWE                                 17,500 (iii)               7.0%
Shares                   1008 Alderside Drive
                         Port Moody, British Columbia
                         Canada, V3H 3A6

Common                   MICHAEL THACHUK                           15,000 (iii)               6.0%
Shares                   47 - 20761 Telegraph Trial
                         Surrey, British Columbia
                         Canada, V1M 2W3

Common                   E. DEL THACHUK                            15,000 (iii)               6.0%
Shares                   34-3387 King George Highway
                         Surrey, British Columbia
                         Canada, V4P 1B7

Common                   JOHN KRUSHNISKY                           15,000 (iii)               6.0%
Shares                   1070 Eden Crescent
                         Delta, British Columbia
                         Canada, V4L 1X1




Common                   ROBIN HETHEY                              15,000 (iii)               6.0%
Shares                   Site 4E, C-17
                         Royal Route #2
                         Gibsons, British Columbia
                         Canada, V0N 1V0

Common                   RYAN WILSON                               12,500 (iii)               5.0%
Shares                   201 - 888 Bute Street
                         Vancouver, British Columbia
                         Canada, V6E 1Y5



(1)         As  of  September   30,  1999  there  were  250,000   common  shares
            outstanding.   Unless  otherwise   noted,  the  security   ownership
            disclosed in this table is of record and beneficial.


(2) Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

     (i) Mary Hethey, the President and Director of the Registrant, purchased for cash 20,000 shares at a price of $0.01 per share. In addition, Mrs. Hethey's two sons purchased for cash 2,500 shares each at $0.01 per share. All these shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Each of the share certificates has the appropriate legend restricting its sale and transfer.

     (ii) Carsten Mide, a director of the Registrant, purchased for cash 10,000 shares at a price of $0.01 per share. The wife of Carsten Mide purchased for cash 10,000 shares at a price of $0.01 per share. All these shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Each of the share certificates has the appropriate legend restricting its sale and transfer.

     (iii) Represents the combined number of shares of the shareholder shown above and their respective spouse living in the same residence. Both of the purchases were for cash consideration at a price per share of $0.01. These shares were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended and an appropriate Form D was filed in connection with the issuance of these shares.

SECURITY OWNERSHIP OF MANAGEMENT


         The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and of all directors and executive officers as a group as of September 30, 1999.




     (1)                           (2)                               (3)                     (4)
    Title                   Name and Address                  Amount and Nature            Percent
      of                      of Beneficial                     of Beneficial                of
    Class                        Owner                        Ownership (1),(2)           Class (2)
    -----                        ------                       -----------------           ---------

Common                   MARY M. HETHEY                               25,000 (3)(4)          10.0%
Shares                   397 Ventura Crescent
                         North Vancouver, B.C.
                         Canada, V7N 3G7

Common                   CARSTEN MIDE                                 20,000 (3)(4)            8.0%
Shares                   2453 Phillips Place
                         Burnaby, British Columbia
                         Canada, V5A 2W1

Common                  STACEY BLIGH                                    5,000 (3)              2.0%
Shares                  Suite 2406-1050 Burrard St.
                        Vancouver, B.C.
                        Canada, V6Z 2S3

                    All officers and directors as a                   50,000                 20.0%
                           group (three persons)


     (1)    As  of  September  30,  1999,   there  were  250,000  common  shares
            outstanding.   Unless  otherwise   noted,  the  security   ownership
            disclosed in this table is of record and beneficial.


     (2) Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors or officers have any options, warrants, rights or conversion privileges outstanding.

     (3) Mrs. Hethey is President and a Director of the Registrant and one of the controlling shareholders. This stock is restricted since it was issued in compliance with the exemption form registration provided by Section 4 (2) of the Securities Act of 1933, as amended. After this stock has been held for one (1) year, Mrs. Hethey could sell a percentage of her shares every three months based on 1% of the outstanding stock. Therefore, this stock cannot be sold except in compliance with the provisions of Rule 144. Mr. Mide is a Director of the Registrant and one of the controlling shareholders. This stock is restricted since it was issued in compliance with the exemption form registration provided by Section 4 (2) of the Securities Act of 1933, as amended. After this stock has been held for one (1) year, Mr. Mide could sell a percentage of his shares every three months based on 1% of the outstanding stock. Therefore, this stock cannot be sold except in compliance with the provisions of Rule 144. Ms. Bligh is the Secretary Treasurer of the Registrant. This stock is restricted since it was issued in compliance with the exemption form registration provided by Section 4 (2) of the Securities Act of 1933, as amended. After this stock has been held for one (1) year, Ms. Bligh could sell a percentage of her shares every three months based on 1% of the outstanding stock. Therefore, this stock cannot be sold except in compliance with the provisions of Rule 144.

     (4) The immediate families of Mrs. Hethey and Mr. Mide acquired shares in the capital stock of the Registrant for cash consideration. The number of shares so acquired in total was 15,000 shares. This stock has been restricted and the appropriate legend affixed thereto since the three acquiring shareholders live in the same residence as either Mrs. Hethey or Mr. Mide.

ITEM 5.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS


         The following table identifies the Registrant's directors and executive officers as of September 30, 1999. Directors are elected at the Registrant's annual meeting of stockholders and hold office until their successors are elected and qualified. The Registrant's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

                                                                    Term as
                                                                    Director
                Name              Position Held                     Expires
                ----              -------------                     -------

         Mary Hethey          President and Director                  2000

         Carsten Mide         Director                                2000

         Stacey Bligh         Secretary Treasurer                       -

         Mary Hethey, 49, is the Registrant's founder and has been its President since inception. She was born in Galt, Ontario, Canada. She was educated at the University of Toronto where she obtained a Bachelor of Arts degree in honors Economics and Mathematics. Subsequent to graduation she was employed with Burrows Business Machines as a computer programmer during 1974 and 1975 in Vancouver, British Columbia. Subsequently she became a student in accounting and articled with Clarkson Gordon (1975-1978) and Collins Burrows (1978 - 1980). In 1979 she obtained her degree as a Chartered Accountant. During the last five years she has been employed as follows:


                                   Type of                Years of
         Name of Company           Business              Employment         Position               Location
         ---------------           --------              ----------         --------               --------
Self-employed                       Accounting         1998 - 1999        Accountant          Vancouver, Canada

North Shore Credit Union             Bankers           1997 - 1998        Accountant          Vancouver, Canada

Self-employed accountant            Consulting         1993 - 1997        Accountant          Vancouver, Canada

Harvey Hill, Chartered              Professional       1990 - 1993        Accountant        West Vancouver, Canada
     Accountant                      Accountant



         Mrs. Hethey was the Secretary Treasurer of Goldking Resources Inc., a company listed on the OTC Bulletin Board but is no longer in that position. She is currently Secretary Treasurer of Anyox Resources Inc., a company seeking a quotation on the OTC Bulletin Board. Nine years ago she was a director and officer of Arthurian Resources Inc. and a director of Creative Products Inc.; both companies formerly listed on the Vancouver Stock Exchange.


         Mrs. Hethey has had experience in mining companies having performed accounting and auditing services for them as well as being a director of Arthurian Resources Inc., a company which had a mineral property in Ontario.

         Carsten Mide, 54, has been in the property development business for the past thirty three years and in residential home building for the past 28 years. His is currently a director and officer of several private companies as follows:

                                                                                Number of
                                       Business of            Executive        Years being      Jurisdiction of
        Name of Company                the Company            Position          Involved         Incorporation
        ---------------                -----------            --------          --------         -------------

Mide Developments Ltd.             Property development    President and            33         British Columbia,
                                                               Director                              Canada

Mide Holdings Ltd.                   Residential home      President and            28         British Columbia,
                                       construction            Director                              Canada

Dunbarton Properties Ltd.          Property development    President and            10         British Columbia,
                                                               Director                              Canada

Zarcan Minerals Inc. (*)           Mineral exploration     Vice-President           1.5        British Columbia,
                                                            and Director                             Canada

Alta Sierra Resources Inc.         Mineral exploration     President and            1.5         Alberta, Canada
                                                               Director

Five Star International            Mineral exploration     President and            1.5         Alberta, Canada
Resources Inc.                                                 Director

(*) It is anticipated that Zarcan Minerals Inc. will seek a listing on the Vancouver Stock Exchange within the near future.


         Mr. Mide has not been involved in any public company either in Canada or the United States and has not been associated with any OTC Bulletin Board company to date. He is a director and officer of Anyox Resources Inc., a mining company seeking a listing on the OTC Bulletin Board. As noted above, Mr. Mide has had experience in mining and has been a director of several mining companies during the past several years.

         For the past five years Mr. Mide has worked for Mide Developments Ltd., a company in which he is the controlling shareholder. The only remuneration he has received during the last five years is from Mide Developments Ltd.

         Stacey Bligh,26, has been the Secretary Treasurer of the Registrant since its inception. She graduated from Edward Milne Secondary School in 1990 with the Dogwood Diploma after having achieved the Honor Roll Status for four consequent years before obtaining a position with Westport Design Centre where her responsibilities were preparing bid sheets for large development projects, job costing and co-coordinating activities with various departments. In 1992 she attended the University of Victoria for two years where she majored in Biology. Subsequent to leaving university Ms. Bligh became an assistant appraiser for D.R. Coell & Associates in Victoria, British Columbia where her duties comprised proof reading all residential property appraisals and ensuring the legal matters were attended to. In 1995 she moved to Whistler, British Columbia and worked for Re/Max completing all closing documentation for real estate projects. In 1996, she was employed by Whistler Resort Association where she was responsible for food and beverage accounting and supervising all staff at functions involving cash sales. Since 1997 to the present time, Ms. Bligh has been employed by her personal wholly-owned company undertaking administrative work for various other companies.

         None of the Directors or Executive Officers work full time for the Registrant, but intend to devote such time as their responsibilities require. It is estimated that monthly time attributed to the President of the Registrant will be approximately 20 hours, comprising mainly administrative and accounting duties, whereas the Secretary Treasurer will devote 10 hours per month consisting mainly of preparation of corporate documents. This time will increase when the Registrant undertakes a work program on its property. None of the Registrant's Directors are currently directors of other companies registered under the Securities and Exchange Act of 1934.

         There are no family relationships between the directors, executive officers or with any person under consideration for nomination as a director or appointment as an executive officer of the Registrant.

ITEM 6.           EXECUTIVE COMPENSATION

         None of the Registrant's executive officers have received compensation since the Registrant's inception.


         The following table sets forth compensation paid or accrued by the Registrant during the period ended September 30, 1999 to the Registrant's President and shows compensation paid to any other officers or directors.



                        SUMMARY COMPENSATION TABLE (1999)

                                                                     Long Term Compensation (US Dollars)
                                                                     -----------------------------------
                         Annual Compensation                                      Awards      Payouts
                         -------------------                                      ------      -------
         (a)                (b)           (c)           (e)          (f)           (g)          (h)          (i)
                                                       Other      Restricted                              All other
                                                      annual        stock       Options/       LTIP        compen-
   Name and Princi-                                    Comp.        awards         SAR        payouts      sation
     pal position           Year         Salary         ($)          ($)           (#)          ($)          ($)
     ------------           ----         ------         ---          ---           ---          ---          ---
Mary Hethey,                1999          -0-           -0-          -0-           -0-          -0-          -0-
President and
     Director

Carsten Mide,               1999          -0-           -0-          -0-           -0-          -0-          -0-
     Director

Stacey Bligh,               1999          -0-           -0-          -0-           -0-          -0-          -0-
     Secretary


There has been no compensation given to any of the Directors or Officers during 1999. There are no stock options outstanding as at September 30, 1999 and no options have been granted in 1999, but it is contemplated that the Registrant may issue stock options in the future to officers, directors, advisers and future employees.


COMPENSATION OF DIRECTORS

         Members of the Board of Directors do not receive cash compensation for their services as Directors. Directors are not presently reimbursed for expenses incurred in attending Board meetings.

ITEM 7.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  Registrant  has never before filed a  prospectus  specified  under
Section 10(a) of the Securities Act of 1933 at this time. The Registrant raised funds from its officers and directors relatives, friends and business associates as more fully described below.

Shares issued to Directors and Officers

         The directors and officers of the Registrant subscribed for 50,000 shares at $0.01 per share for cash consideration. The breakdown of the shares is as follows:


                           Mary Hethey               20,000 shares
                           Carsten Mide              10,000 shares
                           Stacey Bligh                5,000 shares


         This stock is restricted since it was issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After this stock has been held for one year, the holders of these shares of the Registrant could sell a percentage of their shares every three months based on 1% of the outstanding stock in the Registrant. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are "stop transfer" instructions placed against this stock and a legend is imprinted on each stock certificate.

Shares issued to Other Shareholders

         On or about March 31, 1999, the Registrant issued the following shares to individuals listed for the consideration of $0.01 per share. All shares were paid for in cash. These shares were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended and an appropriate Form D was filed in connection with the issuance of these shares.

                                                  NUMBER OF
                      SHAREHOLDER                  SHARES
                      -----------                  ------

             Kirsten Wilson                          7,500
             Albert Ezzy                             5,000
             Jack Cewe                               7,500
             Mabel Cewe                             10,000
             Judith Mide   (i)
                                                    10,000

             Ryan Wilson                             5,000
             Michael Hardy                           5,000

              Peter Lewis                           10,000
              Paul Wolfe                            10,000
              William Work                           5,000
              Carrie Thachuk                         7,500
              Del Thachuk                            7,500
              Maryanne Thachuk                       7,500
              Michael Thachuk                        7,500
              John Krushnisky                        4,000
              Gordon Krushnisky                      5,000
              Jako Krushnisky                        5,000
              John Walker                            5,000
              Carol Finley                           5,000
              Glyn Hethey                            5,000
              Robin Hethey                          10,000

              Michael Kennaugh                      10,000
              Philip Yee                             5,000
              Raymond Contoli                       10,000
              Randy Contoli                          5,000
              Carol Krushnisky                      11,000
              Ray Paquette                           5,000
              Edward Skoda                           5,000
              Peggy Hung                             5,000
              James Bruce                            5,000
              Steven Bruce                           5,000
              James Hethey  (i)                      2,500
              Charles Hethey   (i)                   2,500

(i) These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. After this stock has been held for one year, the holders of these shares of the Registrant could sell a percentage of their shares every three months based on 1% of the outstanding stock in the Registrant. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are "stop transfer" instructions placed against this stock and a legend is imprinted on each stock certificate.

         Certain parties interested in the Registrant's success have contributed and continue to contribute time, office space, telephone, and other expenses, without compensation or reimbursement. The Registrant has given recognition to this contribution by including in expenses and crediting capital surplus the following amounts:


                   Management fees                    $  3,000
                   Rent                                  1,800
                   Telephone                               600
                                                      --------
                                                      $  5,400
                                                      ========


         The directors of the Registrant are directors, officers, stockholders and employees of other companies. Therefore, conflicts of interest may arise between their duties as directors of the Registrant and as directors and officers of other companies. The Registrant has formulated no policy for the resolution of such conflict.

         The President of the Registrant has advanced money to the Registrant for the following purposes:


           Payment of original incorporation costs           $   255
           Amendment to authorized capital (i)                   264
           General working capital                             5,692
                                                             -------
                                                             $ 6,211
                                                             =======

         (i) The authorized share capital was originally established upon incorporation at 1,500 common shares with a par value of $0.001. This was amended to 25,000,000 common shares with a par value of $0.001

         The above noted advance is on a demand basis and bears no interest. Had an interest rate of 10% been used the amount of interest due and payable would have been $53.

         The two directors are prepared to advance other money to the Registrant for an exploration program on the Coronado claim. Such commitment would not exceed $50,000 since any exploration program initially would not incur this cost. If the Registrant is unable to raise further money from the issuance of its capital stock or institutional investors and the directors are unwilling to advance further funds subsequent to the above noted advancement, then the Registrant will not be able to operate as a going concern and might cease to exist.

         The Registrant has not entered into any transactions with a related party and does not intend to do so in the immediate future. It is the intention of the Registrant to deal with third parties in all its acquisitions of properties.

REPORTS TO SECURITY HOLDERS

         Prior to filing this Form 10-SB, the Registrant has not been required to deliver annual reports. To the extent that the Registrant is required to deliver annual reports to security holders through its status of a reporting company, the Registrant shall deliver annual reports. Also, to the extent the Registrant is required to deliver annual reports by the rules or regulations of any exchange upon which the Registrant's shares are traded, the Registrant shall deliver annual reports. If the Registrant is not required to deliver annual reports, the Registrant will not go to the expense of producing and delivering such reports. If the Registrant is required to deliver annual reports, they will contain audited financial statements as required.

         Prior to the filing of this Form 10-SB, the Registrant has not filed reports with the Securities and Exchange Commission. Once the Registrant becomes a reporting company, management anticipates that Forms 3, 4, 5, 10K-SB, 10Q-SB, 8-K and Schedules 13D along with the appropriate proxy material will have to be filed as they come due. If the Registrant issues additional shares, the Registrant may file additional registration statements for those shares.

         The public may read and copy any material of the Registrant files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

YEAR 2000 COMPUTER PROBLEMS


         The Registrant is engaged in and dependent on computer technology in its business operations. Many existing computer programs use only two digits to identify a year in the date field; i.e., "98" instead of "1998". These programs were designed and developed without considering the impact of the upcoming change in the century, i.e., Year 2000. In addition to the programs used by computers, many computers might contain embedded computer chips which are not compatible to the year 2000. The Registrant uses computer software programs and systems that are essential to its business operations. All of the Registrant's suppliers, creditors and professional personnel use computers to do their work. The Registrant relies upon these individuals to have programs, hardware and computer chips which have been tested to eliminate the Year 2000 problem. Presently the Registrant does not own directly any computer equipment itself but plans to purchase computer equipment before the Year 2000. It will only consider computer equipment that has eliminated the Year 2000 problem since it realzes that if not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Registrant has:

(i) diagnos and repair, if required, the existing and known Year 2000 problems in its new computer software and systems;

(ii) reviewed the possible contingent liabilities the Registrant may have to third parties as a result of non-compliant systems; and


(iii) examined the extent the Registrant depends on third parties whose systems may not be Year 2000 compliant.


     The Registrant expects to complete its review of new computer equipment prior to the end of 1999. To date, the Registrant has incurred no cost in addressing the Year 2000 problem since the above three steps have been performed by management without consideration as to compensation.


         However, there may be untold numbers of unforeseen circumstances or unknown factors which the Registrant has not yet identified, determined or anticipated regarding the Year 2000 computer problems, and such problems could have a material adverse affect on the Registrant's business operations and financial condition. Consequently, the Registrant can give no assurance that the Year 2000 compliance can be fully achieved without costs and uncertainties that may seriously and substantially adversely affect the Registrant's operations and financial results.

     In summary, the problem is a massive, pervasive, complex, world-wide phenomena that could, in a worst-case scenario, totally shut down and destroy the Registrant's business operations.

ITEM 8.           DESCRIPTION OF SECURITIES


         The Registrant's articles of incorporation currently provide that the Registrant is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at September 30, 1999, 250,000 shares were outstanding.


COMMON STOCK

         Each holder of record of the Registrant's common stock is entitled to one vote per share in the election of the Registrant's directors and all other matters submitted to the Registrant's stockholders for a vote. Holders of the Registrant's common stock are also entitled to share ratably in all dividends when, as, and if declared by the Registrant's Board of Directors from funds legally available therefore, and to share ratably in all assets available for distribution to the Registrant's stockholders upon liquidation or dissolution, subject in both cases to any preference that may be applicable to any outstanding preferred stock. There are no preemptive rights to subscribe to any of the Registrant's securities, and no conversion rights or sinking fund provisions applicable to the common stock.

         Neither the Registrant's articles of incorporation nor its bylaws provide for cumulative voting. Accordingly, persons who own or control a majority of the shares outstanding may elect all of the Board of Directors, and persons owning less than a majority could be foreclosed from electing any.

OPTIONS OUTSTANDING

         There are no outstanding options. It is the intention of the Board of Directors to grant stock options to directors, officers and future employees at some time in the future. At the present time no consideration has been given to the granting of stock options.

                                     PART 11

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

MARKET INFORMATION

         The Registrant's stock is not presently traded or listed on any public market. Upon effectiveness of the Registrant's registration statement under the Securities Exchange Act of 1934, it is anticipated one or more broker dealers may make a market in its securities over the counter, with quotations carried on the National Association of Securities Dealers, Inc.'s "OTC Bulletin Board".

         There is no established market price for the shares. There are no common shares subject to outstanding options or warrants or securities convertible into common equity of the Registrant. The number of shares subject to Rule 144 is 50,000. Each share certificate has the appropriate legend affixed thereto. There are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

HOLDERS


         The approximate number of record holders of the Registrant's common stock as at September 30, 1999 is 36 of which three are either directors or officers of the Registrant.


DIVIDENDS

         The Registrant has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Registrant currently intends to retain any earnings for the operation and expansion of its business.

TRANSFER AGENT

         The Registrant's transfer agent is Nevada Agency & Trust Co., 50 West Liberty Street, Suite 880, Reno, Nevada, 89501.

ITEM 2.           LEGAL PROCEEDINGS

         There are no legal proceedings to which the Registrant is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 3.           DISAGREEMENT WITH ACCOUNTANTS AND
                  FINANCIAL DISCLOSURE

         From inception to date, the Registrant's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to April 30, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Registrant's accountants.

ITEM 4.           RECENT SALES OF UNREGISTERED SECURITIES


         From inception through to September 30, 1999, the Registrant has issued and sold the following unregistered shares of its common stock (the aggregated value of all such offerings did not exceed US$1,000,000):


(i) Subscription for 35,000 shares by the Directors and Officers of the Company

         On March 31,1999 the Registrant issued to its President, Mary Hethey, 20,000 common shares, to its other Director, Carsten Mide, 10,000 common shares and to its Secretary Treasurer , Stacey Bligh, 5,000 common shares, all for cash consideration at a price of $0.01 per share. This stock is restricted since it was issued in compliance with the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended. After this stock has been held for one year, the Directors could sell within a three month period a percentage of their shares based on 1% of the outstanding stock in the Registrant. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are "stop transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself.

(ii)     Subscription for 215,000 shares

         On March 31, 1999, the Registrant accepted subscriptions from thirty-three investors in the amount of 215,000 shares at a price of $0.01per share. In all cases the consideration was cash. These shares were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended, and an appropriate Form D was filed in connection with the issuance of these shares. Out of the 215,000 shares subscribed for, there were 15,000 shares which were restricted due to being purchased by individuals directly related to one or more of the officers and directors. The balance of 200,000 shares subscribed for and paid are shares which can be traded without restrictions. All the shareholders live outside the United States and none are US citizens.

ITEM 5.           INDEMNIFICATION OF DIRECTORS AND OFFICERS

         The Articles of Incorporation contain provisions which, in substance, eliminate the personal liability of the Board of Directors and officers of the Registrant and its shareholders from monetary damages for breach of fiduciary duties as directors to the extent permitted by Delaware law. By virtue of these provisions, and under current Delaware law, a director of the Registrant will not be personally liable for monetary damages for breach of fiduciary duty, except liability for:

     a. breach of his duties of loyalty to the Registrant or to its shareholders;

     b. acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

     c. dividends or stock repurchase or redemptions that are unlawful under Delaware law; and

     d. any transactions from which he or she receives an improper personal benefit.

         These provisions pertain only to breaches of duty by individuals solely in the capacity as directors, and not in any other corporate capacity, such as an officer, and limit liability only for breaches of fiduciary duties under Delaware law and not for violations of other laws (such as Federal securities laws). As a result of these indemnifications provisions, shareholders may be unable to recover monetary damages against directors for actions taken by them that constitute negligence or gross negligence or that are in violation of their duties, although it maybe possible to obtain injunctive or other equitable relief with respect to such actions.

         The inclusion of these indemnification provisions in the Registrant's By-laws may have the effect of reducing the likelihood of derivation litigation against directors, and may discourage or deter shareholders or management from bringing lawsuit action, if successful, might otherwise benefit the Registrant or its shareholders.

         The Registrant has entered into separate indemnification agreements with its directors and officers containing provisions that provide for the maximum indemnification allowed to directors and officers under Delaware law and the Registrant, among other obligations, to indemnify such directors and officers against certain liabilities that may arise by reason of their status as directors and officers, other than liabilities arising from willful misconduct of a culpable nature, provided that such persons acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to the best interest of the Registrant and, in the case of criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful. In addition, the indemnification agreement provides generally that the Registrant will, subject to certain exceptions, advance the expenses incurred by director and officers as a result of any proceedings against them as to which they may be entitled to indemnifications. The Registrant believes these arrangements are necessary to attract and retain qualified persons as directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Registrant pursuant to the foregoing provisions or otherwise, the Registrant has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such act, and is therefore unenforceable.

                                    PART F/S

                              FINANCIAL STATEMENTS

         The following financial statements are filed with this Form 10-SB:



                                                                                                    Page
                                                                                                    ----
Report of Independent Certified Public Accountants                                                   36
Financial Statements of Coronado Explorations Inc.
        Balance Sheet as at April 30, 1999                                                           37
        Statement of Operations for the Period from February 2, 1999 (Date
             of Inception) to April 30, 1999                                                         38
        Statement of Changes in Stockholders' Equity for the Period from
             February 2, 1999 (Date of Inception) to April 30, 1999                                  39
        Statement of Cash Flows for the Period from February 2, 1999 (Date
             of Inception) to April 30, 1999                                                         40
        Notes to Financial Statements                                                                41



Interim Financial Statements of Coronado Explorations Inc.
        Balance Sheet as at July 31, 1999                                                            44
        Statement of Operations for the Period from February 2, 1999 (Date
             of Inception) to July 31, 1999                                                          45
        Statement of Changes in Stockholders' Equity for the Period from
             February 2, 1999 (Date of  Inception) to July 31, 1999                                  46
        Statement of Cash Flows for the Period from February 2, 1999 (Date
             of Inception) to July 31, 1999                                                          47
        Notes to Financial Statements                                                                48



ANDERSEN ANDERSEN & STRONG, L.C.                                     941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board             Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                     Telephone 801-486-0096
                                                                                   Fax 801-486-0098
                                                                         E-mail Kandersen @ msn.com

Board of Directors
Coronado Explorations Ltd.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying balance sheet of Coronado Explorations Ltd. (an exploration t stage company) at April 30, 1999 and the statement of operations, stockholders' equity, and cash flows for the period from February 2, 1999 (date of inception) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Explorations Ltd. at April 30, 1999 and the results of operations, and cash flows for the period from February 2, 1999 (date of inception) to April 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                           /s/  "Andersen Andersen & Strong"
May 10, 1999

                           CORONADO EXPLORATIONS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                                     BALANCE
                                 APRIL 30, 1999

================================================================================
ASSETS

CURRENT ASSETS

     Cash                                                               $ 5,663
                                                                        -------

           Total Current Assets                                           5,663
                                                                        -------
OTHER ASSETS

     Mineral lease - Note 3                                                  --
                                                                        -------

                                                                        $ 5,663
                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable - related party                                  $ 6,475
      Accounts payable                                                    2,635
                                                                        -------

            Total Current Liabilities                                     9,110
                                                                        -------
STOCKHOLDERS' EQUITY

Common stock

      25,000,000 shares authorized, at $0.001 par
      value; 250,000 shares issued and outstanding                          250

Capital in excess of par value                                            4,950

Deficit accumulated during the development stage                         (8,647
                                                                        -------

Total Stockholders' Equity                                               (3,447
                                                                        -------

                                                                        $ 5,663
                                                                        =======


   The accompanying notes are an integral part of these financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                      FOR THE PERIOD FROM FEBRUARY 2, 1999
                      (DATE OF INCEPTION) TO APRIL 30, 1999

================================================================================



SALES                                                                  $      -

EXPENSES                                                                  8,647
                                                                         ------

NET LOSS                                                                 (8,647)
                                                                         ======


NET LOSS PER COMMON SHARE
     Basic                                                             $   (.03)
                                                                         ======


AVERAGE OUTSTANDING SHARES

     Basic                                                              250,000
                                                                        =======





    The accompanying notes are an integral part of hese financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 2, 1999 (DATE OF INCEPTION)
                                TO APRIL 30, 1999


==========================================================================================================


                                                                              CAPITAL IN
                                                       COMMON STOCK          EXCESS OF         ACCUMULATED
                                                   SHARES          AMOUNT    PAR VALUE           DEFICIT
                                                   ------          ------    ---------           -------
BALANCE FEBRUARY 2, 1999 (date of inception)           --         $     --    $     --         $     --

Issuance of common stock for cash

  at $.01 - March 31, 1999                        250,000              250       2,250               --

Capital contribution - expenses                        --               --       2,700               --

Net operating loss for the period from

    February 2, 1999 to April 30, 1999                 --               --          --           (8,647)
                                                 --------         --------    --------         --------

BALANCE APRIL 30, 1999                           ,250,000         $    250    $  4,950         $ (8,647)
                                                 ========         ========    ========         ========


   The accompanying notes are an integral part of these financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                      FOR THE PERIOD FROM FEBRUARY 2, 1999
                      (DATE OF INCEPTION) TO APRIL 30, 1999

================================================================================
CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss                                                                $(8,647)

Adjustments to reconcile net loss to
    net cash provided by operating
    activities:

    Change in accounts payable                                            2,635
    Capital contributions - expenses                                      2,700

                                                                        -------
Net Cash From Operations                                                 (3,312)
                                                                        =======

CASH FLOWS FROM INVESTING
    ACTIVITIES:                                                              --
                                                                        -------
CASH FLOWS FROM FINANCING

    ACTIVITIES:

       Proceeds from loan - related party                                 6,475
       Proceeds from issuance of common stock                             2,500
                                                                        -------
Net Increase in Cash                                                      5,663

Cash at Beginning of Period                                                  --

Cash at End of Period                                                   $ 5,663
                                                                        =======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Capital contributions - expenses                                        $ 2,700
                                                                        =======



    The accompanying notes are an integral part of hese financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCLAL STATEMENTS


================================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with authorized common stock of 1,500 shares with no par value and on April 12, 1999 the authorized common stock was increased to 25,000,000 shares with a par value of $0.001.


The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

The Company has completed a Regulation D offerings of 250,000 shares of its capital stock for cash.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes


The Company has elected a fiscal year ending December 31 and has not completed an operating period and therefore has not filed an income tax return, however, the Company may incur an operating loss for the period ending December 31, 1999 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

Any loss carryforward from the year ended December 31, 1999 will expire in the year 2000.

                           CORONADO EXPLORATIONS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES - CONTINUED

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

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


Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Financial Instruments

The carrying amounts of financial instruments, including cash, mineral leases, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

3.       ACQUISITION OF MINERAL CLAIMS


The Company acquired mineral claims known as the Coronado claims located in the Bralorne Mining area of British Columbia with an expiry date of February 24, 2000.

                           CORONADO EXPLORATIONS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCLAL STATEMENTS (CONTINUED)


================================================================================

3.       ACQUISITION OF MINERAL CLAIMS


The claims may be retained by the Company by making yearly lease payments in the amount of $2,000 Cn on February 24, 2000 and $4,000 Cn each year thereafter.

The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

4.   RELATED PARTY TRANSACTIONS

Related parties have acquired 61% of the common capital stock issued for cash.

5.   GOING CONCERN


The Company will need additional working capital to be successful in its efforts to develop the mineral claims acquired and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

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
                                                                      ---------

   STOCKHOLDERS' EQUITY

        Common stock
              25,000,000 shares authorized, at $0.001 par
              value, 250,000 shares issued and outstanding                  250

        Capital in excess of par value                                    7,650

        Deficit accumulated during the exploration stage                (12,907)
                                                                       ---------

              Total Stockholders' Equity                                 (5,007)
                                                                       ---------

                                                                       $  1,204
                                                                       ========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

                    For the three months ended July 31, 1999
                      and for period from February 2, 1999
                      (Date of Inception) to July 31, 1999

                      (Unaudited - Prepared by Management)


                                                FOR THE THREE     FROM INCEPTION
                                                MONTHS ENDED            TO
                                                JULY 31, 1999     JULY 31, 1999
                                                -------------     --------------

   SALES                                         $     --            $     --
                                                 --------            --------

   GENERAL  AND  ADMINISTRATIVE  EXPENSES:

        Accounting and audit                          500               2,000
        Bank charges and interest                      25                  40
        Edgar filing fees                             844                 844
        Geology report                                 --               1,270
        Incorporation costs written off                --                 519
        Management fees                             1,500               3,000
        Office expenses                               191                 221
        Rent                                          900               1,800
        Staking fees                                   --                 348
        Telephone                                     300                 600
        Transfer agent's fees                       1,065               2,265
                                                 --------            --------

   NET LOSS                                      $  5,325            $ 12,907
                                                 ========            ========


   NET LOSS PER COMMON SHARE

        Basic                                    $   0.02            $   0.10
                                                 ========            ========



   AVERAGE OUTSTANDING SHARES


        Basic                                     250,000             177,746
                                                 ========            ========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from February 2, 1999 (Date of Inception)
                                to July 31, 1999

                      (Unaudited - Prepared by Management)

                                                                               CAPITAL IN
                                                     COMMON  STOCK              EXCESS OF     ACCUMULATED
                                                  SHARES        AMOUNT          PAR VALUE       DEFICIT
                                                  ------        ------          ---------       -------
BALANCE FEBRUARY 2, 1999 (date of inception)     $    --      $     --          $     --              --

Issuance of common shares for cash at
     $0.01 - March 31, 1999                      250,000           250             2,250              --

Capital contributions - expenses                                                   5,400

Net operating loss for the period from
     February 2, 1999 to July 31, 1999                --           --                 --          (12,907)
                                                 -------      --------          --------         --------

BALANCE JULY 31, 1999                            250,000      $    250          $  7,650         $(12,907)
                                                 =======      ========          ========         ========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

        For the three months ended July 31, 1999 and for the period from February 2, 1999 (Date of Inception) to July 31, 1999

                      (Unaudited - Prepared by Management)


                                                             FOR THE THREE         FROM INCEPTION
                                                             MONTHS ENDED                TO
                                                             JULY 31, 1999         JULY 31, 1999
                                                             -------------         -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                 $ (5,325)              $(12,907)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable                          (1,570)                    --

          Increase in accounts - related party                    (264)                 6,211
                                                              --------               --------

               Net Cash from Operations                         (7,159)                (6,696)
                                                              --------               --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock                    --                  2,500
          Capital contributions                                  2,700                  5,400
                                                              --------               --------

                                                                 2,700                  7,900
                                                              --------               --------

     Net Increase in Cash                                       (4,459)                 1,204

     Cash at Beginning of Period                                 5,663                     --

                                                              --------               --------

     CASH AT END OF PERIOD                                    $  1,204               $  1,204
                                                              ========               ========




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

                                    PART 111

ITEM 1.           INDEX TO EXHIBITS

EXHIBIT
   NO.
   ---

(2)      Charter and By-Laws
         (a) Certificate of Incorporation of Coronado Explorations Ltd. (filed herewith ,page 53)
         (b) Amended and Restated Articles of Incorporation (filed herewith, page 54)
         (c)    Bylaws (filed herewith, page 60)
(3)      Instruments Defining Rights of Securities Holders
         (a) Text of stock certificates for common stock (filed herewith, page 70)
(5)      Voting Trust Agreements
                None
(6)      Material Contracts

         (a)    Not made in the ordinary course of business
               (i) Transfer Agent and Registrar Agreement between Registrant and Nevada Agency & Trust Co., dated 12th of May, 1999 (filed herewith, page 71)
(10)     Consent of experts and counsel
         (i)    Consent  of  Andersen  Andersen  &  Strong,  L.C.,   independent
                certified public accountants (filed herewith, page74)
(11)     Statement re computation of per share earnings
                Not applicable
(16)     Letter of change in certifying accountant
                Not applicable
(21)     Subsidiaries of the Registrant
                Not applicable
(24)     Power of Attorney
                None
(27)     Financial Data Schedule (filed herewith page 75)
(99)     Addition Exhibits
                Claim Map - Coronado Claim (filed herewith, page 77)

ITEM 2.           DESCRIPTIONS OF EXHIBITS

                         [Attached, pages 53 through 77]

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CORONADO EXPLORATIONS LTD.
                                                  (Registrant)

                                        by   /s/   "MARY M. HETHEY"
                                           ----------------------------------
                                                    Mary M. Hethey
                                                President and  Director


                                       By    /s/     "CARSTEN MIDE"
                                           ----------------------------------
                                                       Carsten Mide
                                                         Director


                                             Dated:    September 30, 1999