Form 10QSB
period 1999-10-31
CORONADO EXPLORATIONS LTD
filed 1999-11-15
CIK 1084031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended                 October 31, 1999
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission File number                        0-26309
                      ----------------------------------------------------------


                           CORONADO EXPLORATIONS LTD.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                           98-0200471
----------------------------------------                ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

397 Ventura Crescent
North Vancouver, BC, Canada                                      V7N 3G7
----------------------------------------                ------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                       Outstanding as of November 12, 1999
    ------------------------------           -----------------------------------
    Common Stock, $0.001 per share                       250,000

                                      INDEX


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

PART 1.

         ITEM 1.  Financial Statements (unaudited).........................................              3

                  Balance Sheet as at October 31, 1999 ....................................              4

                  Statement of Operations
                   For the three months ended  October 31, 1999 and
                       for the period  from  February 2, 1999 (Date of
                       Incorporation) to October 31, 1999..................................              5

                  Statement of Changes in Shareholders' Equity
                   For the period from February 2, 1999 (Date of
                       Incorporation) to October 31, 1999..................................              6

                  Statement of Cash Flows
                   For  the three months ended  October 31, 1999 and
                       for the period  from  February 2, 1999 (Date of
                       Incorporation) to October 31, 1999..................................              7

                  Notes to the Financial Statements........................................              8

         ITEM 2.  Plan of Operations.......................................................             11


PART 11           Signatures...............................................................             12


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Coronado Explorations Ltd. (an exploration stage company) at October 31, 1999 and the statement of operations and statement of cash flow for the three months ended October 31, 1999 and for the period from February 2, 1999 (date of incorporation) to October 31, 1999 and the statement of stockholders' equity for the period from February 2, 1999 (date of incorporation) to October 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 1999, are not necessarily indicative of the results that can be expected for the year ending January 31, 2000.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                October 31, 1999

                      (Unaudited - Prepared by Management)


   ASSETS

   CURRENT ASSETS

        Bank                                                                                $        385
                                                                                            ------------

                                                                                            $        385
                                                                                            ============

   LIABILITIES

         Accounts payable and accrued liabilities                                           $     1,550
         Accounts payable - related party                                                         6,211
                                                                                            -----------

                                                                                                  7,761
                                                                                            -----------

   STOCKHOLDERS' EQUITY

        Common stock
              25,000,000 shares authorized, at $0.001 par
              value, 250,000 shares issued and outstanding                                         250

        Capital in excess of par value                                                          10,350

        Deficit accumulated during the exploration stage                                       (17,976)
                                                                                            -----------

              Total Stockholders' Equity                                                        (7,376)
                                                                                            -----------

                                                                                            $      385
                                                                                            ==========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

         For the three months ended October 31, 1999 and for period from February 2, 1999 (Date of Inception) to October 31, 1999

                      (Unaudited - Prepared by Management)

                                       FOR THE THREE           FROM INCEPTION
                                        MONTHS ENDED                  TO
                                      OCTOBER 31, 1999        OCTOBER 31, 1999
                                      ----------------        ----------------


SALES                                     $     --              $     --
                                          --------              --------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit                      600                 2,600
     Annual fee                                125                   125
     Bank charges and interest                  19                    59
     Edgar filing fees                       1,125                 1,969
     Geology report                            500                 1,770
     Incorporation costs written off            --                   519
     Management fees                         1,500                 4,500
     Office expenses                            --                   221
     Rent                                      900                 2,700
     Staking fees                               --                   348
     Telephone                                 300                   900
     Transfer agent's fees                      --                 2,265
                                          --------              --------

NET LOSS                                  $  5,069              $ 17,976
                                          ========              ========


NET LOSS PER COMMON SHARE

     Basic                                $   0.02              $   0.09
                                          ========              ========

AVERAGE OUTSTANDING SHARES

     Basic                                 250,000               196,168
                                          ========              ========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from February 2, 1999 (Date of Inception)
                               to October 31, 1999

                      (Unaudited - Prepared by Management)



                                                                                            CAPITAL IN
                                                                 COMMON STOCK                EXCESS OF       ACCUMULATED
                                                             SHARES           AMOUNT         PAR VALUE         DEFICIT
                                                             ------           ------        -----------      -----------

BALANCE FEBRUARY 2, 1999 (date of inception)                     --         $     --         $     --         $     --

Issuance of common shares for cash at
     $0.01 - March 31, 1999                                 250,000              250            2,250               --

Capital contributions - expenses                                                                8,100

Net operating loss for the period from
     February 2, 1999 to October 31, 1999                        --               --               --          (17,976)

BALANCE OCTOBER 31, 1999                                    250,000         $    250         $ 10,350         $(17,976)
                                                           ========         ========         ========         ========







              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

       For the three months ended October 31, 1999 and for the period from February 2, 1999 (Date of Inception) to October 31, 1999

                      (Unaudited - Prepared by Management)



                                                                       FOR THE THREE           FROM INCEPTION
                                                                        MONTHS ENDED                 TO
                                                                       OCTOBER 31, 1999        OCTOBER 31, 1999
                                                                       ----------------        ----------------

     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                     $        (5,069)           $    (17,976)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Increase in accounts payable                                      1,550                   1,550
               Increase in accounts - related party                                 --                   6,211
               Capital contributions - expenses                                  2,700                   8,100
                                                                       ---------------           -------------

                    Net Cash from Operations                                      (819)                 (2,115)
                                                                       ---------------           -------------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common stock                               --                   2,500
                                                                                                 -------------

          Net Increase in Cash                                                    (819)                    385

          Cash at Beginning of Period                                            1,204                      --
                                                                       ---------------           -------------

          CASH AT END OF PERIOD                                        $           385           $         385
                                                                       ===============           =============




                         The  accompanying  notes are an integral  part of these
unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 1999

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

                                October 31, 1999

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

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 1999

                      (Unaudited - Prepared by Management)


3.       ACQUISTION OF MINERAL CLAIMS

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

It is anticipated before the winter arrives at the Coronado mineral claim the Company will be able to undertake a small exploration program comprising of a geochemical grid which subsequently can be sampled in the spring of the year 2000. There is no guarantee that the Company will be able to access the property but anticipates doing so at the present time.


Liquidity and Capital Resources

At the present time the Company does not have sufficient working capital on hand to undertake any exploration program unless it is financed by the directors and officers themselves. Management realizes that to be successful in its future exploration program it will have to obtained additional funding. The areas of consideration for the additional funding will either be institutional borrowing or through the issuance of its common shares. No consideration has been given to the form of financing at the present time.

Results of Operations

The Company has had no operations and therefore no results can be given at this time.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CORONADO EXPLORATIONS LTD.
                                  (Registrant)



              November 12, 1999                    /s/  "Mary Hethey"
--------------------------------------      ------------------------------------
                    Date                    Mary Hethey - President and Director