Form 10KSB
period 2000-01-31
CORONADO EXPLORATIONS LTD
filed 2000-05-05
CIK 1084031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended January 31, 2000

(x) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transaction period from ____________________ to __________________


     Commission File number 0-26309
                           -----------

                           CORONADO EXPLORATIONS LTD.
      --------------------------------------------------------------------
                 (Exact name of Company as specified in charter)

                  Delaware                                  98-0200471
--------------------------------------------       ----------------------------
State or other jurisdiction of incorporation         (I.R.S. Employee I.D. No.)
or organization

397 Ventura Crescent
North Vancouver, British Columbia, Canada                     V7N 3G7
--------------------------------------------       ----------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code          1-604-985-8940
                                                  ----------------------------
Securities registered pursuant to section 12 (b) of the Act:

Title of each share                  Name of each exchange on which registered
      None                                            None
---------------------                -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

         None
-------------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       (1)   Yes [X]     No [ ]                    (2)   Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $      -0-
                                                                 ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at January 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

           (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                                LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of January 31, 2000, the Company has 250,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

     (1)  Any annual report to security holders;

     (2)  Any proxy or other information statement;

     (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS

                                                                                Page
                                                                                -----
PART 1

ITEM 1.    DESCRIPTION OF BUSINESS                                                4

ITEM 2.    DESCRIPTION OF PROPERTY                                                4

ITEM 3.    LEGAL PROCEEDINGS                                                      5

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                    5


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS               5

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              6

ITEM 7.    FINANCIAL STATEMENTS                                                   6

ITEM 8.    CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
           ACCOUNTING  AND  FINANCIAL DISCLOSURE                                  7

PART III

ITEM 9.    DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND
           CONTROL PERSONS,  COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT                                                           7

ITEM 10.   EXECUTIVE COMPENSATION                                                 11

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT          12

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         13


PART IV

ITEM 13.   EXHIBITS                                                               14

                                    PART 1

                         ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

     Coronado Explorations Ltd. was incorporated on February 2, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at 397 Ventura Crescent, North Vancouver, British Columbia, Canada, V7N 3G7.

     The Company's articles of incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2000 there were 250,000 shares outstanding.

     The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

     Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the Bulletin Board.

     The Company has no revenue to date from the development of its mineral property, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

     In addition to exploring and developing its mineral property, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing of other mineral properties.

                        ITEM 2. DESCRIPTION OF PROPERTIES

EXPLORATION AND DEVELOPMENT OF THE CORONADO MINERAL PROPERTY

     The Company staked certain mineral claims known as the "Coronado" claim near Goldbridge, British Columbia, Canada. The claim was staked on February 24, 1999 when the previous owners allowed the claim to lapse. The claim covers 20 metric units located within the Bridge River Gold Camp near the historic Bralorne-Pioneer Mine. The Bralorne-Pioneer Property represents the largest single gold producer in British Columbia, having produced over 4,000,000 ounces (130,000 kg) of gold from ore averaging 0.53 oz/ton during the period 1932-1971. Avino Mines and Resources Ltd. and Bralorne-Pioneer Gold Mines Ltd. are considering reactivating the mine that has near surface reserves (above 800 level) of 432,500 tones grading 10.63 g/tonne Au.

Location, Access and Physiology of the Coronado Claim

     The Coronado claim is located approximately 180 kilometres north of Vancouver and four kilometres southeast of the town of Gold Bridge in southwestern British Columbia. The geographical centre of the claim is given by the U.T.M. coordinates 516550E, 5631700N (Lat. 50(degree)50'20"N, Long. 122(degree)45'50"W) on N.T.S. map sheet 92J/15. The town of Gold Bridge can be accessed by all weather gravel road (highway #40B) from Lillooet or via the Hurley River forestry road from Pemberton. Access to the north end of the claim is by four wheel drive vehicle up Steep Creek to the headwaters above 6,500 feet elevation. Helicopters are available from bases in the towns of Pemberton or Lillooet.

     The claim is situated at the northwest end of the Bendor Range within the Coast Mountains where steep northwest facing slopes range from 5,000 to 8,500 feet in elevation. Sub-alpine scrub alder and hemlock trees grow at lower elevations in the northwest corner of the claim and rock exposure is good along peaks and ridges in the south half of the claim. The winters are cold with generally high snowfall accumulations and summers are hot and dry.

                            ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended January 31, 2000.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at January 31, 2000 the Company had 36 shareholders; two of these shareholders are officers and directors of the Company.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     OVERVIEW

The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's articles of incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2000 there were 250,000 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity and Capital Resources

As at January 31, 2000, the Company had $1,179 of assets, and $12,453 of liabilities, including cash or cash equivalents amounting to $1,179. The liabilities of $12,453 are amounts of $3,242 accrued for audit and accounting and for Edgar filing fees and the amount of $9,211 due to a director.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Coronado claim and has made no commitments to acquire any asset of any nature.

Results of Operations

Since inception the Company has purchased the Coronado.

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-KSB.

             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to January 31, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
                                  EXCHANGE ACT

The following table sets forth as of January 31, 2000, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                              Term as
                                                              Director
     Name           Age             Position Held              Since
    ------         -----          -----------------          ----------
Mary Hethey         50        President and Director            1999

Carsten Mide        55        Director                          1999

Stacey Bligh        27        Secretary-Treasurer                 --

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

     MARY HETHEY is the Company's founder and has been its President since inception. She was born in Galt, Ontario, Canada. She was educated at the University of Toronto where she obtained a Bachelor of Arts degree in honors Economics. Subsequent to graduation she was employed with Burroughs Business Machines as a computer programmer during 1974 and 1975 in Vancouver, British Columbia. Subsequently she became a student in accounting and articled with Clarkson Gordon (1975-1978) and Collins Barrow (1978-1980). In 1979 she obtained her degree as a Chartered Accountant. During the last ten years she was employed as follows:

                                   Type of               Years of
      Name of Company              Business             Employment         Position               Location
      ---------------             ----------           ------------       ----------            ------------
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

     CARSTEN MIDE has been in the property development business for the past thirty three years and in residential home building for the past 28 years. His is currently a director and officer of several private companies as follows:

                                                                                 Number of
                                       Business of          Executive           Years being    Jurisdiction of
Name of Company                        the Company          Position             Involved       Incorporation
-------------------                   -------------        -----------          -----------    ----------------
Mide Developments Ltd.                 Property              President              33         British Columbia,
                                       development         and Director                            Canada

Mide Holdings Ltd.                     Residential home      President              28         British Columbia,
                                       construction        and Director                            Canada

Dunbarton Properties Ltd.              Property              President              10         British Columbia,
                                       development         and Director                            Canada

Zarcan Minerals Inc. (*)               Mineral             Vice-President           1.5        British Columbia,
                                       exploration         and Director                            Canada


Alta Sierra Resources                  Mineral            President                1.5        Alberta, Canada
Inc.                                   exploration        and Director

Anyox Resources Inc.                   Mineral            President                1          Nevada
                                       exploration        and Director

Five Star International                Mineral            President                1.5        Alberta, Canada
Resources Inc.                         exploration        and Director

(*)  Zarcan Minerals Inc. is listed on the CDNX Exchange in Canada.

     Mr. Mide has not been involved in any public company either in Canada or the United States and has not been a director or officer of any OTC Bulletin Board company to date other than Anyox Resources which trades under the symbol ANYX on the OTC Bulletin Board. As noted above, Mr. Mide has had experience in mining and has been a director of several mining companies during the past several years.

     STACEY BLIGH has been the Secretary Treasurer of the Company since its inception. She graduated from Edward Milne Secondary School in 1990 with the Dogwood Diploma after having achieved the Honor Roll Status for four consequent years before obtaining a position with Westport Design Centre where her responsibilities were preparing bid sheets for large development projects, job costing and co-coordinating activities with various departments. In 1992 she attended the University of Victoria for two years where she majored in Biology. Subsequent to leaving university Ms. Bligh became an assistant appraiser for D.R. Coell & Associates in Victoria, British Columbia where her duties comprised proof reading all residential property appraisals and ensuring the legal matters were attended to. In 1995 she moved to Whistler, British Columbia and worked for Re/Max completing all closing documentation for real estate projects. Subsequently she was employed by Whistler Resort Association where she was responsible for food and beverage accounting and supervising all staff at functions involving cash sales. Presently Ms. Bligh is employed by her personal wholly-owned company undertaking administrative work for various other companies.

     There are no family relationships between the directors, executive officers or with any person under consideration for nomination as a director or appointment as an executive officer of the Registrant.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)  was  convicted  in a  criminal  proceeding  or named  subject  of a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii) engaging in any type of business practice; or

    (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to

Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at January 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position              Report to be Filed
------                             ----------            ----------------------
Mary Hethey                President and Director             Form 3

Carsten Mide               Director                           Form 3

Stacey Bligh               Secretary-Treasurer                Form 3

                         ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2000.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth as at January 31, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

  Name and Address                                          Amount
   of Beneficial                  Nature of             of Beneficial              Percent
      Owner                     Ownership (1)             Ownership               of Class
  ----------------             ---------------        ----------------           ----------
MARY HETHEY                        Direct                  20,000                   8.0%
397 Ventura Crescent
North Vancouver, B.C.
Canada, V7N 3G7

All Officers and Directors         Direct                  20,000                   8.0%
as a Group ( 3 persons )

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.

                                     PART IV

                          ITEM 13. EXHIBITS AND REPORTS


(a) (1)   FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                                          Page
--------------------                                                                       ----
Report of Andersen, Andersen & Strong, Certified Public Accountants                        16

Balance Sheet as at January 31, 2000                                                       17

Statement of Operations for the period from February 2, 1999 (Date of
   Inception) to January 31, 2000                                                          18

Statement in Changes in Stockholders' Equity for the period from February 2,
   1999 (Date of Inception) to January 31, 2000                                            19

Statement of Cash Flows for the period from February 2, 1999 (Date of
   Inception) to January 31, 2000                                                          20

Notes to the Financial Statements                                                          21

(a) (2)  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a) (3)  EXHIBITS

The following exhibits are included as part of this report by reference:

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                                            CORONADO EXPLORATIONS LTD.


Date:   May 2, 2000                         By: /s/ "Mary Hethey"
                                            ---------------------------------
                                            Mary Hethey, President and Director


Date:    May 2, 2000                        By:    /s/  "Carsten Mide"
                                            ---------------------------------
                                            Carsten Mide, Director

ANDERSEN ANDERSEN & STRONG, L.C.                 941 East 3300 South, Suite 220
Certified Public Accountants and Business           Salt Lake City, Utah, 84106
 Consultants Board                                       Telephone 801-486-0096
Member SEC Practice Section of the AICPA                       Fax 801-486-0098

Board of Directors
Coronado Explorations Ltd.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Coronado Explorations Ltd. (exploration stage company) at January 31, 2000, and the statement of operations, stockholders' equity, and cash flows for the period February 2, 1999 (date of inception) to January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Explorations Ltd. at January 31, 2000, and the results of operations, and cash flows for the period from February 2, 1999 (date of inception) to January 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                          /s/  "Andersen Andersen & Strong"
May 2, 2000

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                                January 31, 2000

ASSETS

CURRENT ASSETS

  Cash                                                              $  1,179
                                                                      ------
     Total Current Assets                                              1,179
                                                                      ------

OTHER ASSETS

   Mineral claims - Note 3                                               --
                                                                      ------
                                                                    $  1,179
                                                                      ======
LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable - related party                                     9,211
  Accounts payable                                                     3,242
                                                                      ------
                                                                      12,453
                                                                      ------
STOCKHOLDERS' EQUITY

  Common stock
     25,000,000 shares authorized, at $0.001 par
     value, 250,000 shares issued and outstanding                     2,500

     Capital in excess of par value                                  13,050

     Deficit accumulated during the exploration stage               (24,574)
                                                                    --------
           Total Stockholders' Equity                               (11,274)
                                                                    ---------
                                                                  $   1,179
                                                                    =========

         The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

                         For the Period February 2, 1999
                     (Date of Inception) to January 31, 2000

   REVENUES                                         $       --

   EXPENSES

   NET LOSS                                         $   (24,574)
                                                       =========

   NET LOSS PER COMMON SHARE

        Basic                                       $      (.12)
                                                       =========

   AVERAGE OUTSTANDING SHARES

        Basic                                            210,800
                                                       =========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2000

                                                                                                Capital in
                                                                Common         Stock            Excess of         Accumulated
                                                                Shares         Amount           Par Value            Deficit
                                                               --------       --------         ------------      -------------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION)                        --        $     --          $       --        $      --

Issuance of common shares for cash at
 $.01 - March 31, 1999                                         250,000            250                2,250               --

Capital contributions by related
 Parties - expenses                                                 --             --               10,800               --

Net operating loss for the period February 2, 1999
 to January 31, 2000                                                --             --                   --          (24,574)
                                                                                                              .                  .
                                                               -------         -------           ---------         ---------
BALANCE JANUARY 31, 2000                                       250,000        $   250           $   13,050        $ (24,574)
                                                               =======         =======           =========         =========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                         For the Period February 2, 1999
                     (Date of Inception) to January 31, 2000

     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                                  $ (24,574)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Changes in accounts payable                                              3,242
               Capital contributions - expenses                                        10,800
                                                                                     ---------
                    Net Cash Used from Operations                                     (10,532)
                                                                                     ---------
     CASH FLOWS FROM INVESTING
           ACTIVITIES                                                                       --
                                                                                     ---------
     CASH FLOWS FROM FINANCING
           ACTIVITIES:

               Proceeds from loan - related party                                        9,211
               Proceeds from issuance of common stock                                    2,500
                                                                                     ---------
          Net Increase in Cash                                                           1,179

          Cash at Beginning of Period                                                       --
                                                                                     ---------
          CASH AT END OF PERIOD                                                     $    1,179
                                                                                     =========


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

      Capital contributions - expenses                                              $  10,800
                                                                                     =========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with the authorized common stock of 1,500 shares with no par value and on April 12, 1999 the authorized common stock was increased to 25,000,000 shares with a par value of $0.001.

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

     Income Taxes

     On January 31, 2000 the Company has a net operating loss available for carryover against future profits of $24,574 which result in a tax benefit of $3,686 however the tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of tax benefit is doubtful since the Company has no operations.

     The loss carryforward will expire in the year 2021.

     Basic and Diluted Net Income (Loss) per Share

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
     (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Capitalization of Mineral Claim Costs

     Cost of acquisition, exploration, carrying and retained unproven properities are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

     Environmental Requirements

     At the report date environmental requirements related to the mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

     Financial Instruments

     The carrying amounts of financial instruments, including cash, mineral claims, and account payable are considered by management to be their standard fair values.

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

     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 29, 1999.

     Recent Accounting Pronouncements

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

3.   PURCHASE OF MINERAL LEASES

     The Company has acquired mineral claims known as the Coronado claims located in the Bralorne Mining area of British Columbia with an expiration date of February 24, 2001.

     The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

     The claims may be retained by the Company by making yearly lease payments in the amount of $4,000 Cn each year.


4.   RELATED PARTY TRANSACTIONS

     Related parties have acquired 61% of the common shares issued for cash.

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

     There can be no assurance that management will be successful in this effort.