Form 10QSB
period 2000-04-30
CORONADO EXPLORATIONS LTD
filed 2000-06-30
CIK 1084031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended        April 30, 2000
                               ---------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -----------------------

Commission File number           0-26309
                       ----------------------------


                           CORONADO EXPLORATIONS LTD.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                     98-0200471
--------------------------------                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

397 Ventura Crescent
North Vancouver, British Columbia, Canada                V7N 3G7
------------------------------------------             -----------
(Address of principal executive offices)                (Zip Code)


                                 1-604-985-8940
                  --------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                          Outstanding as of April 30, 2000
------------------------------             --------------------------------
Common Stock, $0.001 per share                                  250,000

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART 1.
    ITEM 1.  Financial Statements (unaudited)..........................      3

             Balance Sheet as at April 30, 2000
                  (with comparative figures as at January 31, 2000)....      4

             Statement of Operations
                For the three months ended April 30, 2000, for
                   the three  months  ended  April 30, 1999 and
                   for the period  from  February 2, 1999 (Date
                   of Incorporation) to April 30, 2000.................      5

             Statement of Changes in Shareholders' Equity
                For the period from February 2, 1999 (Date of
                   Incorporation) to April 30, 2000....................      6

             Statement of Cash Flows
                For the three months ended April 30, 2000, for
                   the three  months  ended  April 30, 1999 and
                   for the period  from  February 2, 1999 (Date
                   of Incorporation) to April 30, 2000.................      7

             Notes to the Financial Statements.........................      8

    ITEM 2.  Plan of Operations........................................     11


PART 11      Signatures................................................     12


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Coronado Explorations Ltd. (an exploration stage company) at April 30, 2000 (with comparative figures as at January 31,
2000) and the statement of operations and statement of cash flows for the three months ended April 30, 2000, for the three months ended April 30, 1999 and for the period from February 2, 1999 (date of incorporation) to April 30, 2000 and the statement of stockholders' equity for the period from February 2, 1999 (date of incorporation) to April 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                       April 30, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)



                                                                         APRIL 30             JANUARY 31
                                                                           2000                  2000
                                                                         ---------            ----------
   ASSETS

   CURRENT ASSETS

     Bank                                                                 $     --            $    1,179
                                                                          --------             ---------

                                                                          $     --            $    1,179
                                                                          ========             =========


   LIABILITIES

      Bank overdraft                                                         1,653                    --
      Accounts payable and accrued liabilities                               1,075                 3,242
      Due to a director                                                     11,711                 9,211
                                                                          --------             ---------
                                                                            14,439                12,453
                                                                          --------             ---------
   STOCKHOLDERS' EQUITY

      Common stock
        25,000,000 shares authorized, at $0.001 par
        value, 250,000 shares issued and outstanding                           250                   250

        Capital in excess of par value                                      15,750                13,050

        Deficit accumulated during the exploration stage                   (30,439)              (24,574)
                                                                          --------             ---------

              Total Stockholders' Equity                                   (14,439)              (11,274)
                                                                         ---------             ---------

                                                                         $      --             $   1,179
                                                                         =========             =========



The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS


                   For the three months ended April 30, 2000,
                   for the three months ended April 30, 1999
         And for the period from February 2, 1999 (Date of Inception) to
                                 April 30, 2000

                      (Unaudited - Prepared by Management)

                                                      THREE MONTHS          THREE MONTHS         FROM INCEPTION
                                                         ENDED                 ENDED                   TO
                                                     APRIL 30, 2000        APRIL 30, 1999        APRIL 30, 2000
                                                     --------------        --------------        --------------

   SALES                                                 $     --                $    --             $      --
                                                          --------              ---------            ---------
   GENERAL AND
   ADMINISTRATIVE EXPENSES:

        Accounting and audit                                1,125                   1,500                5,675
        Annual fee                                             --                      --                  125
        Bank charges and interest                              21                      15                  118
        Edgar filing fees                                      --                      --                3,465
        Franchise tax                                         100                      --                  100
        Geological report                                     500                   1,270                2,270
        Incorporation costs                                    --                     519                  519
        Management fees                                     1,500                   1,500                7,500
        Office expenses                                       219                      30                  854
        Rent                                                  900                     900                4,500
        Staking costs                                          --                     348                  348
        Telephone                                             300                     300                1,500
        Transfer agent's fees                               1,200                   1,200                3,465
                                                          --------              ---------             --------

   NET LOSS                                              $  5,865                $  7,582             $ 30,439
                                                          ========              =========             ========


   NET LOSS PER COMMON SHARE


        Basic                                            $   0.02                $  0.09
                                                          =======                ========


   AVERAGE OUTSTANDING SHARES


        Basic                                             250,000                 88,068
                                                          =======                ========



The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the period from February 2, 1999(Date of Inception) to
                                 April 30, 2000

                      (Unaudited - Prepared by Management)



                                                                                           CAPITAL IN
                                                           COMMON         STOCK             EXCESS OF          ACCUMULATED
                                                           SHARES         AMOUNT            PAR VALUE            DEFICIT
                                                          --------       --------          -----------         -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION)                    --       $     --          $        --          $      --

Issuance of common shares for cash at
  $0.01 - March 31, 1999                                   250,000            250                2,250                 --

Capital contribution - expenses                                 --             --               13,500

Net operating loss for the period from
  February 2, 1999 to April 30, 2000                            --             --                   --                 --
                                                          --------       --------          -----------         -----------

BALANCE APRIL 30, 2000                                     250,000       $    250          $    15,750           $(30,439)
                                                          ========       ========          ===========         ===========










The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                   For the three months ended April 30, 2000, for the three months ended April 30, 1999
 And for the period from February 2, 1999 (Date of Inception) to April 30, 2000

                      (Unaudited - Prepared by Management)


                                                              FOR THE THREE         FOR THE THREE         FROM INCEPTION
                                                               MONTHS ENDED          MONTHS ENDED               TO
                                                              APRIL 30, 2000        APRIL 30, 1999        APRIL 30, 2000
                                                              --------------        --------------        --------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:
     Net loss                                                    $   (5,865)          $    (7,582)           $  (30,439)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable                               (2,167)                1,570                 1,075
          Increase in due to a director                               2,500                 6,475                11,711
                                                                 ----------           -----------             ---------

               Net Cash from Operations                              (5,532)                  463               (17,653)
                                                                 ----------           -----------             ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
          Capital contribution - expenses                             2,700                 2,700                13,500
          Proceeds from issuance of common stock                         --                 2,500                 2,500
                                                                 ----------           -----------             ---------
                                                                      2,700                 5,200                16,000
                                                                 ----------           -----------             ---------
     Net Increase in Cash                                            (2,832)                5,663                (1,653)

     Cash at Beginning of Year                                        1,179                    --                    --
                                                                 ----------           -----------             ---------

     CASH AT END OF YEAR                                          $  (1,653)            $   5,663             $  (1,653)
                                                                 ==========           ===========             =========




The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2000

                      (Unaudited - Prepared by Management)


1.   ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on February 2, 1999 with the authorized common shares of 25,000,000 shares at $0.001 par value.

     The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

     The Company has completed two Regulation D offerings of 250,000 shares of its capital stock for cash.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Methods

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend Policy

     The Company has not yet adopted a policy regarding payment of dividends.

     Income Taxes

     At April 30, 2000, the Company had a net operating loss carry forward of $30,439. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2021.

     Base and Diluted Net Income (Loss) per Share

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

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2000

                      (Unaudited - Prepared by Management)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

     Capitalization of Mineral Claim Costs

     Cost of acquisition, exploration and carrying unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

     Environmental Requirements

     At the report date environmental requirements related to the mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

     Financial Instruments

     The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values.

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

                                 April 30, 2000

                      (Unaudited - Prepared by Management)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

     Recent Accounting Pronouncements

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   PURCHASE OF MINERAL LEASES

     The Company has acquired mineral claims located in the Bralorne Mining area of British Columbia with an expiration date of February 26, 2001.

     The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

4.   RELATED PARTY TRANSACTIONS

     Related parties acquired 61% of the common shares issued for cash.

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

5.   GOING CONCERN

     The Company will need additional working capital to be successful in its efforts to develop the mineral lease acquired and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

     Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company has not undertaken an exploration program on its property but anticipates once the snow has melted in the Bralorne mining area that management will consider an exploration program. The basic exploration program that management is considering is one where a geochemcial grid will be established over part of the property and subsequently soil samples will be taken at specific intervals to determine the mineralization and location of any ore body. This program will occur during the latter part of the summer of 2000.

Liquidity and Capital Resources

The Company does not have sufficient funds to undertaken an exploration program in the late summer of 2000. The funds will have to be obtained either by advances from its directors, bank lending or an issuance of the Company's common stock. At present the directors have not decided as to how they intend to raise the required funding. An estimate as to the funds required to explore the mineral claim is approximately $25,000.

Results of Operations

Today the Company has not had any operating results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CORONADO EXPLORATIONS LTD.
                                                           (Registrant)




          June 13, 2000                           /s/  "Mary Hethey"
-------------------------------------        -----------------------------------
              Date                                      Mary Hethey - President



          June 13, 2000                           /s/   "Carsten Mide"
-------------------------------------        -----------------------------------
              Date                                       Carsten Mide - Director