Form 10QSB
period 2000-07-31
CORONADO EXPLORATIONS LTD
filed 2000-09-18
CIK 1084031

` UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              July 31, 2000
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      ---------------------

Commission File number
                       --------------------------

                           CORONADO EXPLORATIONS LTD.
             ------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Delaware                                  98-0200471
--------------------------------                  -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


397 Ventura Crescent
North Vancouver, British Columbia, Canada              V7N 3G7
-----------------------------------------              -------
(Address of principal executive offices)              (Zip Code)

                                 1-604-985-8940
               --------------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                          Outstanding as of July 31, 2000
  --------------------------------            -------------------------------
   Common Stock, $0.001 per share                         250,000

ANDERSEN ANDERSEN & STRONG, L.C.                   941 East 3300 South, Suite202
--------------------------------                      Salt Lake City, Utah 84106
Certified Public Accountants and
Business Consultants

                                                   Telephone 801-486-0096
                                                   Fax 801-486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Coronado Explorations LTD

We have reviewed the condensed balance sheet of Coronado Explorations LTD (exploration stage company) as of July 31, 2000 and January 31, 2000 and the related condensed statements of operations and the condensed statement of cash flows for the three and six months ended July 31, 2000 and 1999 and the period February 2, 1999 (date of inception) to July 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                              /s/ "Andersen Andersen and Strong"


Salt Lake City, Utah
September 15, 2000

                                      INDEX


                                                                                                       Page
PART 1.                                                                                               Number
                                                                                                      ------
         ITEM 1.    Financial Statements (unaudited)..............................................       4

                    Balance Sheet as at July 31, 2000
                             (with comparative figures as at January 31,
                             2000)................................................................       5

                    Statement of Operations
                             For the three  months  ended July 31,  2000,
                             for the three  Months  ended July 31,  1999,
                             for the six months ended July 31, 2000,  for
                             the six months  ended July 31,  1999 And for
                             the period  from  February  2, 1999 (Date of
                             Incorporation) to July 31, 2000......................................       6

                    Statement of Changes in Shareholders' Equity
                             For the period from February 2, 1999 (Date of
                               Incorporation) to July 31, 2000....................................       7

                    Statement of Cash Flows
                             For the six months ended July 31, 2000, for the
                             six months ended July 31, 1999 and for  the
                             period from  February 2, 1999 (Date of
                             Incorporation) to July 31, 2000......................................       8

                    Notes to the Financial Statements.............................................       9

         ITEM 2.    Plan of Operations............................................................      12

PART 11             Signatures....................................................................      13

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


The accompanying balance sheet of Coronado Explorations Ltd. (an exploration stage company) at July 31, 2000 (with comparative figures as at January 31,
2000) and the statement of operations and statement of cash flows for the three months ended July 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to July 31, 2000 and the statement of stockholders' equity for the period from February 2, 1999 (date of incorporation) to July 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                       July 31, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)

                                                                              JULY 31              JANUARY 31
                                                                                2000                  2000
                                                                              -------              ----------
   ASSETS

   CURRENT ASSETS

        Bank                                                                 $     15              $    1,179
                                                                              --------              ---------

                                                                             $     15              $    1,179
                                                                              ========              =========

   LIABILITIES

         Accounts payable and accrued liabilities                               1,700                   3,242
         Due to a director                                                     13,711                   9,211
                                                                              --------              ---------
                                                                               15,411                  12,453
                                                                              --------              ---------

   STOCKHOLDERS' EQUITY

        Common stock
              25,000,000 shares authorized, at $0.001 par
              value, 250,000 shares issued and outstanding                        250                    250

        Capital in excess of par value                                         18,450                 13,050

        Deficit accumulated during the exploration stage                      (34,096)               (24,574)
                                                                              --------              ---------

              Total Stockholders' Equity (Deficiency)                         (15,396)               (11,274)
                                                                              --------              ---------

                                                                             $     15               $  1,179
                                                                              ========              =========




The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)


                             STATEMENT OF OPERATIONS


                    For the three months ended July 31, 2000,
                   for the three months ended July 31, 1999,
                     For the six months ended July 31, 2000,
                     for the six months ended July 31, 1999
         And for the period from February 2, 1999 (Date of Inception) to
                                  July 31, 2000

                      (Unaudited - Prepared by Management)

                                                                             SIX             SIX
                                         THREE MONTHS   THREE MONTHS        MONTHS          MONTHS           FROM
                                            ENDED          ENDED            ENDED            ENDED         INCEPTION
                                           JULY 31,       JULY 31,         JULY 31,         JULY 31,           TO
                                            2000            1999             2000            1999         JULY 31, 2000
                                            ----            ----             ----            ----         -------------
   SALES                                  $   --          $    --           $   --          $   --          $      --
                                           -----           ------            -----           -----           --------
   GENERAL  AND  ADMINISTRATIVE
   EXPENSES:

        Accounting and audit                 825              500            1,950           2,000              6,500
        Annual fee                            --               --               --              --                125
        Bank charges and interest             41               25               62              40                159
        Edgar filing fees                     --              844               --             844              3,465
        Franchise tax                         --               --              100              --                100
        Geological report                     --               --              500           1,270              2,270
        Incorporation costs                   --               --               --             519                519
        Management fees                    1,500            1,500            3,000           3,000              9,000
        Office expenses                       91              191              310             221                945
        Rent                                 900              900            1,800           1,800              5,400
        Staking costs                         --               --               --             348                348
        Telephone                            300              300              600             600              1,800
        Transfer agent's fees                 --            1,065            1,200           2,265              3,465
                                           -----           ------            -----           -----           --------

   NET LOSS                               $3,657          $ 5,325           $9,522         $12,907           $ 34,096
                                           =====           ======            =====          ======           ========

   NET LOSS PER COMMON SHARE

        Basic                             $ 0.01          $  0.02           $ 0.03         $  0.07
                                           =====           ======            =====          ======

   AVERAGE OUTSTANDING SHARES

        Basic                             250,000         250,000          250,000         170,833
                                          =======         =======          =======         =======


The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the period from February 2, 1999(Date of Inception) to
                                  July 31, 2000

                      (Unaudited - Prepared by Management)


                                                                                    CAPITAL IN
                                                   COMMON         STOCK              EXCESS OF       ACCUMULATED
                                                   SHARES         AMOUNT             PAR VALUE         DEFICIT
                                                   ------         ------           ------------      -----------

BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION)           --        $    --            $       --        $       --

Issuance of common shares for cash at
  $0.01 - March 31, 1999                          250,000            250                 2,250                --

Capital contribution - expenses                        --             --                16,200

Net operating loss for the period from
  February 2, 1999 to July 31, 2000                    --             --                    --           (34,096)
                                                  -------         ------              --------        -----------

BALANCE JULY 31, 2000                             250,000        $   250             $  18,450         $ (34,096)
                                                  =======         ======              ========        ===========













The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                    For the three months ended July 31, 2000, for the three months ended July 31, 1999
  And for the period from February 2, 1999 (Date of Inception) to July 31, 2000

                      (Unaudited - Prepared by Management)

                                                                   FOR THE THREE         FOR THE THREE         FROM INCEPTION
                                                                    MONTHS ENDED          MONTHS ENDED               TO
                                                                   JULY 31, 2000         JULY 31, 1999         JULY 31, 2000
                                                                   -------------         -------------         -------------
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                  $   (9,522)          $  (12,907)          $  (34,096)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Increase in accounts payable                             (1,542)              (1,570)               1,700
               Increase in due to a director                             4,500                 (264)              13,711
                                                                        -------            ---------           ---------

            Net Cash (Deficiency) from Operations                       (6,564)             (14,741)             (18,685)
                                                                        -------            ---------           ---------

     CASH FLOWS FROM FINANCING
            ACTIVITIES:

               Capital contribution - expenses                           5,400               15,695               16,200
               Proceeds from issuance of common stock                       --                  250                2,500
                                                                        -------            ---------           ---------

                                                                         5,400               15,945               18,700
                                                                        -------            ---------           ---------

          Net Increase (Decrease) in Cash                               (1,164)               1,204                   15

          Cash at Beginning of Period                                    1,179                   --                   --
                                                                        -------            ---------           ---------

          CASH AT END OF PERIOD                                     $       15          $     1,204           $       15
                                                                        =======            =========           =========



The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2000

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

     Income Taxes

     At July 31, 2000, the Company had a net operating loss carry forward of $34,096. The tax benefit from the loss carry forward has been offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2021.

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

                                  July 31, 2000

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

     Financial Instruments

     The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values.

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

                                  July 31, 2000

                      (Unaudited - Prepared by Management)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity.

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

     The cost of maintaining the claims in good standing for a further year is $2,800.

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The management of the Company is considering seeking another project due to the current market price of mineral.

At the first Annual General Meeting held on August 2, 2000 the shareholders approved the following:

1. The forward splitting of the common shares on the basis of a maximum of a hundred new shares for one hold share or at whatever number the directors, at their sole discretion, deem appropriate.

2. Approval for the directors, at their sole discretion, to seek out and enter into negotiations for a new project for the Company.

The directors have not decided upon the exact number of shares to be split under the forward split of the share capital.

To date the Company has not entered into any negotiation for a new project for the Company although the directors have considered several. Once a decision has been made the directors will advise the shareholders accordingly.

Liquidity and Capital Resources

The Company, at the present time, does not have the capital resources to develop its mineral property and until mineral prices strengthen it does not intend to develop the mineral claims. There are not adequate funds in the Company to undertake any exploration activities. The only methods of obtaining funds are for the directors to advance loans personally to the Company, guarantee a bank loan or issue common shares. None of these methods have been considered to date.

Results of Operations

The Company has had no operations during the current period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CORONADO EXPLORATIONS LTD..
                                                       (Registrant)






      September 15, 2000                        /s/  "Carsten Mide"
-------------------------------            ------------------------------
            Date                               Carsten Mide - Director