Form 10QSB
period 2000-10-31
CORONADO EXPLORATIONS LTD
filed 2000-12-18
CIK 1084031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES  EXCHANGE
     ACT OF 1934

For the quarterly period ended       October 31, 2000
                               -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ---------------           --------------

Commission File number          0-26309
                       --------------------


                           CORONADO EXPLORATIONS LTD.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                      98-0200471
-------------------------------------                ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

397 Ventura Crescent
North Vancouver, British Columbia, Canada                  V7N 3G7
----------------------------------------------        --------------
(Address of principal executive offices)                 (Zip Code)

                               1 - 604 - 985-8940
             ------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                            Outstanding as of October 31, 2000
 --------------------------               ----------------------------------

 Common Stock, $0.001 per share                       25,000,000


                                      INDEX

                                                                                                       Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements (unaudited)..........................................             3

                           Balance Sheet as at October 31, 2000
                                    (with comparative figures as at January 31,
                                    2000)..................................................              4

                           Statement of Operations

                                    For the three months ended October 31, 2000,
                                    for the three months ended October 31, 1999,
                                    for the nine months ended  October 31, 2000,
                                    for the nine months  ended  October 31, 1999
                                    and for the  period  from  February  2, 1999
                                    (Date  of   Incorporation)  to  October  31,
                                    2000....................................................             5

                           Statement of Cash Flows

                                    For the nine months ended October 31, 2000, for the
                                    nine months ended October 31, 1999 and for
                                    the period  from February 2, 1999 (Date of
                                    Incorporation) to October 31, 2000......................             6

                           Notes to the Financial Statements................................             7

         ITEM 2.  Plan of Operations........................................................            10


PART 11                    Signatures.......................................................            11

                           Financial Data Worksheet.........................................


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

The accompanying balance sheet of Coronado Explorations Ltd. (an exploration stage company) at October 31, 2000 (with comparative figures as at January 31,
2000) and the statement of operations for the three months ended October 31, 2000 and 1999, for the nine months ended October 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to October 31, 2000 and the statement of cash flows for the nine months ended October 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to October 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                      October 31, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)


                                                                                             OCTOBER 31            JANUARY 31
                                                                                                2000                  2000
                                                                                                ----                  ----
   ASSETS

   CURRENT ASSETS

        Bank                                                                                $        11          $    1,179
                                                                                               --------               -----

                                                                                            $        11          $    1,179
                                                                                               ========               =====

   LIABILITIES

         Accounts payable and accrued liabilities                                                 3,487               3,242
         Due to a director                                                                       14,961               9,211
                                                                                                 ------               -----
                                                                                                 18,448              12,453
                                                                                                 ------              ------

   STOCKHOLDERS' EQUITY

        Common stock

              200,000,000 shares authorized, at $0.001 par
              value, 25,000,000 shares issued and outstanding                                       250                 250

        Capital in excess of par value                                                           21,150              13,050

        Deficit accumulated during the exploration stage                                       (39,837)             (24,574)
                                                                                               --------            --------

              Total Stockholders' Deficiency                                                   (18,437)             (11,274)
                                                                                              ---------            --------

                                                                                           $         11         $     1,179
                                                                                              =========            ========


                                  The accompanying notes are an integral part of these unaudited financial statements.


                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

     For the three months ended October 31, 2000, for the three months ended
         October 31, 1999, for the nine months ended October 31, 2000 , for the nine months ended October 31, 1999 and for the period from
            February 2, 1999 (Date of Inception) to October 31, 2000


                      (Unaudited - Prepared by Management)


                                                             THREE           THREE             NINE           NINE          FROM
                                                             MONTHS          MONTHS           MONTHS         MONTHS       INCEPTION
                                                             ENDED            ENDED            ENDED          ENDED           TO
                                                            OCTOBER        OCTOBER 31,      OCTOBER 31,     OCTOBER 31,   OCTOBER 31
                                                            31, 2000          1999             2000            1999          2000
                                                            --------          ----             ----            ----          ----
SALES                                                      $       --        $     --       $      --       $      --      $      --
                                                           ----------        --------       ----------      ---------      --------
GENERAL  AND
ADMINISTRATIVE
EXPENSES:

     Accounting and audit                                         950             600           2,900           2,600          7,450
     Annual fee                                                    --             125              --             125            125
     Bank charges and interest                                     31              19              94              59            190
     Edgar filing fees                                            877           1,125             877           1,969          4,342
     Franchise tax                                                 --              --             100              --            100
     Geological report                                             --             500             500           1,770          2,270
     Incorporation costs                                           --              --              --             519            519
     Management fees                                            1,500           1,500           4,500           4,500         10,500
     News releases                                                500              --             500              --            500
     Office expenses                                              142              --             452             221          1,088
     Rent                                                         900             900           2,700           2,700          6,300
     Staking costs                                                 --              --              --             348            348
     Telephone                                                    300             300             900             900          2,100
     Transfer agent's fees                                        540              --           1,740           2,265          4,005
                                                          -----------        --------        --------        --------        -------

NET LOSS                                                  $     5,740        $  5,069        $ 15,263        $ 17,976        $39,837
                                                          ===========        ========        ========        ========        =======


NET LOSS PER
COMMON SHARE

     Basic                                                   $   0.02        $   0.02        $   0.06        $  0.09
                                                             ========        ========        ========        =======

AVERAGE
OUTSTANDING SHARES

     Basic                                                 25,000,000         250,000         250,000         196,168
                                                           ==========        ========        ========         =======

                         The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

             Forthe nine months ended October 31, 2000, for the nine
              months ended October 31, 1999 and for the period from
            February 2, 1999 (Date of Inception) to October 31, 2000

                      (Unaudited - Prepared by Management)

                                                                    FOR THE NINE          FOR THE NINE         FROM INCEPTION
                                                                    MONTHS ENDED          MONTHS ENDED               TO
                                                                     OCTOBER 31,           OCTOBER 31,           OCTOBER 31,
                                                                        2000                  1999                   2000
                                                                        ----                  ----                   ----
CASH FLOWS FROM
  OPERATING ACTIVITIES:

     Net loss                                                            $(15,263)          $(17,976)             $(39,837)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable                                        245              1,550                 3,487
          Increase in due to a director                                     5,750              6,211                14,961
                                                                         --------           --------              --------

       Net Cash (Deficiency) from Operations                               (9,268)           (10,215)              (21,389)
                                                                         --------           --------              --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

          Capital contribution - expenses                                   8,100              8,100                18,900
          Proceeds from issuance of common stock                               --              2,500                 2,500
                                                                         --------           --------              --------

                                                                            8,100             10,600                21,400
                                                                         --------           --------              --------

     Net Increase (Decrease) in Cash                                       (1,168)               385                    11

     Cash at Beginning of Period                                            1,179                 --                    --
                                                                         --------           --------              --------

     CASH AT END OF PERIOD                                               $     11           $    385              $     11
                                                                         ========           ========              ========


               The  accompanying  notes  are an  integral  part of  these  unaudited  financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2000

                      (Unaudited - Prepared by Management)

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on February 2, 1999 with the authorized common shares of 200,000,000 shares (previous authorized capital was 25,000,000 shares) at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

         The Company has completed two Regulation D offerings of 250,000 shares of its capital stock for cash. During the current quarter the shareholders approved a 100 to 1 forward split of the issued and outstanding share capital. This forward split resulted in an additional 24,750,000 shares being issued to the shareholders of record.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         At October 31, 2000, the Company had a net operating loss carry forward of $39,837. The tax benefit from the loss carry forward has been offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2021.

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

                                October 31, 2000

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

                                October 31, 2000

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

         The cost of maintaining the claims in good standing for a further year is $ 2,800.

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The management of the Company is considering seeking another project due to the current market price of mineral. No new project has been identified and no agreements have been entered into by the Company.

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

The directors decided to forward split the shares on the basis of one hundred new shares for each old share owned by a shareholder. This resulted in the issued share capital being increased 24,750,000 common shares to 25,000,000.

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

                                                   CORONADO EXPLORATIONS LTD..
                                                          (Registrant)




           December 15, 2000                     /s/   "Mary M. Hethey"
-----------------------------------      --------------------------------------
               Date                      Mary M. Hethey - Director and President