Form 10QSB/A
period 2000-10-31
CORONADO EXPLORATIONS LTD
filed 2001-01-08
CIK 1084031

` UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 2000
                               -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     --------------------

Commission File number       0-26309
                       --------------------


                           CORONADO EXPLORATIONS LTD.
           ---------------------------------------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                        98-0200471
----------------------------------                    -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

397 Ventura Crescent
North Vancouver, British Columbia, Canada                   V7N 3G7
-----------------------------------------                   -------
(Address of principal executive offices)                  (Zip Code)

                               1 - 604 - 985-8940
               --------------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                    Outstanding as of October 31, 2000
      ------------------------------       ----------------------------------
      Common Stock, $0.001 per share                  25,000,000

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
CERTIFIED PUBLIC ACCOUNTANTS AND                      Salt Lake City, Utah 84106
 BUSINESS CONSULTANTS                                     Telephone 801 486-0096
                                                                Fax 801 486-0098

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Coronado Explorations Ltd

We have reviewed the balance sheets of Coronado Explorations Ltd. (exploration stage company) as of October 31, 2000 and January 31, 2000 and the related statements of operations and the statements of cash flows for the three and nine months ended October 31, 2000. These financial statements are the responsibility of the company's management.

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

                          Andersen Andersen and Strong

Salt Lake City, Utah
December 20, 2000


                                      INDEX

                                                                                                        Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements (unaudited).......................................................  3

                           Balance Sheet as at October 31, 2000
                                    (with comparative figures as at January 31,
                                    2000)...............................................................   4

                           Statement of Operations
                                    For the three months ended October 31, 2000, for the three months ended October 31, 1999, for the nine months ended
                                    October 31, 2000, for the nine months  ended  October 31, 1999 and for the  period  from  February  2, 1999 (Date  of
                                    Incorporation)  to  October  31, 2000...............................   5

                           Statement of Cash Flows
                                    For the nine months ended October 31, 2000, for the
                                    nine months ended October 31, 1999 and for  the period from
                                    February 2, 1999 (Date of Incorporation) to October 31, 2000........   6

                           Notes to the Financial Statements............................................   7

         ITEM 2.  Plan of Operations....................................................................  10


PART 11           Signatures............................................................................  11

                           Financial Data Worksheet.....................................................

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

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                      October 31, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)

                                                                                                  OCTOBER 31            JANUARY 31
                                                                                                     2000                  2000
                                                                                                     ----                  ----
   ASSETS

   CURRENT ASSETS

        Bank                                                                                         $     11              $  1,179
                                                                                                     --------              --------
                                                                                                     $     11              $  1,179
                                                                                                     ========              ========
   LIABILITIES


         Accounts payable and accrued liabilities                                                       3,487                 3,242
         Due to a director - related party                                                             14,961                 9,211
                                                                                                     --------              --------

                                                                                                       18,448                12,453
                                                                                                     --------              --------

   STOCKHOLDERS' EQUITY

        Common stock

              100,000,000 shares authorized, at $0.001 par
              value, 25,000,000 shares issued and outstanding                                          25,000                25,000

        Capital in excess of par value - deficit - note 1                                              (3,600)              (11,700)

        Deficit accumulated during the exploration stage                                              (39,837)              (24,574)
                                                                                                     --------              --------

              Total Stockholders' Deficiency                                                          (18,437)              (11,274)
                                                                                                     --------              --------

                                                                                                     $     11              $  1,179
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

                      (Unaudited - Prepared by Management)

                                                               Three            Three            Nine             Nine          From
                                                              Months           Months          Months           Months     Inception
                                                               Ended            Ended           Ended            Ended            To
                                                         October 31,      October 31,     October 31,      October 31,   October 31,
                                                                2000             1999            2000             1999          2000
                                                                ----             ----            ----            ----          ----
SALES                                                    $        --      $        --      $        --      $        --      $    --
                                                         -----------      -----------      -----------      -----------      -------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit                                        950              600            2,900            2,600        7,450
     Annual fee                                                   --              125               --              125          125
     Bank charges and interest                                    31               19               94               59          190
     Edgar filing fees                                           877            1,125              877            1,969        4,342
     Franchise tax                                                --               --              100               --          100
     Geological report                                            --              500              500            1,770        2,270
     Incorporation costs                                          --               --               --              519          519
     Management fees                                           1,500            1,500            4,500            4,500       10,500
     News releases                                               500               --              500               --          500
     Office expenses                                             142               --              452              221        1,088
     Rent                                                        900              900            2,700            2,700        6,300
     Staking costs                                                --               --               --              348          348
     Telephone                                                   300              300              900              900        2,100
     Transfer agent's fees                                       540               --            1,740            2,265        4,005
                                                         -----------      -----------      -----------      -----------      -------

NET LOSS                                                 $     5,740      $     5,069      $    15,263      $    17,976      $39,837
                                                         ===========      ===========      ===========      ===========      =======
NET LOSS PER COMMON SHARE

     Basic                                               $        --      $        --      $        --      $        --
                                                         ===========      ===========      ===========      ===========

AVERAGE OUTSTANDING SHARES

     Basic                                                25,000,000       25,000,000       25,000,000       19,616,800
                                                          ===========      ===========      ===========      ==========

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

                      (Unaudited - Prepared by Management)

                                                                     FOR THE NINE          FOR THE NINE         FROM INCEPTION
                                                                     MONTHS ENDED          MONTHS ENDED               TO
                                                                      OCTOBER 31,          OCTOBER 31,           OCTOBER 31,
                                                                       2000                    1999                  2000
                                                                       ----                    ----                  ----
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                $      (15,263)           $  (17,976)           $ (39,837)

          Adjustments to reconcile net loss to net cash

               Increase in accounts payable                                  245                 1,550                3,487
               Increase in due to a director                               5,750                 6,211               14,961
                                                                          -----              ---------               ------

            Net Cash (Deficiency) from Operations                         (9,268)              (10,215)             (21,389)
                                                                         -------             ---------            ---------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Capital contribution - expenses                             8,100                 8,100              18,900
               Proceeds from issuance of common stock                         --                 2,500               2,500
                                                                        ---------             --------             --------

                                                                           8,100                10,600               21,400
                                                                         --------              -------              -------

          Net Increase (Decrease) in Cash                                 (1,168)                  385                   11

          Cash at Beginning of Period                                      1,179                    --                   --
                                                                         -------               -------              -------
          CASH AT END OF PERIOD                                    $         11              $     385            $      11
                                                                        =======                =======              =======


The  accompanying  notes  are an  integral  part of  these  unaudited  financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2000

                      (Unaudited - Prepared by Management)

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on February 2, 1999 with the authorized common shares of 100,000,000 shares (previous authorized capital was 25,000,000 shares) at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

         The Company has completed two Regulation D offerings of 25,000,000 shares of its capital stock for cash. During the current quarter the shareholders approved a 100 to 1 forward split of the issued and outstanding share capital. This forward split resulted in an additional 24,750,000 shares being issued to the shareholders of record.

         This report has been prepared showing after stock split shares with a par value of $.001 from inception.


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

                                             CORONADO EXPLORATIONS LTD..
                                                   (Registrant)




           December 15, 2000            /s/   "Mary M. Hethey"
---------------------------------       ---------------------------------------
                Date                    Mary M. Hethey - Director and President