Form 10KSB
period 2001-01-31
CORONADO EXPLORATIONS LTD
filed 2001-04-26
CIK 1084031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended          January 31, 2001
                                   ---------------------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from                    to
                                         ------------------   ------------------

         Commission File number         0-26309
                                ------------------------------------------------

                           CORONADO EXPLORATIONS LTD.
         --------------------------------------------------------------
                 (Exact name of Company as specified in charter)

              Delaware                                      98-0200471
--------------------------------------------      ------------------------------
State or other jurisdiction of incorporation        (I.R.S. Employee I.D. No.)
            or organization

       397 Ventura Crescent
North Vancouver, British Columbia, Canada                    V7N 3G7
--------------------------------------------      ------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code               1-604-985-8940
                                               ---------------------------------

Securities registered pursuant to section 12 (b) of the Act:

   Title of each share                 Name of each exchange on which registered
            None                                          None
---------------------------            -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

          None
-------------------------
     (Title of Class)

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

State issuer's revenues for its most recent fiscal year:      $        -0-
                                                                 ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at January 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be $20,000,000 based on a share value of $1.00.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                    (APPLICABLE ONLY TO CORPORATE COMPANIES)

As of January 31, 2001, the Company has 25,000,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents are incorporated:

   (1)   Any annual report to security holders;

   (2)   Any proxy or other information statement;

   (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE



                                TABLE OF CONTENTS
========================================================================================================

PART 1
------
                                                                                                    Page
                                                                                                    ----
ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               4

ITEM 3.          LEGAL PROCEEDINGS                                                                     5

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   5

PART II
-------

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                              6

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                             6

ITEM 7.          FINANCIAL STATEMENTS                                                                  7

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                 DISCLOSURE                                                                            7

PART III
--------

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL PERSONS,  COMPLIANCE WITH
                 SECTION 16 (a) OF THE EXCHANGE ACT                                                     7

ITEM 10.         EXECUTIVE COMPENSATION                                                                11

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                         11

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        12

PART IV
-------

ITEM 13.         EXHIBITS                                                                              13

                                     PART 1
================================================================================

                         ITEM 1. DESCRIPTION OF BUSINESS

================================================================================


HISTORY AND ORGANIZATION

         Coronado Explorations Ltd. was incorporated on February 2, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at 397 Ventura Crescent, North Vancouver, British Columbia, Canada, V7N 3G7.

         The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. At the first Annual General Meeting held on August 2, 2000 the shareholders approved the forward splitting of the shares on the basis of one hundred new shares for each old share owned by the shareholder. This resulted in the issued share capital being increased 24,750,000 common shares to 25,000,000. As at January 31, 2001 there were 25,000,000 shares outstanding.

         The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body. The Company allowed its mineral property to lapse effective February 24, 2001 by not doing any assessment work thereon or paying cash in lieu to maintain the mineral claims in good standing.

         Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the Bulletin Board.

         The Company has no revenue to date from the development of its mineral property, and its ability to affect its plans for the future will depend on the availability of financing. Management has not yet identified either another mineral property or project for consideration. In order to precede the Company will require financing whether its stakes or purchases another mineral property or decides to seek out another project which might be unrelated to the mineral exploration industry. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for either exploration activities or developing another project from the sale of its capital stock or in otherwise raising substantial capital.

================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================

EXPLORATION AND DEVELOPMENT OF THE CORONADO MINERAL PROPERTY

         The Company staked certain mineral claims known as the "Coronado" claim near Goldbridge, British Columbia, Canada. The claim was staked on February 24, 1999 when the previous owners allowed the claim to lapse. The claim covers 20 metric units located within the Bridge River Gold Camp near the historic Bralorne-Pioneer Mine. The Bralorne-Pioneer Property represents the largest single gold producer in British Columbia, having produced over 4,000,000 ounces (130,000 kg) of gold from ore averaging 0.53 oz/ton during the period 1932-1971. Avino Mines and Resources Ltd. and Bralorne-Pioneer Gold Mines Ltd. are considering reactivating the mine that has near surface reserves (above 800 level) of 432,500 tonnes grading 10.63 g/tonne Au.

Location, Access and Physiology of the Coronado Claim
-----------------------------------------------------

         The Coronado claim is located approximately 180 kilometres north of Vancouver and four kilometres southeast of the town of Gold Bridge in southwestern British Columbia. The geographical centre of the claim is given by the U.T.M. coordinates 516550E, 5631700N (Lat. 50(degree)50'20"N, Long. 122(degree)45'50"W) on N.T.S. map sheet 92J/15. The town of Gold Bridge can be accessed by an all weather gravel road (highway #40B) from Lillooet or via the Hurley River forestry road from Pemberton. Access to the north end of the claim is by four wheel drive vehicle up Steep Creek to the headwaters above 6,500 feet elevation. Helicopters are available from bases in the towns of Pemberton or Lillooet.

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


================================================================================

                           ITEM 3. LEGAL PROCEEDINGS

================================================================================


         There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.


================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================


         At the Annual General Meeting on August 2, 2000 the shareholders approved the following:

         1. The forward splitting of the common shares on the basis of a maximum of a hundred new shares for one held share or at whatever number the directors, at their sole discretion, deem appropriate.

         2. Approval for the directors, at their sole discretion, to seek out and enter into negotiations for a new project for the Company.

                                     PART II

===============================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================

         During the period since the Company's shares were quoted on the OTC Bulletin Board in the United States the following high, low, closing price and volume has been recorded:

        MONTH      HIGH PRICE      LOW PRICE        CLOSING PRICE     VOLUME
        -----      ----------      ---------        -------------     ------

August 2000         $ 3.00         $ 1.20              $ 3.00            4,000
September 2000        1.40           1.40                1.40              100
October 2000         19.00           0.055               0.35        2,379,900
November 2000         0.45           0.21                0.27          322,000
December 2000         0.30           0.24                0.24           53,000
January 2001          1.70           0.24                1.03          497,400

         The shares of the Company were split on a 100 new share bases for each old share held. The split was approved by the regulatory bodies in October 2000.

================================================================================

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

OVERVIEW

The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's articles of incorporation currently provide that the Company is authorized to issue 100,000,000 shares of common stock (previous authorized capital was 25,000,000 shares) at a par value $0.001 per share. At the Annual General Meeting on August 2, 2000, the shareholders approved a 100 to 1 forward split of the issued and outstanding share capital. This forward split resulted in 24,750,000 shares being issued to the shareholders of record, As at January 31, 2001 there were 25,000,000 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity and Capital Resources
-------------------------------

         As at January 31, 2001, the Company had no assets, and $23,549 of liabilities. The liabilities of $23,549 are amounts of $4,600 accrued for audit and accounting and $3,828 for other accounts payable and the amount of $15,121 due to a related party.

         The Company has no contractual obligations for leasing premises, employment agreements or work commitments on the Coronado claim and has made no commitments to acquire any asset of any nature.

Results of Operations
---------------------

         There has been no results of operations since inception.


================================================================================

                          ITEM 7. FINANCIAL STATEMENTS

================================================================================


         The financial statements of the Company are included following the signature page to this Form 10-KSB.


================================================================================

            ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

         From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to January 31, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART III

================================================================================

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

================================================================================

         The following table sets forth as of January 31, 2001, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                                 Term as
                                                                 Director
         Name           Age               Position Held            Since
         ----           ---               -------------            -----

     Mary Hethey        51           President and Director        1999

     Carsten Mide       55           Director                      1999

     Stacey Bligh       27           Secretary-Treasurer              -

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

                                   Type of          Years of
         Name of Company           Business        Employment         Position               Location
         ---------------           --------        ----------         --------               --------
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

         CARSTEN MIDE has been in the property development business for the past thirty three years and in residential home building for the past 28 years. His is currently a director and officer of several private companies as follows:

                                                                                Number of
                                       Business of            Executive        Years being      Jurisdiction of
        Name of Company                the Company            Position          Involved         Incorporation
        ---------------                -----------            --------          --------         -------------
Mide Developments                        Property           President and           33         British Columbia,
Ltd.                                   development             Director                              Canada

Mide Holdings Ltd.                   Residential home      President and            28         British Columbia,
                                       construction            Director                              Canada

Dunbarton Properties Ltd.          Property development    President and            10         British Columbia,
                                                               Director                              Canada


Zarcan Minerals Inc. (*)           Mineral            Vice-President          1.5        British Columbia,
                                 exploration           and Director                           Canada


Alta Sierra Resources Inc.         Mineral             President and          1.5         Alberta, Canada
                                 exploration              Director

Anyox Resources Inc.               Mineral             President and            1              Nevada
                                 exploration             Director

Five Star International            Mineral             President and          1.5         Alberta, Canada
Resources Inc.                   exploration             Director

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

         The following table sets forth as at January 31, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

NAME                                POSITION                  REPORT TO BE FILED
----                                --------                  ------------------
Mary Hethey                President and Director                  Form 3
Carsten Mide               Director                                Form 3
Stacey Bligh               Secretary-Treasurer                     Form 3

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2001.

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

================================================================================

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

         The following table sets forth as at January 31, 2001, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

             Name and Address                             Amount
               of Beneficial         Nature of        of Beneficial      Percen
                  Owner            Ownership (1)        Ownership       of Clas
                  ------           ----------           ----------      -------

       MARY HETHEY                   Direct            2,000,000           8.0%
       397 Ventura Crescent
       North Vancouver, B.C.
       Canada, V7N 3G7

       CARSTEN MIDE                  Direct            1,000,000           4.0%
       2453 Phillips Place
       Burnaby, B.C.
       Canada,

       STACEY BLIGH                  Direct              500,000           2.0%
       203 - 1315 Bute Street
       Vancouver, B.C.
       Canada, V6E 4A6

       All Officers and Directors    Direct            3,500,000          14.0%
       as a Group ( 3 persons )

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

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

                                     PART IV

================================================================================

                          ITEM 13. EXHIBITS AND REPORTS

================================================================================

(a) (1)  FINANCIAL STATEMENTS.

The following financial statements are included in this report:


TITLE OF DOCUMENT                                                                   PAGE
-----------------                                                                   ----
Report of Andersen, Andersen & Strong, Certified Public Accountants                  15

Balance Sheet as at January 31, 2001  and 2000                                       16

Statement of Operations for the period from February 2, 1999 (Date of
         Inception) to January 31, 2001                                              17

Statement in Changes in Stockholders' Equity for the period from February 2, 1999
         (Date of Inception) to January 31, 2001                                     18

Statement of Cash Flows for the year ended January 31, 2001 and the period
         February 2, 1999 to January 31, 2001 and the period from February 2,
         1999 (Date of Inception) to January 31, 2001                                19

Notes to the Financial Statements                                                    20


(a) (2)  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a) (3)  EXHIBITS

The following exhibits are included as part of this report by reference:

Letter of Andersen Andersen & Strong - Certified Public Accountants                  23

================================================================================

                                   SIGNATURES

================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:

                                      CORONADO EXPLORATIONS LTD.

Date:   March 5, 2001                 By:     /s/ "Mary M. Hethey"
                                      ------------------------------------------
                                      Mary Hethey, President and Director

Date:   March 5, 2001                 By:    /s/ "Carsten Mide"
                                      ------------------------------------------
                                      Carsten Mide, Director


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

Board of Directors
Coronado Explorations Ltd.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         We have audited the accompanying balance sheet of Coronado Explorations Ltd. (exploration stage company) at January 31, 2001, and the statement of operations, stockholders' equity, and cash flows for the year ended January 31, 2001 and the period February 2, 1999 to January 31, 2000 and the period February 2, 1999 (date of inception) to January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Explorations Ltd. at January 31, 2001, and the results of operations, and cash flows for year ended January 31, 2001 and the period February 2, 1999 to January 31, 2000 and the period from February 2, 1999 (date of inception) to January 31, 2001, in conformity with generally accepted accounting principles.

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

Salt Lake City, Utah                          /s/  "Andersen Andersen & Strong"
March 5, 2001

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                                January 31, 2001

ASSETS

CURRENT ASSETS

     Cash                                                    $     --
                                                             --------

          Total Current Assets                                     --
                                                             --------

OTHER ASSETS

      Mineral claims - Note 3                                      --
                                                             --------

                                                             $     --
                                                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable - related party                         15,121
      Accounts payable                                          8,428
                                                             --------

           Total Current Liabilities                           23,549
                                                             --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 25,000,000 shares issued and outstanding      2,500

     Capital in excess of par value                            21,600

     Deficit accumulated during the exploration stage         (47,649)
                                                             --------

           Total Stockholders' Equity - (deficiency)          (23,549)
                                                             --------

                                                             $     --
                                                             ========



         The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

               For the year ended January 31, 2001 and the Period
                February, 1999 to January 31, 2000 and the Period
            February 2, 1999 (Date of Inception) to January 31, 2001



                             JANUARY 31,     JANUARY 31,      FEB 2, 1999
                                2001            2000        TO JAN 31, 2001
                                ----            ----        ---------------

REVENUES                     $       --      $       --      $         --

EXPENSES                           23,075          24,574          47,649
                             ------------    ------------    ------------

NET LOSS                     $    (23,075)   $    (24,574)   $    (47,649)
                             ============    ============    ============



NET LOSS PER COMMON SHARE

     Basic                   $       (.01)   $       (.01)
                             ------------    ------------

AVERAGE OUTSTANDING SHARES

     Basic                     25,000,000      25,000,000
                             ============    ============


         The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2001

                                                                                 CAPITAL IN
                                                              COMMON STOCK        EXCESS OF    ACCUMULATED
                                                            SHARES     AMOUNT     PAR VALUE       DEFICIT
                                                            ------     ------     ---------       -------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION)                     --   $      --    $     --         --


Issuance of common shares for cash at
     $.01 - March 31, 1999                               25,000,000      25,000     (22,050)        --

Capital contributions by related parties - expenses              --          --      10,800         --

Net operating loss for the period February 2, 1999
     to January 31, 2000                                         --          --          --    (24,574)
                                                         ----------   ----------  ---------   --------

BALANCE JANUARY 31, 2000                                 25,000,000      25,000     (11,700)   (24,574)

Capital contributions by related parties - expenses              --          --      10,800         --

Net operating loss for the year ended January 31, 2001           --          --          --    (23,075)
                                                         ----------   ----------  ---------   --------
BALANCE JANUARY 31, 2001                                 25,000,000   $   25,000  $    (900)  $(47,649)
                                                         ==========   ==========  =========   ========


         The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

               For the Year Ended January 31, 2001 and the Period
               February 2, 1999 to January 31, 2001 and the Period
            February 2, 1999 (Date of Inception) to January 31, 2001

                                                         January 31,  January 31,    Feb 2, to
                                                            2001        2000       Jan 31, 2001
                                                            ----        ----       ------------
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                       $(23,075)   $(24,574)     $(47,649)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Changes in accounts payable                 11,096      12,453        23,549
               Capital contributions - expenses            10,800      10,800        21,600
                                                         --------    --------      --------

                    Net Cash Used from Operations          (1,179)     (1,321)       (2,500)
                                                         --------    --------      --------
     CASH FLOWS FROM INVESTING
           ACTIVITIES                                          --          --            --
                                                         --------    --------      --------
     CASH FLOWS FROM FINANCING
          ACTIVITIES:

        Proceeds from issuance of common
             Stock                                             --       2,500         2,500
                                                         --------    --------      --------

                                                                        1,179
                                                                     --------

          Cash at Beginning of Period                       1,179          --            --
                                                         --------    --------      --------

          CASH AT END OF PERIOD                          $     --    $  1,179      $     --
                                                         ========    ========      ========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

      Capital contributions - expenses                   $ 10,800    $ 10,800
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

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with the authorized common stock of 1,500 shares with no par value and on April 12, 1999 the authorized common stock was increased to 25,000,000 shares with a par value of $0.001 and on October 5, 2000 the authorized common stock was increased to 200,000,000 shares with the same par value. On August 3, 2000 the Company completed a forward stock split of 100 shares for each outstanding share. This report has been prepared showing after stock split shares from inception.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

         The Company has completed a Regulation D offering of 25,000,000 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On January 31, 2001 the Company has a net operating loss available for carryover against future profits of $47,649 which would result in a tax benefit of $14,295 however the tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the tax benefit is doubtful since the Company has no operations.

         The loss carry forward will expire in the year 2022.

         Basic and Diluted Net Income (Loss) per Share
         ---------------------------------------------

         Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Basic and Diluted Net Income (Loss) per Share - continued
         ---------------------------------------------------------

         rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

         Capitalization of Mineral Claim Costs
         -------------------------------------

         Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

         Environmental Requirements
         --------------------------

         At the report date environmental requirements related to the mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash, mineral claims, and accounts payable are considered by management to be their standard fair values.

         Estimates and Assumptions
         -------------------------

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

         Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Accounting Standards No.
         130. The adoption of this standard had no impact on the total stockholder's equity on February 29, 1999.

         Recent Accounting Pronouncements
         --------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

4.       RELATED PARTY TRANSACTIONS

         Related parties have acquired 20% of the common shares issued for cash.

5.       GOING CONCERN

         The Company will need additional working capital to service its debt and to be successful in its efforts to develop the mineral claims acquired and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.