Form 10-Q
period 2001-04-30
CORONADO EXPLORATIONS LTD
filed 2001-06-12
CIK 1084031

` UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
FORM 10-QSB


(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended 		April 30, 2001

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 		 to

Commission File number 		0-26309


	CORONADO EXPLORATIONS LTD.
 	      (Exact name of registrant as specified in charter)


		Delaware
98-0200471
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)

397 Ventura Crescent
North Vancouver, British Columbia, Canada,V7N 3G7
(Address of principal executive offices)
(Zip Code)

					1 604  985-8940
 			Registrant's telephone number, including area code


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

	     Class		Outstanding as of April 30, 2001

 Common Stock, $0.001 per share	        25,000,000




INDEX




	          							      Page
PART 1.
								Number

	ITEM 1.	FinancialStatements (unaudited)		3

			Balance Sheet as at April 30, 2001
(with comparative figures as at January 31,
2001)					      4

			Statement of Operations
For the three months ended April 30, 2001,
for the three
months ended April 30, 2000,
and for the period from February 2, 1999
(Date of
Incorporation) to April 30, 2001              5

			Statement of Cash Flows
For the three months ended April 30, 2001,
for the
three months ended April 30, 2000 and for
the				period from February
2, 1999 (Date of
 			            Incorporation) to April 30, 2001
6

			Notes to the Financial Statements 	        7

	ITEM 2.	Plan of Operations			        10


PART 11		Signatures				        11













PART 1. FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)




The accompanying balance sheet of Coronado Explorations Ltd. (an exploration stage company) at April 30, 2001 (with comparative figures as at January 31, 2001) and the statement of operations and the statement of cash flows for the three months ended April 30, 2001 and 2000, and for the period from February 2, 1999 (date of incorporation) to April 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2001, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.




























CORONADO EXPLORATIONS LTD.
(An Exploration Stage Company)

BALANCE  SHEET

April 30, 2001 and January 31, 2001

(Unaudited - Prepared by Management)


April 30
2001
January 31
2001
ASSETS





CURRENT ASSETS





     Bank
    $             -
    $           -




    $             -
    $           -



LIABILITIES





      Accounts payable. related party
          15,121
        15,121
      Due to a director
          10,915
          8,428

          26,036
        23,549



STOCKHOLDERS' EQUITY





     Common stock


           200,000,000 shares authorized, at $0.001 par


           value, 25,000,000 shares issued and outstanding
          25,000
        25,000



     Capital in excess of par value
            1,800
           (900)



     Deficit accumulated during the exploration stage
       (52,836)
      (47,649)



           Total Stockholders' Deficiency
       (26,036)
      (23,549)




  $               -
     $          -







The accompanying notes are an integral part of these unaudited financial statements.





CORONADO EXPLORATIONS LTD.
(An Exploration Stage Company)

STATEMENT  OF  OPERATIONS

For the three months ended April 30, 2001, for the three months ended April 30, 2000, and for the period from February 2, 1999 (Date of Inception) to April 30, 2001

(Unaudited  -  Prepared by Management)


Three Months
Ended
April 30, 2001
Three Months
Ended
April 30, 2000
From Inception
To
April 30, 2001




SALES
        $          -
    $            -
     $             -




GENERAL  AND
ADMINISTRATIVE
EXPENSES:







     Accounting and audit
           1,150
            1,125
          10,550
     Annual fee
                  -
                   -
               275
     Bank charges and interest
               (5)
                 21
               201
     Edgar filing fees
                  -
                   -
            5,022
     Franchise tax
                  -
               100
               100
     Geological report
                  -
               500
            2,270
     Incorporation costs
                  -
                   -
               519
     Legal
                  -
                   -
            1,490
     Management fees
           1,500
            1,500
          13,500
     News releases
                  -
                   -
               535
     Office expenses
             114
               219
            1,618
     Rent
             900
               900
            8,100
     Staking costs
                 -
                   -
               348
     Telephone
             300
               300
            2,700
     Transfer agent's fees
          1,228
            1,200
            5,608




NET LOSS
 $       5,187
     $     5,865
   $     52,836








NET LOSS PER
COMMON SHARE







     Basic
         $        -
         $       -





AVERAGE
OUTSTANDING SHARES







     Basic
    25,000,000
   25,000,000



The accompanying notes are an integral part of these unaudited financial statements.

CORONADO EXPLORATIONS LTD.
(An Exploration Stage Company)

STATEMENT  OF  CASH  FLOWS

For the three months ended April 30, 2001, for the three months ended April 30, 2000 and for the period from February 2, 1999 (Date of Inception) to April 30,
2001

(Unaudited - Prepared by Management)



For the Three
Months Ended
April 30, 2001
For the Three
Months Ended
April 30, 2000
From Inception
To
April 30, 2001
CASH FLOWS FROM
     OPERATING ACTIVITIES:







     Net loss
  $   (5,187)
   $     (5,865)
  $  (52,836)




     Adjustments to reconcile net loss to net cash provided by operating activities:







          Changes in accounts  related party
                 -
            2,500
        15,121
          Changes in accounts payable
          2,487
             (514)
        10,915
         Capital contributions  expenses
          2,700
            2,700
        24,300




       Net Cash (Deficiency) from Operations
                 -
          (1,179)
        (2,500)




CASH FLOWS FROM FINANCING
     ACTIVITIES:







          Proceeds from issuance of common stock
                 -
                   -
          2,500





                 -
                   -
          2,500




     Net Increase (Decrease) in Cash
                 -
          (1,179)
                 -




     Cash at Beginning of Period
                 -
            1,179
                 -




     CASH AT END OF PERIOD
   $            -
 $        (       -)
   $            -











The accompanying notes are an integral part of these unaudited financial statements.


CORONADO EXPLORATIONS LTD.
(An Exploration Stage Company)

NOTES  TO  FINANCIAL  STATEMENTS

April 30, 2001

(Unaudited - Prepared by Management)


1.	ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 2, 1999 with the authorized common shares of 200,000,000 shares (previous authorized capital was 25,000,000 shares) at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims had been acquired. The Company is considered to be in the exploration stage (see note 3).

The Company has completed two Regulation D offerings of 25,000,000 shares of its capital stock for cash of $2,500. During the quarter ended October 31, 2000 the shareholders approved a 100 to 1 forward split of
the issued and outstanding share capital.   This report prepared showing
after stock split shares from inception.


2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

	Income Taxes

At April 30, 2001, the Company had a net operating loss carry forward of $52,836. The tax benefit of $15,850 from the loss carry forward has been offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

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

April 30, 2001

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

April 30, 2001

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

	The Company had acquired mineral claims located in the Bralorne Mining area of British Columbia with an expiration date of February 26, 2001. These claims expired at this date due to lack of payment of the $2,800 owing to keep them in good standing.


4.	RELATED PARTY TRANSACTIONS

	Related parties acquired 20% of the common shares issued for cash.


5.	GOING CONCERN

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












ITEM 2.   PLAN OF OPERATIONS



The Company did not undertake any exploration work nor did it pay cash-
in-lieu instead of performing the assessment work.   By not performing
assessment work or paying cash-in-lieu to the Gold Commissioners Office of British Columbia to maintain the mineral claims in good standing for
another year, the mineral claims expired on February 20, 2001.   The
Company has no further rights to the mineral on the claims.   Management
is considering various other areas that the Company could develop as a
new project but no decision has been made at this time.   Management is
not restricting itself to only the mineral industry since it will consider
other projects unrelated to the mineral exploration industry.   No decision
has been made as at the date of this Form 10QSB.


Liquidity and Capital Resources

The Company, at the present time, does not have the capital resources to
obtain and develop another project for the Company.   With no cash in the
Company's bank account and outstanding accounts payable in excess of $25,000 the management of the Company will have to consider various
methods of obtaining funding for the Company.   At the present time no
consideration has been given to the appropriate method of funding a new project.

Results of Operations

The Company has had no operations during the current period.


























SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORONADO EXPLORATIONS LTD.

(Registrant)




	  June 1, 2001		       /s/   "Mary M. Hethey"
	       Date		Mary M. Hethey
				Director and President


12