Form 10QSB/A
period 2001-04-30
CORONADO EXPLORATIONS LTD
filed 2001-06-14
CIK 1084031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDED FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              April 30, 2001
                               ------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File number              0-26309
                       ------------------------------------------------


                           CORONADO EXPLORATIONS LTD.
                  --------------------------------------------
               (Exact name of registrant as specified in charter)


                  Delaware                                       98-0200471
--------------------------------------------                 -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

397 Ventura Crescent
North Vancouver, British Columbia, Canada                              V7N 3G7
----------------------------------------------                         -------
(Address of principal executive offices)                              (Zip Code)

                               1 - 604 - 985-8940
     ----------------------------------------------------------------------
               Registrant's telephone number, including area code


     ----------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [_] and (_) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                              Outstanding as of April 30, 2001
-----------------------------------             --------------------------------
  Common Stock, $0.001 per share                            25,000,000

                                      INDEX

                                                                                                                    Page
PART 1.                                                                                                            Number
                                                                                                                   ------
         ITEM 1.  Financial Statements (unaudited) .......................................................            3

                           Balance Sheet as at April 30, 2001
                                    (with comparative figures as at January 31,
                                    2001) ................................................................            4

                           Statement of Operations
                                    For the three months ended April 30, 2001,
                                    for the three months ended April 30, 2000,
                                    and for the period from February 2, 1999
                                    (Date of Incorporation) to April 30, 2001 ............................            5

                           Statement of Cash Flows
                                    For the three months ended April 30, 2001, for the
                                    three months ended April 30, 2000 and for the
                                    period from February 2, 1999 (Date of
                                    Incorporation) to April 30, 2001 .....................................            6

                           Notes to the Financial Statements .............................................            7

         ITEM 2.  Plan of Operations .....................................................................           10


PART 11           Signatures..............................................................................           11

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

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                       April 30, 2001 and January 31, 2001

                      (Unaudited - Prepared by Management)

                                                                                          APRIL 30             JANUARY 31
                                                                                            2001                  2001
                                                                                          --------              --------
ASSETS

CURRENT ASSETS

     Bank                                                                                 $     --              $     --
                                                                                          --------              --------


                                                                                          $     --              $     --
                                                                                          ========              ========

LIABILITIES

      Accounts payable - related party                                                      15,121                15,121
      Due to a director                                                                     10,915                 8,428
                                                                                          --------              --------
                                                                                            26,036                23,549
                                                                                          --------              --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 25,000,000 shares issued and outstanding                                  25,000                25,000

     Capital in excess of par value                                                          1,800                  (900)

     Deficit accumulated during the exploration stage                                      (52,836)              (47,649)
                                                                                          --------              --------

           Total Stockholders' Deficiency                                                  (26,036)              (23,549)
                                                                                          --------              --------

                                                                                          $     --              $     --
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

                      (Unaudited - Prepared by Management)

                                                                  THREE MONTHS             THREE MONTHS           FROM INCEPTION
                                                                     ENDED                    ENDED                     TO
                                                                 APRIL 30, 2001           APRIL 30, 2000          APRIL 30, 2001
                                                                 --------------           --------------          --------------
SALES                                                             $         --             $         --            $         --
                                                                  ------------             ------------            ------------

GENERAL AND ADMINISTRATIVE EXPENSES:

     Accounting and audit                                                1,150                    1,125                  10,550
     Annual fee                                                             --                       --                     275
     Bank charges and interest                                              (5)                      21                     201
     Edgar filing fees                                                      --                       --                   5,022
     Franchise tax                                                          --                      100                     100
     Geological report                                                      --                      500                   2,270
     Incorporation costs                                                    --                       --                     519
     Legal                                                                  --                       --                   1,490
     Management fees                                                     1,500                    1,500                  13,500
     News releases                                                          --                       --                     535
     Office expenses                                                       114                      219                   1,618
     Rent                                                                  900                      900                   8,100
     Staking costs                                                          --                       --                     348
     Telephone                                                             300                      300                   2,700
     Transfer agent's fees                                               1,228                    1,200                   5,608
                                                                  ------------             ------------            ------------

NET LOSS                                                          $      5,187             $      5,865            $     52,836
                                                                  ============             ============            ============


NET LOSS PER COMMON SHARE

     Basic                                                        $         --             $         --
                                                                  ============             ============

AVERAGE OUTSTANDING SHARES

     Basic                                                          25,000,000               25,000,000
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

                      (Unaudited - Prepared by Management)


                                                                       FOR THE THREE      FOR THE THREE     FROM INCEPTION
                                                                        MONTHS ENDED       MONTHS ENDED           TO
                                                                       APRIL 30, 2001     APRIL 30, 2000    APRIL 30, 2001
                                                                       --------------     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                              $ (5,187)         $ (5,865)         $(52,836)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts - related party                                    --             2,500            15,121
          Changes in accounts payable                                         2,487              (514)           10,915
          Capital contributions - expenses                                    2,700             2,700            24,300
                                                                           --------          --------          --------

       Net Cash (Deficiency) from Operations                                     --            (1,179)           (2,500)
                                                                           --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of common stock                                 --                --             2,500
                                                                           --------          --------          --------

                                                                                 --                --             2,500
                                                                           --------          --------          --------

     Net Increase (Decrease) in Cash                                             --            (1,179)               --

     Cash at Beginning of Period                                                 --             1,179                --
                                                                           --------          --------          --------

     CASH AT END OF PERIOD                                                 $     --          $     (-)          $    --
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

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Capitalization of Mineral Claim Costs
         -------------------------------------

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

         Comprehensive Income
         --------------------

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company did not undertake any exploration work nor did it pay cash-in-lieu instead of performing the assessment work. By not performing assessment work or paying cash-in-lieu to the Gold Commissioners Office of British Columbia to maintain the mineral claims in good standing for another year, the mineral claims expired on February 20, 2001. The Company has no further rights to the mineral on the claims. Management is considering various other areas that the Company could develop as a new project but no decision has been made at this time. Management is not restricting itself to only the mineral industry since it will consider other projects unrelated to the mineral exploration industry. ___ No decision has been made as at the date of this Form 10QSB.

Liquidity and Capital Resources
-------------------------------

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

Results of Operations
---------------------

The Company has had no operations during the current period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORONADO EXPLORATIONS LTD..
                                                    (Registrant)




       June 1, 2001                            /s/   "Mary M. Hethey"
---------------------------         --------------------------------------------
           Date                        Mary M. Hethey - Director and President