Form 10KSB/A
period 2001-01-31
CORONADO EXPLORATIONS LTD
filed 2001-08-28
CIK 1084031

27

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDED FORM 10-KSB


(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          January  31,  2001
                                               ------------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

     Commission  File  number     0-26309
                                  -------

                          CORONADO  EXPLORATIONS  LTD.
                             ----------------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                             98-0200471
          --------                                             ----------
State or other jurisdiction of incorporation         (I.R.S. Employee I.D.No.)
or  organization

397  Ventura  Crescent
North  Vancouver,  British  Columbia,  Canada                    V7N  3G7
---------------------------------------------                    --------
(Address  of  principal  executive offices)                      (Zip Code)

Issuer's  telephone  number,  including  area  code      1-604-985-8940
                                                        ---------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:


Title of each share                    Name of each exchange on which registered
      Common                                      OTC Bulletin Board
    ----------------                              ------------------


Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

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

NONE

                                TABLE OF CONTENTS








PART 1                                                                                                                       Page
--------                                                                                                                     ----
ITEM 1..  DESCRIPTION OF BUSINESS                                                                                               4

ITEM 2..  DESCRIPTION OF PROPERTY                                                                                               5

ITEM 3..  LEGAL PROCEEDINGS                                                                                                     5

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                   6

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                              6


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                             7

ITEM 7..  FINANCIAL STATEMENTS                                                                                                  8


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                  8

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT     8

ITEM 10.  EXECUTIVE COMPENSATION                                                                                               12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                        13

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                       13

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                             15


                                     PART 1
                                     ------


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


     The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body. There are no reserves on the Company's mineral claim mainly due to the lack of funds for the Company to undertake an exploration program. There is no assurance an exploration program, if undertaken, would discover a commercially viable ore body. The Company allowed its mineral property to lapse effective February 24, 2001 by not doing any assessment work thereon or paying cash in lieu to maintain the mineral claims in good standing. Therefore, as at February 24, 2001, the Company no longer has any interest in the mineral rights on the Coronado mineral claim.


     Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the Bulletin Board.


     The Company has no revenue to date from the exploration of its mineral property, and its ability to affect its plans for the future will depend on the availability of financing. Management has not yet identified either another mineral property or project for consideration. In order to precede the Company will require financing whether its stakes or purchases another mineral property or decides to seek out another project which might be unrelated to the mineral exploration industry. With the lapsing of the Coronado mineral claim on February 24, 2001, the Company no longer requires any funds to maintain its mineral claim in good standing. There is no assurance that the Company will be successful in obtaining additional capital for either staking another mineral property or seeking another project for the Company.



Presently the Company does not have any employees other that the two Directors and Secretary
Treasurer.   None  of  the  directors or officers work full time for the Company but devote whatever time is necessary for them to assist the Company in its development.



     There are numerous other mining companies, both large and small, in the British Columbia area, including geological work undertaken by the Provincial Government of British Columbia.

     Management believes that the mining industry is at a low point in development due to weakening mineral prices and a lack of capital being invested into mining activities. With this inactivity there are various mineral claims that have expired and are available for staking. The management has not yet identified any mineral claims of merit which it feels would be suitable for the Company.

     The Provincial Government is not in direct competition with independent mining companies since its main purpose is to assess the mineral potential of certain areas in the Province and prepare annual reports detailing their findings. This is an advantage to all independent mining companies since they are able to stake the properties reported on by the Provincial Government unless they are owned by another party.

     The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent  on  the  Company's  ability  to attract talent from the mining field.
There is no assurance that the Company will be able to attract individuals having the technological knowledge to develop any future mineral property the Company obtains.



     The Company faces well-established and well-funded competition. There are many well-established, well-funded successful corporations with financial resources greatly in excess of that available to the Company. Without adequate funding the Company will not be able to compete with the well-established and well-funded companies in the mineral business. This will be the same case if the Company decides to develop another project outside of the mineral industry.


                        ITEM 2. DESCRIPTION OF PROPERTIES


EXPLORATION  AND  DEVELOPMENT  OF  THE  CORONADO  MINERAL  PROPERTY



     The Company staked certain mineral claims known as the "Coronado" claim near Goldbridge, British Columbia, Canada which expired on February 24, 2001 as mentione above. The claim was staked on February 24, 1999 when the previous owners allowed the claim to lapse. The claim covers 20 metric units located within the Bridge River Gold Camp near the historic Bralorne-Pioneer Mine. The Company allowed the mineral claim to lapse on February 24, 2001.



ITEM  3.  LEGAL  PROCEEDINGS


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


At the Annual General Meeting on August 3, 2000 the number of votes represented in person were 50,000 shares and by way of proxy were 146,500 out of a total number of shares issued of 250,000. The number of shares not voting at the Annual General Meeting were 53,500 or 21% of the issued and outstanding shares. The shareholders approved the following Resolutions:

       1. The election of Mary Hethey and Carsten Mide as directors for the ensuing year. All votes represented at the Annual General Meeting were in favor of the election of these two directors.

2. The approval of the audited financial statements for the period from February 2, 1999 to January 31, 2000.

       3. The forward splitting of the common shares on the basis of a maximum of a hundred new shares for one held share or at whatever number the directors, at their sole discretion, deem appropriate.

       4. Approval for the directors, at their sole discretion, to seek out and enter into negotiations for a new project for the Company.

       5. Approval of the appointment of Andersen Andersen & Strong as independent auditors for the ensuing year.

All shares represented at the Annual General Meeting voted in favor of the above five Resolutions.



                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the period since the Company's shares were quoted on the OTC Bulletin Board in the United States the following high, low, closing price and volume has been recorded:





MONTH           HIGH PRICE   LOW PRICE   CLOSING PRICE    VOLUME
--------------  -----------  ----------  --------------  ---------
August 2000. .  $      3.00  $     1.20  $         3.00      4,000
September 2000         1.40        1.40            1.40        100
October 2000 .        19.00       0.055            0.35  2,379,900
November 2000.         0.45        0.21            0.27    322,000
December 2000.         0.30        0.24            0.24     53,000
January 2001 .         1.70        0.24            1.03    497,400

The shares of the Company were split on a 100 new share bases for each old share held. The split was approved by the regulatory bodies in October 2000.


The  Company  has  approximately  38  shareholders.

The Board of Directors have not declared any dividends due to the following reasons:

1.     The  Company has not yet adopted a policy regarding payment of dividends;

2.     The  Company  does  not  have  any  money  to pay dividends at this time;

3. The declaration of a cash dividend would result in an impairment of future working capital; and

4.     The Board of Directors will not approve the issuance of a stock dividend.




       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW


The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's articles of incorporation currently provide that the Company is authorized to issue 100,000,000 shares of common stock (previous authorized capital was 25,000,000 shares) at a par value $0.001 per share. At the Annual General Meeting on August 2, 2000, the shareholders approved a 100 to 1 forward split of the issued and outstanding share capital. This forward split resulted in 24,750,000 shares being issued to the shareholders of record. As at January 31, 2001 there were 25,000,000 shares outstanding. The Company was engaged in the exploration stage.
During the next twelve months, the Company will consider either a new mineral property for the Company or a project unrelated to the mining industry. Management has been considering certain other projects but no decision has been made as to one which is suitable to the Company. These projects have been mainly outside of the mining industry and therefore, if considered, will change the direction of the Company. At the Annual General Meeting held on August 3, 2000, the shareholders approved a Resolution to allow the directors to consider, at their sole discretion, other projects of merit for the Company outside of the mining industry.



Liquidity  and  Capital  Resources
----------------------------------


As at January 31, 2001, the Company had no assets, and $23,549 of liabilities. The liabilities of payable and the amount of $15,121 due to a related party. At the present time, the Company does not have any cash on hand to satisfy its accounts payable or seek other projects. The Company will have to consider various financing options such as:

1. Having its officers and directors personally advance funds to the Company;

2. Obtain funds from a financial institutions guaranteed by the directors and officers; or

3.     Consider  the  issuance  of  common  stock  to  investors.

Management has not decided upon the best method of obtaining additional funding for the Company. For the short term the directors are prepared to advance funds to settle all accounts owed to creditors other than related parties.

The Company's auditors, in the audited financial statements attached to this Form 10-KSB, have qualified their audit opinion on whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future funding the Company might cease to operate.

The Company has no contractual obligations for leasing premises, employment agreements or work commitments on the Coronado claim and has made no commitments to acquire any asset of any nature. The Company has not undertaken any product research or development during the past year. In addition, the Company is not contemplating any significant changes in the number of employees; from having no employees at this time.


Results  of  Operations
-----------------------

There  has  been  no  results  of  operations  since  inception.



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





                                             Term as
                                             Director
Name            Age      Position Held        Since
--------------  ---  ----------------------  --------
  Mary Hethey.   51  President and Director      1999

  Carsten Mide   55  Director                    1999

  Stacey Bligh   27  Secretary-Treasurer            -




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





                                             Years of
Name of Company           Type of Business  Employment    Position          Location
------------------------  ----------------  -----------  ----------  ----------------------
North Shore Credit Union  Bankers           1997 - 1998  Accountant  Vancouver, Canada

Self-employed accountant  Consulting        1993 - 1997  Accountant  Vancouver, Canada

Harvey Hill, Chartered .  Professional                               West Vancouver, Canada
     Accountant. . . . .  Accountant        1990 - 1993  Accountant




     Mrs. Hethey was the Secretary Treasurer of Goldking Resources Inc., a company listed on the OTC Bulletin Board but is no longer in that position. Nine years ago she was a director and officer of Arthurian Resources Inc. and a director of Creative Products Inc.; both companies formerly listed on the Vancouver Stock Exchange.


     Mrs. Hethey has had experience in mining companies having performed accounting and auditing services for them as well as being a director of Arthurian Resources Inc., a company which had a mineral property in Ontario. In addition, Mrs. Hethey was a director of Anyox Resources Inc., a company having a quotation on the OTC Bulletin Board, which had a mineral property in British Columbia.

     CARSTEN MIDE has been in the property development business for the past thirty three years and in residential home building for the past 28 years. His is currently a director and officer of several private companies as follows:





                                                                             Number of
                                      Business of             Executive     Years being      Jurisdiction of
Name of Company                       the Company              Position      Involved         Incorporation
---------------------------  -----------------------------  --------------  -----------  ------------------------
Mide Developments                                           President and                British Columbia,
Ltd.. . . . . . . . . . . .  Property development           Director                 33  Canada

                                                            President and                British Columbia,
Mide Holdings Ltd.. . . . .  Residential home construction  Director                 28  Canada

                                                            President and                British Columbia,
Dunbarton Properties Ltd. .  Property development           Director                 10  Canada

                                                            Vice-President
Zarcan Minerals Inc. (*). .  Mineral exploration            and Director            1.5  British Columbia, Canada

                                                            President and
Alta Sierra Resources Inc..  Mineral exploration            Director                1.5  Alberta, Canada

                             Mineral                        President and
Anyox Resources Inc.. . . .  exploration                    Director                  1  Nevada

Five Star International                                     President and
Resources Inc.. . . . . . .  Mineral exploration            Director                1.5  Alberta, Canada




(*)     Zarcan  Minerals  Inc.  is  listed  on  the  CDNX  Exchange  in  Canada.


     Mr. Mide has not been involved in any public company either in Canada or the United States and has not been a director or officer of any OTC Bulletin Board company to date other than Anyox Resources which traded under the symbol ANYX on the OTC Bulletin Board (now called Forefront Inc.). As noted above, Mr. Mide has had experience in mining and has been a director of several mining companies during the past several years.


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

Name                    Position                      Report  to  be  Filed
----                    --------                      ---------------------

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




Name and Address                                     Amount
of Beneficial                        Nature of    of Beneficial   Percent
Owner                               Ownership(1)    Ownership    of Class
----------------------------------  ------------  -------------  ---------
       MARY HETHEY
       397 Ventura Crescent
       North Vancouver, B.C.
       Canada, V7N 3G7 . . . . . .  Direct            2,000,000      8.0 %

       CARSTEN MIDE
       2453 Phillips Place
       Burnaby, B.C.
       Canada, . . . . . . . . . .  Direct            1,000,000       4.0%

       STACEY BLIGH
       203 - 1315 Bute Street
       Vancouver, B.C.
       Canada, V6E 4A6 . . . . . .  Direct              500,000       2.0%

       All Officers and Directors
       as a Group ( 3 persons ). .  Direct            3,500,000     14.0 %

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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS






(a)  (1)   FINANCIAL STATEMENTS                                                   Page
                                                                                  ----

The following financial statements are included in this report:
Title of Document
--------------------------------------------------------------------------------


Report of Andersen, Andersen & Strong, Certified Public Accountants. . . . . . .    17

Balance Sheet as at January 31, 2001 and 2000. . . . . . . . . . . . . . . . . .    18

Statement of  Operations for the period from February 2, 1999 (Date of
     Inception) to January 31, 2001. . . . . . . . . . . . . . . . . . . . . . .    19

Statement of Changes in Stockholders' Equity for the period from
     February 2, 1999 (Date of Inception) to January 31, 2001. . . . . . . . . .    20

Statement of Cash Flows for the year ended January 31, 2001 and the
     Period February 2, 1999 to January 31, 2001 and the period from February
     2, 1999 (Date of Inception) to January 31, 2001 . . . . . . . . . . . . . .    21

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .    22


(a)  (2)    FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

Letter of Andersen Andersen & Strong - Certified Public Accountants. . . . . . .    25

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                              CORONADO  EXPLORATIONS  LTD.



Date:   August  24,  2001                    By:     /s/  "Mary  M.  Hethey"
                                             -------------------------------
                                         Mary  Hethey,  President  and  Director

ANDERSEN  ANDERSEN  &  STRONG, L.C.            941 East 3300 South, Suite 220
                                               Salt Lake  City,  Utah,  84106
                                                    Telephone 801-486-0096
                                                          Fax  801-486-0098

Certified Public Accountants and Business Consultants Board
Member SEC Practice Section of the AICPA

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

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                                 BALANCE  SHEET

                                January 31, 2001





ASSETS

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $          -
                                                             -------------

          Total Current Assets. . . . . . . . . . . . . . .             -
                                                             -------------

OTHER ASSETS

      Mineral claims - Note 3 . . . . . . . . . . . . . . .             -
                                                             -------------

                                                             $          -
                                                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable - related party. . . . . . . . . . .        15,121
      Accounts payable. . . . . . . . . . . . . . . . . . .         8,428
                                                             -------------

           Total Current Liabilities. . . . . . . . . . . .        23,549
                                                             -------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 25,000,000 shares issued and outstanding.         2,500

     Capital in excess of par value . . . . . . . . . . . .        21,600

     Deficit accumulated during the exploration stage . . .       (47,649)
                                                             -------------

           Total Stockholders' Equity - (deficiency). . . .       (23,549)
                                                             -------------

                                                             $          -
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







                             JANUARY 31,    JANUARY 31,      FEB 2, 1999
                                2001           2000        TO JAN 31, 2001
                            -------------  -------------  -----------------
REVENUES . . . . . . . . .  $          -   $          -   $              -

EXPENSES . . . . . . . . .        23,075         24,574             47,649
                            -------------  -------------  -----------------

NET LOSS . . . . . . . . .  $    (23,075)  $    (24,574)  $        (47,649)
                            =============  =============  =================



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $       (.01)  $       (.01)
                            =============  =============


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .    25,000,000     25,000,000
                            =============  =============
















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

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2001






                                                                                              CAPITAL IN
                                                        COMMON                                EXCESS OF
                                                        SHARES    STOCK             AMOUNT    PAR VALUE     ACCUM     DEFICIT
                                                      ----------  -------------------------  ------------  -------------------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) . . . .           -  $                       -  $         -   $                -

Issuance of common shares for cash at
     $.01 - March 31, 1999 . . . . . . . . . . . . .  25,000,000                     25,000      (22,050)                   -

Capital contributions by related parties - expenses.           -                          -       10,800

Net operating loss for the period February 2, 1999
     to January 31, 2000 . . . . . . . . . . . . . .           -                          -            -              (24,574)
                                                               .                          .            .                    .
                                                      ----------  -------------------------  ------------  -------------------

BALANCE JANUARY 31, 2000 . . . . . . . . . . . . . .  25,000,000                     25,000      (11,700)             (24,574)

Capital contributions by related parties - expenses.           -                          -       10,800                    -

Net operating loss for the year ended January 31,
      2001 . . . . . . . . . . . . . . . . . . . . .           -                          -            -              (23,075)
                                                      ----------  -------------------------  ------------  -------------------

BALANCE JANUARY 31, 2001 . . . . . . . . . . . . . .  25,000,000  $                  25,000  $      (900)  $          (47,649)
                                                      ==========  =========================  ============  ===================















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





                                                 JANUARY 31,    JANUARY 31,     FEB 2, TO
                                                    2001           2000        JAN 31, 2001
                                                -------------  -------------  --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . .  $    (23,075)  $    (24,574)  $     (47,649)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable. . . . .        11,096         12,453          23,549
          Capital contributions - expenses . .        10,800         10,800          21,600
                                                -------------  -------------  --------------

               Net Cash Used from Operations .        (1,179)        (1,321)         (2,500)
                                                -------------  -------------  --------------
CASH FLOWS FROM INVESTING
      ACTIVITIES . . . . . . . . . . . . . . .             -              -               -
                                                -------------  -------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

   Proceeds from issuance of common
              Stock. . . . . . . . . . . . . .             -          2,500           2,500
                                                -------------  -------------  --------------

                                                                      1,179
                                                               -------------

     Cash at Beginning of Period . . . . . . .         1,179              -               -
                                                -------------  -------------  --------------

     CASH AT END OF PERIOD . . . . . . . . . .  $          -   $      1,179   $           -
                                                =============  =============  ==============




SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES

      Capital  contributions  -  expenses                   $  10,800
                                                              =======
$   10,800
    ======


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


The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3). On February 24, 2001, the Company allowed the mineral claims to lapse without either paying cash or performing assessment work on the claims. Therefore, the Company has no further interest in the mineral rights to the Coronado mineral claims.


The Company has completed a Regulation D offering of 25,000,000 shares of its capital stock for cash.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

     Income  Taxes
     -------------

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

     Basic  and  Diluted  Net  Income  (Loss)  per  Share
     ----------------------------------------------------

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

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Basic  and  Diluted  Net  Income  (Loss)  per  Share  -  continued
------------------------------------------------------------------

computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Capitalization  of  Mineral  Claim  Costs
-----------------------------------------

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash, mineral claims, and accounts payable are considered by management to be their standard fair values.

Estimates  and  Assumptions
---------------------------

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

     Comprehensive  Income
     ---------------------

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

     Recent  Accounting  Pronouncements
     ----------------------------------

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


     The claims may be retained by the Company by making yearly lease payments in the amount of $4,000 Cn each year. The Company allowed the mineral rights to the Coronado claims to expire on February 24, 2001 by not performing any assessment work on the claims or paying cash-in-lieu of performing assessment work. The Company does not have any further rights or obligations to the claim.



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


6.     SUBSEQUENT  EVENTS

     The mineral claims leased by the Company were not renewed on February 24, 2001. As a result, the Company does not hold any mineral claims as at the date of the audit report.

ANDERSEN  ANDERSEN  &  STRONG, L.C.               941 East 3300 South, Suite 220
                                                  Salt Lake  City,  Utah,  84106
                                                  Telephone 801-486-0096
                                                  Fax  801-486-0098

Certified Public Accountants and Business Consultants Board


Board  of  Directors
Coronado  Explorations  Ltd.

We have been engaged to audit the financial statements of the above Company for the period ended January 31, 2001. We are required to be independent according to standards ("Standards") established by the American Institute of Certified Public Accounts and within the meaning of the Securities Acts ("Acts") administrated by the Securities and Exchange Commission.

With regards to independence, we hereby report that there are no relationships between our firm and any of our related entities and the above Company and its related entities that in our professional judgment may reasonably be thought to bear on independence. We, therefore, confirm that we are independent of the company within the meaning of the Acts and Standards.



                              Sincerely,

                              /s/  "L.  R.  Andersen"