Form 10QSB
period 2001-07-31
CORONADO EXPLORATIONS LTD
filed 2001-09-17
CIK 1084031

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          July  31,  2001
                                            ---------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-26309
                                  -------


                           CORONADO  EXPLORATIONS  LTD.
                           ----------------------------
                   (Exact name of registrant as specified in charter)


          Delaware                                          98-0200471
          --------                                   -----------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation  or  organization)                       Identification No.)

397 Ventura Crescent
North Vancouver, British Columbia, Canada              V7N  3G7
---------------------------------------------          --------
Address of principal  executive  offices)             (Zip  Code)
-----

                         1  -  604  -  985-8940
                         ----------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  July  31,  2001
          ----------------               ------------------------------------

   Common  Stock,  $0.001  per  share                25,000,000

                                      INDEX







                                                                      PAGE
                                                                     NUMBER
                                                                     ------
PART 1.
            ITEM 1.  Financial Statements (unaudited)                     3

                     Balance Sheet as at July 31, 2001
                     (with comparative figures as at January 31,
                                                              2001)       4

                     Statement of Operations
                     For the three months ended July 31, 2001 and
                     2000, for the six months ended July 31, 2001
                     and 2000 and for the period from February 2,
                     1999 (Date of Inception) to July 31, 2001  .         5

                     Statements of Cash Flows
                     For the six months ended July 31, 2001 and
                     2000 and for the period from February 2, 1999
                     (Date of Inception) to July 31, 2001                 6

                     Notes to the Financial Statements       .            7

            ITEM 2.  Plan of Operations             .                    10


PART 11.. . . . . .  Signatures                                          11



                         PART 1 - FINANCIAL INFORMATION



                   ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)



The accompanying balance sheets of Coronado Explorations Ltd. (an exploration stage company) at July 31, 2001 (with comparative figures as at January 31,
2001) and the statement of operations and the statement of cash flows for the six months ended July 31, 2001 and 2000, and for the period from February 2, 1999 (date of inception) to July 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2001, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                                 BALANCE  SHEETS

                       July 31, 2001 and January 31, 2001

                      (Unaudited - Prepared by Management)





                                                              JULY 31      JANUARY 31
                                                                2001          2001
                                                            ------------  ------------
ASSETS

CURRENT ASSETS

     Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $       884   $         -
                                                            ------------  ------------

           Total Current Assets. . . . . . . . . . . . . .  $       884   $         -
                                                            ============  ============

CURRENT LIABILITIES

      Accounts payable - related party . . . . . . . . . .           12        17,114
      Accounts payable . . . . . . . . . . . . . . . . . .        4,634         6,435
      Promissory note - Note 3 . . . . . . . . . . . . . .       25,322             -
                                                            ------------  ------------

            Total Current Liabilities. . . . . . . . . . .       29,968        23,549
                                                            ------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 25,000,000 shares issued and outstanding       25,000        25,000

     Capital in excess of par value. . . . . . . . . . . .        4,500          (900)

     Deficit accumulated during the exploration stage. . .      (58,584)      (47,649)
                                                            ------------  ------------

           Total Stockholders' Deficiency. . . . . . . . .      (29,084)      (23,549)
                                                            ------------  ------------

                                                            $       884   $         -
                                                            ============  ============










     The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three months ended July 31, 2001 and 2000,  for the six months ended
                                  July 31, 2001
   and 2000 and for the period from February 2, 1999 (Date of Inception) to July
                                    31, 2001
                     (Unaudited  -  Prepared by Management)





                                                                                SIX              SIX
                                                                           --------------
                                                                               MONTHS          MONTHS
                                          THREE MONTHS     THREE MONTHS        ENDED            ENDED        FROM INCEPTION
                                                          ---------------
                                              ENDED            ENDED          JULY 31,        JULY 31,             TO
                                          JULY 31, 2001    JULY 31, 2000        2001            2000         JULY 31, 2001
                                                                           --------------  ---------------  ----------------
SALES . . . . . . . . . . . . . . . . .  $            -   $            -   $           -   $            -   $             -
                                         ---------------  ---------------  --------------  ---------------  ----------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and
          audit . . . . . . . . . . . .           1,000              825           2,150            1,950            11,550
     Annual fee . . . . . . . . . . . .               -                -               -                -               275
     Bank charges and
          interest. . . . . . . . . . .              30               41              25               62               231
     Edgar filing fees. . . . . . . . .             387                -             387                -             5,409
     Franchise tax. . . . . . . . . . .               -                -               -              100               100
     Geological report. . . . . . . . .               -                -               -              500             2,270
     Incorporation costs. . . . . . . .               -                -               -                -               519
     Interest . . . . . . . . . . . . .             322                -             322                -               322
     Legal. . . . . . . . . . . . . . .             372                -             372                -             1,862
     Management fees. . . . . . . . . .           1,500            1,500           3,000            3,000            15,000
     News releases. . . . . . . . . . .               -                -               -                -               535
     Office expenses. . . . . . . . . .             676               91             790              310             2,294
     Rent . . . . . . . . . . . . . . .             900              900           1,800            1,800             9,000
     Staking costs. . . . . . . . . . .               -                -               -                -               348
     Telephone. . . . . . . . . . . . .             300              300             600              600             3,000
     Transfer agent's
         fees . . . . . . . . . . . . .             261                -           1,489            1,200             5,869
                                         ---------------  ---------------  --------------  ---------------  ----------------

NET LOSS. . . . . . . . . . . . . . . .  $       (5,748)  $       (3,657)  $     (10,935)  $      ( 9,522)  $      ( 58,584)
                                         ===============  ===============  ==============  ===============  ================

NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . . .  $            -   $            -   $           -   $            -
                                         ===============  ===============  ==============  ===============
AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . . .      25,000,000       25,000,000      25,000,000       25,000,000
                                         ===============  ===============  ==============  ===============



     The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

 For the six months ended July 31, 2001, for the six months ended July 31, 2000 and for the period from February 2, 1999 (Date of Inception) to July 31, 2001

                      (Unaudited - Prepared by Management)






                                                      FOR THE SIX      FOR THE SIX     FROM INCEPTION
                                                                     ---------------  ----------------
                                                     MONTHS ENDED     MONTHS ENDED           TO
                                                     JULY 31, 2001    JULY 31, 2000    JULY 31, 2001
                                                    ---------------  ---------------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $      (10,935)  $       (9,522)  $       (58,584)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts - related party. . .         (17,102)           4,500                12
          Changes in accounts payable. . . . . . .          (1,479)          (1,542)            4,956
          Capital contributions - expenses . . . .           5,400            5,400            27,000
                                                    ---------------  ---------------  ----------------

       Net Cash (Deficiency) from Operations . . .         (24,116)          (1,164)          (26,616)
                                                    ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from note payable . . . . . . .          25,000                -            25,000
          Proceeds from issuance of common stock .               -                -             2,500
                                                    ---------------  ---------------  ----------------

                                                            25,000                -            27,500
                                                    ---------------  ---------------  ----------------

     Net Increase (Decrease) in Cash . . . . . . .             884           (1,164)              884

     Cash at Beginning of Period . . . . . . . . .               -            1,179                 -
                                                    ---------------  ---------------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $          884   $           15   $           884
                                                    ===============  ===============  ================










     The accompanying notes are an integral part of these unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2001

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 2, 1999 with the authorized common shares of 200,000,000 shares (previous authorized capital was 25,000,000 shares) at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. On February 24, 2001 the Company allowed its mineral claim known as the Coronado to expire without either performing assessment work on the claim or paying cash-in-lieu of performing assessment work. Therefore, the Company has no further rights to the mineral on the Coronado claim and no further obligations to undertake any exploration work thereon. As at the balance sheet date the Company does not have any other assets.

The Company has completed a Regulation D offering of 25,000,000 shares of its capital stock for cash of $2,500. During the quarter ended October 31, 2000 the shareholders approved a 100 to 1 forward split of the issued and outstanding share capital. This report was prepared showing after stock split shares from inception.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

     Income  Taxes
     -------------

At July 31, 2001, the Company had a net operating loss carry forward of $58,584. The tax benefit of $17,575 from the loss carry forward has been offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2001

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


Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash, accounts payable and promissory note are considered by management to be their estimated fair values.

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

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2001

                      (Unaudited - Prepared by Management)


3.     PROMISSORY  NOTE

     On June 14, 2001 the Company signed a promissory note with Kidakus Consulting Ltd., an unrelated company, whereby the Company was advanced $25,000 payable on or before June 13, 2002. The promissory note bears interest at 10
percent  per  annum.   Interest  has  been  accrued  to  July  31,  2001.


4.     RELATED  PARTY  TRANSACTIONS

     Related  parties  acquired  20%  of  the  common  shares  issued  for cash.


5.     GOING  CONCERN

     The Company will need additional working capital to be successful in its future planned activities and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

                          ITEM 2.   PLAN OF OPERATIONS



On February 24, 2001 the Company allowed its mineral claim, known as the Coronado claim, to lapse without either paying cash-in-lieu of performing exploration work on the claim or doing exploration work itself. With the lapse of the mineral claim the Company has no further rights to any of the minerals on the claim and has no obligations to perform any further work thereon. As at the date of signing of this Form 10-QSB, the Company has no other assets other than a minor amount of cash.

Management is considering other areas of interest, which the Company might become involved in addition to mineral properties. Various projects have been considered during the past several months but no commitments have been made as to the direction the Company should precede.


Liquidity  and  Capital  Resources
----------------------------------

The Company does not have sufficient funds on hand to pay its outstanding obligations to its creditors. During the quarter under consideration, the Company signed a promissory note issued by Kidakus Consulting Ltd. whereby the Company was advanced $25,000 payable on or before June 13, 2002. This promissory note bears interest at the rate of 10 percent per annum. The funds received were used to pay various accounts payable to outside creditors as well as to pay advances previously made by related parties.

In order to meet its future obligations the Company will require additional funds. The directors will have to consider various ways to obtain additional funding for the Company. The directors are prepared to personally advance funds to ensure that the outside creditors are paid over the next year. In addition, they might consider personally guaranteeing loans from a financial institution or issuing additional common stock. At the present time no decision has been as to which of the latter two situations would be acceptable to the Company.

Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  the  current  period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORONADO  EXPLORATIONS  LTD.
                                                (Registrant)



     September  10,  2001                         /s/"Mary  M.  Hethey"
     --------------------                         ---------------------
            Date                         Mary M. Hethey - Director and President




     September  10,  2001                         /s/  "Carsten  Mide"
     --------------------                         --------------------
            Date                              Carsten  Mide  -  Director