Form 10KSB/A
period 2001-01-31
CORONADO EXPLORATIONS LTD
filed 2001-09-18
CIK 1084031

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
                                                     ---------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
       None                                          None
----------------                              --------------------

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


The  Company  has  issued  no  shares  since  March  31,  1999.


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

               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
               --------------------------------------------------

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






Name and Address                                      Amount
of Beneficial                        Nature of    of Beneficial    Percent
Owner                               Ownership(1)    Ownership     of Class
----------------------------------  ------------  --------------  ---------
       MARY HETHEY
       397 Ventura Crescent
       North Vancouver, B.C.
       Canada, V7N 3G7 . . . . . .  Direct         2,000,000 (2)      8.0 %

       CARSTEN MIDE
       2453 Phillips Place
       Burnaby, B.C.
       Canada, . . . . . . . . . .  Direct         1,000,000 (3)       4.0%

       STACEY BLIGH
       203 - 1315 Bute Street
       Vancouver, B.C.
       Canada, V6E 4A6 . . . . . .  Direct              500,000        2.0%

       All Officers and Directors
       as a Group ( 3 persons ). .  Direct            3,500,000      14.0 %

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.


(2) In addition to the shares held by Mary Hethey as noted in the above schedule, her two sons, living in the same residence as herself, are the owners of 250,000 shares each. The shares held by Mary Hethey and her two sons are restricted and "stop transfer" instructions are place on each certificate. No application has been made by either Mary Hethey or her two sons to have any of the shares released in compliance with the provisions of Rule 144.

(3) In addition to the shares held by Carsten Mide as noted in the above schedule, his wife, living in the same residence as himself, is the owner of 1,000,000 shares. The shares of Carsten Mide and his wife are restricted and "stop transfer" instructions are placed on each certificate. No application has been made by either Carsten Mide or his wife to have any of the shares released in compliance with the provisions of Rule 144.




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


                              CORONADO  EXPLORATIONS  LTD.



Date:   September  17,  2001               By:     /s/  "Mary  M.  Hethey"
                                           -------------------------------
                                        Mary  Hethey,  President  and  Director

ANDERSEN  ANDERSEN  &  STRONG,  L.C.        941  East  3300 South,  Suite  220
                                                Salt Lake  City,  Utah,  84106
                                                     Telephone 801-486-0096
                                                          Fax  801-486-0098
Certified Public Accountants and Business Consultants Board
Member SEC Practice Section of the AIPCA

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

                           CORONADO EXPLORATIONS LTD.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2001






                                                                           CAPITAL IN
                                                        COMMON    STOCK     EXCESS OF     ACCUMULATED
                                                        SHARES    AMOUNT    PAR VALUE       DEFICIT
                                                      ----------  -------  -----------   -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) . . . .         -  $       -  $         -   $          -

Issuance of common shares for cash at
     $.01 - March 31, 1999 . . . . . . . . . . . . .  25,000,000    25,000     (22,050)             -

Capital contributions by related parties - expenses.           -        -       10,800

Net operating loss for the period February 2, 1999
     to January 31, 2000 . . . . . . . . . . . . . .           -        -            -        (24,574)
                                                      ----------  -------  ------------  -------------

BALANCE JANUARY 31, 2000 . . . . . . . . . . . . . .  25,000,000    25,000     (11,700)       (24,574)

Capital contributions by related parties - expenses.           -        -       10,800              -

Net operating loss for the year ended January 31,
      2001 . . . . . . . . . . . . . . . . . . . . .           -        -            -        (23,075)
                                                      ----------  -------  ------------  -------------

BALANCE JANUARY 31, 2001 . . . . . . . . . . . . . .  25,000,000  $ 25,000  $    (900)  $     (47,649)
                                                      ==========  ========  ===========  =============

















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

ANDERSEN  ANDERSEN  &  STRONG,  L.C.         941  East  3300 South,  Suite  220
                                                 Salt Lake  City,  Utah,  84106
                                                         Telephone 801-486-0096
                                                              Fax  801-486-0098
Certified Public Accountant and Business Consultants Board
Member SEC Practice Section of the AICPA


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