Form 10QSB
period 2001-10-31
CORONADO EXPLORATIONS LTD
filed 2001-12-11
CIK 1084031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 2001
                               -------------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------    ----------------------

Commission File number              0-26309
                       ------------------------------------------------


                           CORONADO EXPLORATIONS LTD.
                  --------------------------------------------
               (Exact name of registrant as specified in charter)


                  Delaware                                      98-0200471
--------------------------------------------                 -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

397 Ventura Crescent
North Vancouver, British Columbia, Canada                          V7N 3G7
----------------------------------------------                    ---------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                       Outstanding as of October 31, 2001
   --------------------------------         -----------------------------------

    Common Stock, $0.001 per share                        25,000,000

 ANDERSEN ANDERSEN & STRONG, L.C.                 941 East 3300 South, Suite 202
 --------------------------------                   Salt Lake City, Utah 84106
 CERTIFIED PUBLIC ACCOUNTANTS AND
       BUSINESS CONSULTANTS
MEMBER SEC PRACTICE SECTION OF AICPA                  TELEPHONE 801 486-0096
                                                         FAX 801 486-0098


                REPORT ON REVIEW BY CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Coronado Explorations Ltd.

We have reviewed the balance sheets of the above Company (development stage company) as of October 31, 2001 and the related statement of operations and the statement of cash flows for the three and nine months ended October 31, 2001. These financial statements are the responsibility of the company's management.

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




                                             /s/  "Andersen Andersen and Strong"


Salt Lake City, Utah
December 6, 2001

                                      INDEX



                                                                                                          PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART

            ITEM 1.           Financial Statements (unaudited).................................              4

                              Balance Sheet as at October 31, 2001
                                    (with comparative figures as at January 31, 2001)..........              5

                              Statement of Operations
                                    For the three months ended October 31, 2001
                                    and 2000, for the nine months ended October
                                    31, 2001 and 2000 and for the period from
                                    February 2, 1999 (Date of Inception) to October 31, 2001...             6

                              Statements of Cash Flows
                                    For the nine months ended October 31, 2001
                                    and 2000 and for the period from February 2,
                                    1999 (Date of Inception) to October 31, 2001..............              7

                              Notes to the Financial Statements...............................              8

            ITEM 2.           Plan of Operations..............................................             11


PART 11.                      Signatures......................................................             14



                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

The accompanying balance sheets of Coronado Explorations Ltd. (an exploration stage company) at October 31, 2001 (with comparative figures as at January 31,
2001) and the statement of operations and the statement of cash flows for the nine months ended October 31, 2001 and 2000, and for the period from February 2, 1999 (date of inception) to October 31, 2001 have been prepared by the Company's management in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2001, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                      October 31, 2001 and January 31, 2001

                      (Unaudited - Prepared by Management)

                                                             OCTOBER 31  JANUARY 31
                                                                2001        2001
                                                                ----        ----
ASSETS

CURRENT ASSETS

     Cash                                                    $    351    $     --
                                                             --------    --------

           Total Current Assets                              $    351    $     --
                                                             ========    ========

CURRENT LIABILITIES

      Accounts payable - related party                             --      17,114
      Accounts payable                                          5,642       6,435
      Promissory note - Note 3                                 25,952          --
                                                             --------    --------

            Total Current Liabilities                          31,594      23,549
                                                             --------    --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 25,000,000 shares issued and outstanding     25,000      25,000

     Capital in excess of par value                             7,200        (900)

     Deficit accumulated during the exploration stage         (63,443)    (47,649)
                                                             --------    --------

           Total Stockholders' Deficiency                     (31,243)    (23,549)
                                                             --------    --------

                                                             $    351    $     --
                                                             ========    ========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

              For the three months ended October 31, 2001 and 2000,
                   for the nine months ended October 31, 2001
           and 2000 and for the period from February 2, 1999 (Date of
                         Inception) to October 31, 2001
                      (Unaudited - Prepared by Management)

                                 THREE MONTHS    THREE MONTHS    NINE MONTHS          NINE MONTHS
                                    ENDED           ENDED           ENDED                 ENDED        FROM INCEPTION TO
                                 OCTOBER 31,      OCTOBER 31,    OCTOBER 31,           OCTOBER 31,         OCTOBER 31,
                                     2001           2000            2001                  2000               2001
                                     ----           ----            ----                  ----               ----
   SALES                          $       -       $        -    $           -        $         -        $           -
                                  ---------       ----------     ------------        ------------       -------------

   GENERAL  AND
   ADMINISTRATIVE
   EXPENSES:

        Accounting and
             audit                      950             950            3,100               2,900             12,500
        Annual fee                       -                -                -                   -                275
        Bank charges and
             interest                   34               31               58                  94                265
        Edgar filing fees                -              877              387                 877              5,409
        Franchise tax                    4                -                4                 100                104
        Geological report                -                -                -                 500              2,270
        Incorporation costs              -                -                -                   -                519
        Interest                       630                -              952                   -                952
        Legal                          192                -              565                   -              2,054
        Management fees              1,500            1,500            4,500               4,500             16,500
        News releases                    -              500                -                 500                535
        Office expenses                349              142            1,139                 452              2,643
        Rent                           900              900            2,700               2,700              9,900
        Staking costs                    -                -                -                   -                348
        Telephone                      300              300              900                 900              3,300
        Transfer agent's
            fees                         -              540            1,489               1,740              5,869
                                  ---------       ----------      -----------        ------------       -------------

   NET LOSS                       $ (4,859)       $  (5,740)      $  (15,794)        $   (15,263)       $  ( 63,443)
                                  ========        =========       ===========        ===========        ===========

   NET LOSS PER COMMON SHARE
        Basic                     $    -          $       -       $        -         $        -

   AVERAGE OUTSTANDING SHARES
        Basic                     25,000,000      25,000,000      25,000,000         25,000,000
                                  ==========      ==========      ==========         ==========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

           For the nine months ended October 31, 2001, for nine months ended October 31, 2000 and for the period from February 2,
                  1999 (Date of Inception) to October 31, 2001

                      (Unaudited - Prepared by Management)


                                                               FOR THE NINE          FOR THE NINE        FROM INCEPTION
                                                               MONTHS ENDED          MONTHS ENDED              TO
                                                             OCTOBER 31, 2001      OCTOBER 31, 2000     OCTOBER 31, 2001
                                                             ----------------      ----------------     ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                $   (15,794)         $     (15,263)         $  (63,443)

     Adjustments to reconcile net loss to
       net cash provided by operating activities:

          Changes in accounts - related party                    (17,114)                 5,750                   -
          Changes in accounts payable                               (793)                   245               5,642
          Capital contributions - expenses                         8,100                  8,100              29,700
                                                             -----------          -------------          ----------

       Net Cash (Deficiency) from Operations                     (25,601)                (1,168)            (28,101)
                                                             -----------          -------------          ----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from note payable                              25,952                      -              25,952
          Proceeds from issuance of common stock                       -                      -               2,500
                                                             -----------          -------------          ----------

                                                                  25,952                      -              28,452
                                                             -----------          -------------          ----------

     Net Increase (Decrease) in Cash                                 351                 (1,168)                351

     Cash at Beginning of Period                                       -                  1,179
                                                             -----------          -------------          ----------
                                                                                              -

     CASH AT END OF PERIOD                                   $       351         $           11          $      351
                                                             ===========         ==============          ==========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2001

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

         Income Taxes
         ------------

         At October 31, 2001, the Company had a net operating loss carry forward of $63,443. The tax benefit of $19,033 from the loss carry forward has been offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2001

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


         Basic Net Income (Loss) per Share
         ---------------------------------

         Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Financial Instruments
         ---------------------

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

                           CORONADO EXPLORATIONS LTD.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2001

                      (Unaudited - Prepared by Management)


3.       PROMISSORY NOTE

         On June 14, 2001 the Company signed a promissory note with Kidakus Consulting Ltd., an unrelated company, whereby the Company was advanced $25,000 payable on or before June 13, 2002. The promissory note bears interest at 10 percent per annum. Interest has been accrued to October 31, 2001.


4.       AGREEMENT TO MERGER

         On October 18, 2001, the Company executed an Agreement and Plan of Merger with Naturol, Inc., a Nevada corporation, wherein the Coronado Subsidiary Corporation will merge with Naturol, Inc. and Coronado Subsidiary Corporation and Naturol will become a wholly owned subsidiary of the Company.

         Under the terms of the Agreement, which is subject to shareholders' vote, and other terms and ordinary conditions for a transaction of this type, Naturol shareholders shall receive a pro-rata portion of 50,000,000 shares of 144 restricted common stock of the Company in addition to customary terms and conditions.

         Upon approval by the shareholders of the Company, the Company will change its name to Naturol, Inc. The transaction will cause a change in control of the Company.


5.       RELATED PARTY TRANSACTIONS

         Related parties acquired 20% of the common shares issued for cash.


6.       GOING CONCERN

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

On February 24, 2001 the Company allowed its mineral claim, known as the Coronado claim, to lapse without either paying cash-in-lieu of performing exploration work on the claim or doing exploration work itself.

On October 18, 2001 the Company executed an Agreement and Plan of Merger with Naturol, Inc., a Nevada corporation. Pursuant to the Merger Agreement the Company will issue 50,000,000 shares of its 144 restricted common stock in exchange for 100% of Naturol's outstanding stock. The merger will be a tax-free reorganization accounted for as a purchase whereby the Company will be the surviving corporation with Naturol becoming a wholly owned subsidiary of the Company. Concurrent with the closing of the merger, the Company will change its name to Naturol, Inc. The merger is subject to regulatory review, stockholder approval and the satisfactions of other customary conditions.

Naturol was formed on June 19, 2001, as a Nevada corporation, to operate as the exclusive North American licensee for the purpose of commercializing all plant extraction technologies owned, patented or in development by Naturol Limited of Saint Hellier, Jersey. Naturol Limited's extraction technology offers a benign, safe, cost effective, high quality alternative to current extraction technologies employed in the global flavors, fragrances and pharmaceutical industries.

On August 20, 2001 Naturol entered into a License Agreement with Naturol Limited whereby it acquired all the rights to utilize the extraction technology for purposes of manufacture, development, production, marketing, distribution, and sublicensing of such technology. The term of the license is for the term of the patent. Consideration for the license is a payment of $360,000 in the first year and a minimum payment of $360,000 annual until a first commercial sale of licensed product and for three years thereafter. After license year 5, compensation will consist solely of royalties. Royalties consist of an 8% fee based on the net sales of licensed products. In addition, a 2% royalty shall be paid on the use of licensee or any sublicensee of the trademark.

Naturol's licensed extraction technology relates to a method of extracting and concentrating oils from materials in which the oils are already contained. More particularly, the extraction technology is concerned with the extraction of fixed and mineral oils and/or volatile oils such as essential oils from materials using a process of solvent extraction, which is performed under pressure. The term "fixed oil" is usually used to describe oils of vegetable or animal origin, which are not volatile oils. They routinely comprise natural mixtures of mono di and triglycerides, fatty acids, sterols and natural wax. "Mineral oils" is a term usually used to describe petrochemical oils and often derived from below ground level, which are normally mixtures of aliphatic and aromatic hydrocarbons of a very wide variety of chain length and molecular weight. These oils are often the sources of lubricating and fuel oils. "Essential oil" is usually used to describe those volatile oils or low molecular weight which incorporate the fragrance and flavor of components derived from plant materials.

Naturol's process allows for the extraction of high quality, desirable components such as oils, pigments, pharmacologically active ingredients and resins from a wide range of substrates including plant, animal and mineral matter, of both earthly and marine origin. The same process is able to extract fixed and mineral oils.

Historically, solvents such as hexane, petroleum fractions, benzene and methylene chloride have been widely used to extract fragrant oils, which are flavorsome oleo-resins and drug containing extracts from an enormous range to plant based raw materials. These solvents are in common use even in the engineering, petroleum and mineral industries, where they are often used to de-grease raw materials containing or coated in oil and to clean metal parts, by removal of oily lubricating preparations. Useful amounts of oils have been extracted from mineral raw materials such as oil shales and tar sands which such solvents. Even soils contaminated with oily industrial waste may be remediated with such solvents. One disadvantage of generally high flammable conventional solvent systems such as hydrocarbon solvents, for example hexane, benzene and petroleum fractions, has always been the danger of fire or explosion and incineration. These solvents also present further hazards to the operators of such processes because may hydrocarbon and chlorinated solvents are harmful or toxic if inhaled or ingested. They are frequently carcinogenic and all of the hydrocarbon solvents used in current practice are classed as volatile organic compounds which are said to have positive "Photo-Chemical Ozone generating potential" and which can also cause asthma and bronchitis.

A further disadvantage of the most commonly used solvents, hexane and "petroleum ether", is that their boiling points (at atmosphere pressure - which is the pressure at any point in an atmosphere due solely to the weight of the atmosphere gases above the point concerned) are in excess of 50 degrees Celsius. Hence, in order to remove such solvents from the solutions of the desired extracted components, the desired component must either be exposed to high temperatures or high vacuum. Both of these treatments detract from and are damaging and harmful to the quality of the desired component or extract. Also, the evaporation of the solvent from the solution of the oil, and the solvent recovery by condensation is expensive on account of the energy costs. The finished products from such processes are often intended for public consumption and the presence of toxic or harmful residues may present difficulties when seeking regulatory approval of the finished product.

These problems become even more serious when (as is increasingly the case) statutory authorities are demanding that the solvent residue levels in oils sold for use in human food products are required to meet increasingly stringent requirements such as solvent residue levels of only 50, 10 and even 1 part per million. Achieving such levels of solvent residue requires that the solution and extract be exposed to very high vacuum and/or very high temperatures. Such treatment can result in serious loss of the precious volatile components from the extracted and serious thermal damage to the desirable component.

A strategy to overcome these problems has long been to employ hydrocarbon solvents such as butane and even propane (in liquid form under pressure). However, these processes are even more dangerous, as any leakage of the (usually odorless) solvent vapors from the operating equipment, poses a greatly enhanced risk and chance of exploration and incineration. The use of less flammable solvents as chlorinate hydrocarbon solvents has gone some way in reducing the risks. For example, the use of methylene chloride to extract valuable components such as caffeine from coffee and tea has become common. Similarly, perchloroethylene has a long history of use in the dry cleaning industry to de-grease oily clothing. However, many of the traditional chlorinated solvents present their own problems. Most of these materials are either harmful or toxic or may be damaging to the environment. Their vapors are believed to deplete the protective ozone in the stratosphere. Many of these chlorinated solvents are also greenhouse gases and may lead to global warming.

Naturol's process allows for the extraction of high qualify, desirable components such as oils, pigments, pharmacologically active ingredients and resins from a wide range of substrates including plant, animal and mineral matters, of both earthly and marine origin. The same process, when using the solvent systems according to an embodiment of the invention, is able to extract fixed and mineral oils.

Naturol's process comprises the contacting of the substrate (such as bulk raw material in which the desired component is already contained) which a solvent so as to allow the desired component to dissolve in the solvent. This allows for the removal and separation of the solution of the desired component in the solvent from the substrate. Further, it provides for the removal of the solvent from the solution and its recovery for recycling and re-use, and for the harvesting of the solute (desired dissolved substance) from which the solvent has been removed. The solute, in such cases, comprises the desired component so that the extracted oil may easily satisfy any present or future regulatory requirements. Naturol's process is also intended to dispense with the need for evaporation and condensation of large quantities of solvents in order to obtain the final product from the solution.

Naturol has yet to generate revenues from any source and there is a substantial going concern issue as to whether Naturol will ever be able to commercialize its technology and generate sufficient, if any, revenues to satisfy its working capital requirements. Since inception, Naturol has been dependent on the sale of its equity securities and loans from affiliates to satisfy its working capital needs. Naturol continues to have a working capital deficiency that raises substantial concern regarding its ability to continue as a going concern.

Naturol will require substantial additional funds to fulfill its business plan and successfully commericalize its technology. Naturol intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the licensing of its technology or sale of products.

Liquidity and Capital Resources
-------------------------------

At the present time the Company does not have sufficient funds to meet its current obligations. Management feels that additional working capital will have to be raised in order to settle all outstanding accounts payable. With the signing of the Agreement and Plan of Merger, the Company will have to raise funds to meet various costs associated with the merger. At this time, management has not yet decided how it will approach fund raising.

Results of Operations
---------------------

The Company has had no operations during the current period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CORONADO EXPLORATIONS LTD.
                                                    (Registrant)



December 6, 2001                                  /s/  "Mary M. Hethey"
----------------------------------      ----------------------------------------
                Date                    Mary M. Hethey - Director and President




December 6, 2001                                   /s/ "Carsten Mide"
-----------------------------------     ----------------------------------------
                Date                             Carsten Mide - Director