Form 10KSB
period 2002-01-31
CORONADO EXPLORATIONS LTD
filed 2002-04-30
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: January 31, 2002

                       Commission file number 0-26309

                         CORONADO EXPLORATIONS LTD.
           (Exact name of registrant as specified in its charter)

Delaware                                                          98-0200471
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

6265 Stevenson Way
Las Vegas, Nevada, USA                                                 89120
(Address of principal executive offices)                          (zip code)

                Issuer's Telephone Number:    (702) 450-1600

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [     ]

The  number  of  shares  of Common Stock, $0.001 par  value,  outstanding  on
January   31,   2002,  was  75,000,009  shares,  held  by  approximately   52
stockholders.

The issuer's revenues for its most recent fiscal year ended January 31, 2002.
$ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of January 31, 2002 was $7,628,889 based on a share value of $0.375.

Transitional Small Business Disclosure Format (check one):  Yes __  No X__

In this filing references to "Company," "we," "our," and/or "us," refers to Coronado Explorations Ltd.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) General Business Development

Coronado Explorations Ltd., a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, Coronado completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly owned subsidiary of Coronado, and Naturol Inc. ("Naturol"), a Nevada corporation, whereby Coronado issued 50,000,009 shares of its 144 restricted common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of Coronado.

Prior to the Merger, Coronado was engaged in the exploration of mineral properties and subsequently became a shell corporation. All business of Coronado is now conducted through its wholly owned subsidiary, Naturol. Naturol owns the exclusive North American License for Novel extraction technologies employed in the Pharmaceutical, Nutraceutical flavors, and fragrances industries. Coronado is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

Coronado has an authorized capitalization of 200,000,000 shares of common stock, $0.001 par value per share, and as of January 31, 2002 there were 75,000,009 shares outstanding.

(b)Our Business

Our licensed extraction technology, "Naturol Extraction Technology", relates to a method of extracting and concentrating oils and bioactive compounds from organic materials in which these oils and compounds are contained. More particularly, the extraction technology is concerned with the extraction of fixed, essential and mineral oils, from organic materials using a process of solvent extraction which is performed under a modest pressure.

The term "Fixed Oil" is a term usually used to describe commodity oils such as soybean, sunflower, canola, etc.

The  term "Essential Oil" is usually used to describe those volatile oils  of
low  molecular  weight,  which  incorporate  the  fragrance  and  flavor   of
components derived from plant materials.

Traditional Extraction

Historically, solvents such as hexane, petroleum fractions, benzene and methylene chloride have been widely used to extract both fixed and fragrant oils, which are flavorsome oleo-resins and drug containing extracts from a range of plant based raw materials. These solvents are in common use in the engineering, petroleum and mineral industries, where they are often used, to de-grease raw materials containing oil, and to clean metal parts, by the removal of oily lubricating preparations. Useful amounts of oils have even been extracted from mineral raw materials such as oil shales and tar sands with such solvents. Even soils contaminated with oily industrial waste may be remediated with such solvents.

One disadvantage of generally highly flammable conventional solvent systems such as hydrocarbon solvents, for example hexane, benzene and petroleum fractions, has always been the dangers of fire or explosion and incineration. These solvents also present further hazards to the operators of such processes because many hydrocarbon and chlorinated solvents are harmful or toxic if inhaled or ingested. They are frequently carcinogenic and predominately all of the hydrocarbon solvents used in current practice are classed as volatile organic compounds (VOCs) which are said to have positive "Photo-Chemical Ozone generating potential" and which can also cause asthma and bronchitis.

A  further  disadvantage  of  the most commonly  used  solvents,  hexane  and
"petroleum ether", is that their boiling points (at atmospheric pressure--- which is pressure at any point in an atmosphere due solely to the weight of the atmospheric gases above the point concerned) are in excess of 50 degrees Celsius. Hence, in order to remove such solvents from solutions containing the desired extracted components, the solution of solvent with dissolved extracts must either be exposed to high temperatures or high vacuum. Both of these treatments, but most particularly high temperatures, are damaging and harmful to the quality of the desired component or extract. Also, the evaporation of the solvent from the solution containing the oil, can also vaporize valuable components of the extract. Heating the solvent solution to drive off the solvent, condensing the vaporized solvent for recycling and cooling the recovered extract is expensive because of the cost of the energy used. The finished products from such processes are often intended for public consumption and the presence of toxic or harmful residues may be hazardous for such consumption.

These problems become even more serious when (as is increasingly the case) statutory authorities are demanding that the solvent residue levels in oils sold for use in human food products are required to meet increasingly stringent requirements such as solvent residue levels of only 50, 10 and even 1 part per million. Achieving such levels of solvent residue with conventional solvent extraction systems requires that the solution and extract be exposed to very high vacuum and/or very high temperatures. Such treatment can result in serious thermal damage to the desirable component.

A strategy to overcome these problems has long been to employ hydrocarbon solvents such as butane and even propane (in liquid form under pressure). However, these processes are even more dangerous, as any leakage of the (usually odorless) solvent vapors from the operating equipment, poses a greatly enhanced risk and chance of explosion and incineration.

The use of less flammable solvents such as chlorinated hydrocarbon solvents has gone some way in reducing these risks. For example, the use of methylene chloride to extract valuable components such as caffeine from coffee and tea has become common. Similarly, perchloroethylene has a long history of use in the dry cleaning industry to de-grease oily clothing.

However, many of the traditional chlorinated solvents present their own problems. Most of these materials are either harmful or toxic or may be damaging to the environment. Their vapors are believed to deplete the protective ozone in the stratosphere. Many of these chlorinated solvents are also greenhouse gases and may lead to global warming.

Naturol's Extraction Technology

Naturol's process allows for the extraction of high quality, desirable components such as oils, pigments, pharmacologically active ingredients and resins from a wide range of substrates including plant, animal and mineral matter, of both terrestrial and aquatic origin. The same process, when using the solvent systems according to an embodiment of the extraction technology, is able to extract fixed and mineral oils.

Naturol's process comprises the contacting of the substrate (such as bulk raw material in which the desired component is already contained) with a novel solvent so as to allow the desired component to dissolve in the solvent. This allows for the removal from the solution of the desired component in the solvent. Further, it provides for the removal of the solvent from the solution and its recovery for recycling and re-use, and for the harvesting of the solute (desired dissolved substance) from which the solvent has been removed. The solute, in such cases, comprises the desired component so that the extracted oil may easily satisfy any present or future regulatory requirements. Naturol's process is also intended to dispense with the need for evaporation and condensation of large quantities of solvents in order to obtain the final product from the solvent.

Market Overview

      Marketing and distribution are key factors to success in the plant-derived chemicals industry, especially within the growing botanical extracts sector. Quality, availability, price, supplier reputation and service support represent the most important criteria in marketing plant-derived chemicals. Plant-derived chemicals are distributed through a combination of direct and indirect distribution channels.

Naturol believes that its extraction technology has applications in a variety of important markets in North America. These include Fixed Oils (such as the extraction of oils from Soybean, Sunflower, Maize, Canola, etc.), Volatile oils and bioactive compounds for the Pharmaceutical, Food, Fragrance and bio-insecticide markets. The extracted product when utilized in food products may require FDA approval. The costs associated with such approvals is unknown to Naturol Management at this time.

The extraction of Oils and Bioactive compounds from plants is a multi-billion dollar global business with far reaching applications to the Pharmaceutical, Nutraceutical, flavors, and fragrances industries. A February 2001 market research report by The Freedonia Group reports that the US demand for Plant-Derived Chemicals was in excess of $2 billion in 2000 with worldwide demand exceeding $8.4 billion. US sales are projected to approach $2.8 billion by 2005.

Naturol, Coronado's wholly owned subsidiary, through Naturol Canada Limited, a 49% owned subsidiary of Naturol, entered into an agreement with the National Research Council Canada (NRCC) to subcontract to Prince Edward Island Food Technology Centre in Charlottetown, Prince Edward Island, Canada. The Food Technology Centre is a Provincially funded research institute involved in the development of innovative food products and process, which add value to locally produced food products in Prince Edward Island.

The Prince Edward Island Food Technology Centre and Naturol Canada Limited have initially agreed to form an alliance to jointly develop Naturol's plant extraction technology over a nine month period and to assess the potential value of Naturol's technologies as applied to certain local plant and aquatic materials in Prince Edward Island and neighboring Canadian Province. At the successful conclusion of the period it is anticipated that Naturol Canada Limited and the Food Technology Centre will establish a Toll Extraction
Facility on Prince Edward Island to service companies in Canada and the United States who wish to access plant extraction technology.

Competition

    Competition in the highly fragmented plant-derived chemicals industry is intense, with success based on consistently delivering high quality products at competitive prices and offering necessary technical support services. To achieve this, suppliers must continually pursue process innovation and the development of new products as well as closely monitor raw material quality and availability. Furthermore, those companies developing botanicals for use in pharmaceuticals must prove that their products are effective, safe and reliable. Many of these competitors have substantially greater resources than the Company. The Company believes it will be successful in finding a niche in the market based upon the method of extraction utilized. Should a larger and better-financed company decide to directly compete with the Company, and be successful in its competitive efforts, the Company's business could be adversely affected.

Manufacturing

      Oils and other compounds have been extracted from plants for centuries and manufacturing techniques are generally well established. However, producers continually work to develop improved techniques which increase manufacturing efficiency or which allow higher quality extracts to be produced. Although techniques vary depending on the type of chemical to be produced, most plant-derived chemical manufacturing involves the following stages: acquiring raw materials; extracting the material; and finally, purifying, upgrading, isolating, and/or standardizing the extract.

Raw Materials

      Finding a consistent and reliable source of plant raw materials is critical to the success of any plant-derived chemical producer. Most companies buy their raw materials from a variety of growers, collectors and brokers. Raw materials for botanicals are found worldwide, with some of the most important materials coming from developing regions of the world. In the year 2000, imports accounted for more than half of US demand for plant-derived chemicals, with a significant portion coming from India, China and a variety of other Asian and Latin American countries.

License Agreement

On August 20, 2001, Naturol, Inc. entered into a License Agreement with MGA Holdings Ltd., then known as Naturol Limited, incorporated under the laws of the Channel Islands (Jersey) on April 29, 1998. Naturol Limited obtained the Extraction Technology in an agreement executed by and between Naturol Limited and Dr. Peter Wilde (the inventor), wherein Mr. Wilde received 2,500 shares of stock of Naturol Limited. In addition, Willow Holdings, Inc., controlled by the interests of Paul McClory, president and a director of Naturol, owns 7,500 shares of stock of Naturol Limited, the Licensor of the extraction technology.

The term of the license is for the term of the patents. Consideration for the license is a payment of $360,000 in the first year and a minimum payment of $360,000 annually, payable quarterly, until a first commercial sale of licensed product and for three (3) years thereafter. The annual compensation may be reduced to the extent of a like amount of royalties paid to the Licensor. After license year 5, compensation will consist solely of royalties. Royalties consist of an 8% fee based on the net sales of licensed products. In addition, a 2% royalty shall be paid on the use of license or any sublicensee of the technology.

Pursuant to the terms and conditions of the License Agreement, Naturol acquired all the rights to utilize the extraction technology for purposes of manufacture, development, production, marketing, distribution, and sublicensing of such technology.

Trademarks, Patents, and other Intellectual Property

      Our most important intellectual property lies in our exclusive license with MGA Holdings Ltd. The license allows us the exclusive use of the following Patents in North America:

* PCT Patent Application Serial Number WO 01/10527 filed 4 August 2000, based on British Patent Application 9918436.8 filed 5 August 1999, now GB Patent 2352724;

* PCT Patent Application Serial Number WO 00/43471 filed 20 January 2000, based on British Patent Applications 9901617.2 filed 25 January 1999 and 9905054.4 filed 5 March 1999; and

* PCT Patent Application (or National stage applications claiming priority thereto) based on British Patent Application GB200106972.3.

The Patents relate to the Extraction of oils from materials using a process of solvent extraction which is performed under pressure.

Naturol regards the protection of its copyrights, service marks, trademarks and trade secrets as critical to its future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. Naturol will enter into confidentiality agreements with sub-licensees, potential sub-licensees, consultants and strategic partners in order to limit access to and disclosure of its proprietary information. These contractual arrangements or the other steps taken by
Naturol to protect its intellectual property may not prove sufficient to prevent misappropriation of its technology or to deter independent third-party development of similar technologies. Naturol pursues the registration of trademarks and service marks in the United States.

Research and Development

      Naturol is currently conducting its research and development through a minority owned subsidiary, Naturol (Canada) Limited in an agreement with the National Research Council Canada. The research and development is being conducted with the Prince Edward Island Food Technology Centre based in Charlottetown, Prince Edward Island, Canada. The objective of the research project is to demonstrate the efficacy of, and establish a process for the extraction and concentration of hydro-fluorocarbon solvent extraction of lipophilic compounds.

Industries in which Naturol intends to operate are characterized by rapid technological changes. There can be no assurance that Naturol's extraction technology will not be rendered obsolete as a result of technological developments. New developments are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and development by others will not render Naturol's technology non-competitive or obsolete. Many companies with substantially greater resources than Naturol are engaged in the development of products and approaches to address areas of these markets. Commercial availability of such systems could render Naturol's technology obsolete, and would have a materially adverse effect on its business, financial condition and results of operations.

Personnel

As of the date of this filing, the Company has no employees other than the four directors and the Senior Vice President of its wholly-owned subsidiary, who is not a director. None of the directors or officers work full time for the Company but devote whatever time is necessary for them to assist the Company in its development. Coronado does not expect a significant change in the number of employees over the next 12 months.

Risks

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our audited financial statements have been prepared assuming that we will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Foreign Corrupt Practices Act

      The Foreign Corrupt Practices Act (the "Act") requires that all companies that file reports with the SEC:

* Keep reasonably detailed books and records reflecting transactions and dispositions of assets;
* Maintain a system of internal controls that include preparation of financial statements in conformity with generally accepted accounting principles and maintaining accountability for assets; and
* Cannot make any kind of payment, whether considered bribery or not, to foreign government officials for the purpose of obtaining or retaining business or securing any improper advantage

The Act applies to companies directly and indirectly through intermediaries. The Act does contain a "knowledge" requirement for payments to or by any intermediary. However, the Act permits facilitating payments to foreign officials for the purpose of expediting or securing routine governmental action by a foreign official. Coronado's management believes that the Company fully complies with the Act.

As a result of conducting business in foreign countries where the customs and business practices are different from the U.S., the Company runs the risk of business interruption for substantial periods of time, or even the termination of the ability to conduct business. During November, 2001, we formed a subsidiary, 49% controlled by us, 51% controlled by our Secretary/Treasurer, Naturol (Canada) Limited, which entity entered into an agreement with the National Research Council Canada. The agreement provides for the collective group, Naturol (Canada) Limited and the National Research Council Canada to demonstrate the efficacy of and establish a process for the extraction and concentration of hydro-fluorocarbon solvent extraction of lipophilic compounds leading to the development of a commercial toll processing facility. Under the terms of the agreement between Naturol (Canada) Limited and the National Research Council Canada, Coronado may be involved in conducting business in Canada for a period of time, which is currently unknown to Coronado.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company maintains an executive office at 6265 Stevenson Way, Las Vegas, Nevada. The facility consists solely of an executive office and is currently being provided by a stockholder at no charge to the Company. Included in the lease is the use of miscellaneous office equipment such as telephone equipment, copiers, office furniture, computer equipment and related installed software.

ITEM 3.   LEGAL PROCEEDINGS

Coronado may from time to time be involved in routine legal matters incidental to its business; however, at this point in time it is currently not involved in any litigation, nor is it aware of any threatened or impending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not have any annual meeting for the year ending January 31, 2002. No matters were put to a vote of shareholders during the year.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Since July 19, 2000, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin under the trading symbol "COOX". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Since December 2001, our common stock had a low bid price of $0.35 per share and a high bid price of $0.40 per share. The bid price is currently approximately $0.27 per share.

During the period since the Company's shares were quoted on the OTC Bulletin Board, the following high, low, closing price and volume has been recorded:

       Month            High Price     Low Price    Closing Price    Volume
February 2001              1.13           .69            .69        652,000
March 2001                  .63           .38            .38         21,500
April 2001                  .51           .32            .32         6,000
May 2001                    .74           .35            .35        110,800
June 2001                   .45           .33            .45         20,000
July 2001                   .49           .49            .49         9,000
August 2001                  0             0              0            0
September 2001              .49           .35            .35         17,000
October 2001                .49           .35            .45         25,000
November 2001               .51           .40            .41        138,000
December 2001               .40           .35            .35         32,500
January 2002                .45           .31            .40        248,500

Twenty-five million (25,000,000) shares of our common stock can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every ninety
(90) days an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filling of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is fifty-two.

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

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

* A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
* A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
* A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
*    A toll-free telephone number for inquiries on disciplinary actions;
* Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
* Such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

*    The bid and offer quotations for the penny stock;

* The compensation of the broker-dealer and its salesperson in the transaction;
* The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
* Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our Naturol Extraction Technology, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Coronado, a Development Stage Company, was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's articles of incorporation provide that the Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share. On January 17, 2002, the Company completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly owned subsidiary of Coronado, and Naturol Inc., A Nevada corporation ("Naturol"), whereby Coronado issued 50,000,009 shares of its 144 restricted common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of Coronado. Prior to the Merger, Coronado was engaged in the exploration of mineral properties and subsequently became a shell corporation. All business of Coronado is now conducted through its wholly owned subsidiary, Naturol. Naturol owns the exclusive North American License for extraction technologies employed in the flavors, fragrances and pharmaceutical industries. Coronado is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

The financial statements presented are of Naturol since its inception of June 19, 2001. Naturol's fiscal period ends on December 31, however, these financial statements are for the period of inception (June 19, 2001) through January 31, 2002 to conform with Coronado's reporting fiscal year end. As a result of the recent merger and the insignificance of Coronado's financial information as a shell corporation, the presentation of financial information is of Naturol from inception.

Plan of Operation

      Since our operations have been solely based on Naturol's business since Naturol became a wholly owned subsidiary of Coronado on Janaury 17, 2002, our plan of operation has assumed the plan of operation of Naturol. Naturol's business is to eventually provide a service of extraction employing the proprietary Naturol Extraction Technology.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

Commercialization of Naturol Extraction Technology is a function of the benefits of the extraction program launched in March 2002 at the Prince Edward Island Food Technology Center. As a consequence of the progress of the Prince Edward Island Food Technology Center results, we believe Coronado will be in a position to commence the commercialization of the extraction of saw palmetto and lutein for dietary supplements in the Nutraceutical industries which may result in revenues in 2002. Additionally, we believe the extraction of taxanes for the pharmaceutical industries may result in revenues in 2003. Other extraction technologies which may result in revenues in the next three years includes extraction for the fixed oils industry, extraction of certain biomasses for food companies, and the extraction of natural astaxanthin as a natural colorant for the aquaculture industry.

We anticipate the need for approximately 2.5 million dollars over the next twelve (12) months to be utilized for general and administrative, payment of obligations to the National Research Council Canada research program, FDA submissions, payment of obligations under our License Agreement, and, if available, funds to acquire processing equipment.

As a result of our agreement between Naturol (Canada) Limited and the National Research Council Canada, our research and development is being conducted with the Prince Edward Island Food Technology Center based in Charlottetown, Prince Edward Island, Canada at a total cost of approximately $326,600, of which Naturol (Canada) Limited is obligated to pay $109,300. The Prince Edward Island Food Technology Center is a provincially funded facility providing a range of services to the agri-food and seafood processing industries. Its resources include project management, laboratory analysis, technical support, applications development and biomass extraction technology. This is anticipated be the extent of our research over the next twelve-month period. During this research period we plan on being able to establish the Naturol Extraction Technology as a means of servicing various companies in the extraction of compounds on a commercial toll processing facility basis. In other words, we plan on generating revenues by charging a fee to companies for the utilization of our Naturol Extraction Technology.

As a result of our License Agreement with MGA Holdings, Inc., (formerly Naturol Limited (Jersey)), we are obligated to pay a minimum payment of $360,000 per year, paid quarterly, of which we have paid $50,000 in the last quarter. We have received a written confirmation that the failure to make timely payments under the License Agreement does not constitute a default in the License Agreement.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time; however, in the event cash is available, we would purchase processing equipment to expedite our plan of commercialization.

We are currently utilizing the facilities of the Prince Edward Island Food Technology Center under Naturol (Canada) Limited's contract with the National Research Council Canada, who supply us with the personnel and equipment for research and development. Our officers are working without pay on a part time basis until such time as sufficient capital is available to commence the payment of salaries. We do anticipate the hiring of additional employees and the payment of salaries for our existing part time staff during the next twelve months.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from fees earned as a result of our Naturol Extraction Technology, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior extraction results, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As of January 31, 2002, the Company had assets of $4,831, and $88,634 of liabilities. The liabilities include accounts payable of $62,038 and a promissory note of $26,565.

Going Concern

The Company's auditors have requested the Company provide Note 2 in the Company's financial statement as follows:

"The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern."

ITEM 7.   FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors appointed Weaver & Martin, LLC, as the Registrant's independent accountants for the fiscal year ending January 31, 2002. This is a change in accountants recommended by Registrant's Executive Management and approved by Registrant's Board of Directors. Weaver & Martin, LLC was engaged by Registrant on April 18, 2002. Andersen, Andersen & Strong, L.C. was dismissed as Registrant's independent accountant on April 18, 2002.

The audit reports issued by Andersen, Andersen & Strong, L.C. with respect to the Registrant's financial statements for the years ending January 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. From April 1999 through April 18, 2002, when Andersen, Andersen & Strong, L.C. was dismissed as the Registrant's independent accountant, there were no disagreements between the Registrant and Andersen, Andersen & Strong, L.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, Andersen & Strong, L.C., would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants was not as a result of any dissatisfaction with the quality of professional services rendered by Andersen, Andersen & Strong, L.C. as the independent accountants of Registrant.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                      Age         Positions and Offices held
Paul McClory               61   CEO, President, Chairman and Director
Isaac Moss                 49   Secretary, Treasurer and Director
Michael J. Ram             61   Director
Michael Davenhill          60   Director, Chief Financial Officer

Duties, Responsibilities and Experience

Paul G. McClory, age 61, is Chairman of the Board & Chief Executive Officer of the Company. Mr. McClory is the founder of Naturol, Inc. and Naturol Limited. Since founding Naturol Limited in 1998, Mr. McClory has been striving to develop alternative innovative, cost effective proprietary technology for the extraction of valuable essential oils and bio active compounds from plants for the pharmaceutical, nutraceutical, flavor and fragrance industries. Mr. McClory has a background in international business and bringing environmental and other technologies to commercial reality. Mr. McClory was a founding director and shareholder of Advanced Material Resources, currently listed on the Toronto Stock Exchange. In 1990 Mr. McClory founded North American Tire Recycling which was taken over by a NASDAQ listed company in 1992.

Isaac Moss, age 49, is Secretary/Treasurer and a Director of the Company. For the past ten years Isaac Moss has specialized in providing investment banking and strategic business advisory services, initially as an independent consultant, and more recently under Securities Trading Services, Inc. of Geneva, Switzerland. Mr. Moss is a graduate of the University of Cape Town and has a Bachelor of Social Science, Masters Degree in Public Administration, and a post-graduate business qualification.

Michael J. Ram, age 61, is a Director of the Company. Dr. Ram received his B.S. from Lafayette College, and his M.S. and D.Sc in chemical engineering from New Jersey Institute of Technology. He obtained his law degree from Seton Hall Law School in 1972, and has been practicing in the field of intellectual property law since 1973. Dr. Ram, holder of more than 20 U.S. patents, is admitted to practice before the United States Patent & Trademark Office and the state bars of California, New York, and New Jersey. Prior to entering private practice, Dr. Ram was a Senior Research Engineer with Celanese Research Company, Patent Counsel and Director of Technical Liaison for C.R.Bard, Inc.; Vice President of Research & Development for Starr Surgical; and General Counsel for Kabi Pharmacia Ophthalmics, Inc. From 1992 to 1997 he was Senior Counsel with Loeb & Loeb and from 1997 to 1999 he was a partner of Arant, Kleinberg, Lerner & Ram, both of which were Los Angeles law firms. Since 1999 he has been Senior Counsel with Koppel & Jacobs.

Michael Davenhill, age 60, is a Director and Chief Financial Officer of the Company. From February 1990 to present, Mr. Davenhill has been self employed as a financial consultant specializing in the development of embryonic companies with potential, in need of resources and possible hands-on operational financial assistance. Additionally, Mr. Davenhill currently is a director of FAS International Limited, which is quoted on the Canadian Venture Exchange. Michael Davenhill has had a forty-year career in the area of financial management with some major multinational corporations. He has held  the  position  of  Senior Executive in the  Financial  Section  of  the
Unilever Corporation, Financial Controller Schlumberger Limited - Dow Chemical joint venture, Chief Financial Officer Schlumberger Limited Africa Division, Financial Director Teleco Inc. - Elf Aquitaine venture, a division of Schlumberger Limited, Financial Director J. Walter Thompson Group Ltd. and Financial Director Benton & Bowles, Marshall Cavendish. Mr. Davenhill has a Masters Degree from Oxford University.

Curt Hendrix: Senior Vice President of Naturol, Inc., Age 60. Mr. Hendrix has over forty years experience in the natural health sciences and dietary supplement industry and is recognized by the medical profession as a foremost authority in this area. He also has experience in the flavors and fragrance industry. Over the years Curt Hendrix has researched and created one of the most substantial databases of medical knowledge on treatment of illness via natural health products. His monographs and research publications are approved by physicians and taught to physicians, pharmacists and other health care providers in the U.S. Curt Hendrix has researched and published scientific monographs on treatment via natural medicines of Depression, Cognitive Decline, Alzheimer's, and other diseases.


Curt Hendrix was recently awarded a patent on natural medication formulation for the treatment of Migraine which is currently undergoing clinical trials by Kaiser Permanente and is also published in the book 'What your doctor may not tell you about Migraines' written by Dr's Alexander and Mauskop. Curt Hendrix has conducted pioneering work in providing health alternative in the area of obesity and weight loss.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Coronado executive officers and directors, and persons who beneficially own more than ten percent of Coronado's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Coronado with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Coronado and written representations from Coronado executive officers and directors, Coronado believes that during the year ended 2001, Paul McClory, Michael Ram, Isaac Moss and Michael Davenhill did not file forms 3 and forms 4 on a timely basis but did file in April 2002.

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

During the fiscal year ended January 31, 2002 none of the officers or directors of the Company have received monetary compensation for their services as an officer or director.

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

Summary Compensation Table
                                                          Long Term
                          Annual Compensation           Compensation
    Name and                            Other    Restricted
   Principal     Year   Salary  Bonus   Annual     Stock     Options  Others
    Position                           Compensa-
                                         tion
Paul McClory
President/                                       49,656,305
Director         2001         0     0         0         (1)        0       0

Michael Ram
Director         2001         0     0         0           0        0       0

Isaac Moss
Secretary/
Treasurer
Director         2001         0     0         0           0        0       0

Michael
Davenhill
Director         2001         0     0         0           0        0       0

Mary Hethey (2)
Prior
President/
Director         2001         0     0         0           0        0       0

Carsten Mide (2)
Prior Director
                 2001         0     0         0           0        0       0

Stacey Bligh (2)
Prior
Secretary/
Treasurer
                 2001         0     0         0           0        0       0

(1)  Beneficially controls Willow Holdings Ltd.
(2)  Served as Officers/Directors before merger.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date of this filing relating to the beneficial ownership of Coronado common stock by those persons known to Coronado to beneficially own more than 5% of Coronado Capital Stock, by each of Coronado's directors, proposed directors and executive officers, and by all of Coronado's directors, proposed directors and executive officers as a group.

                                                                  Percent
                                                     Number    Beneficially
Name of Beneficial Owner (1)                        of Shares      Owned
Willow Holdings Ltd. / Paul McClory (2)             49,656,305         66.2%
P.O. Box 393
7-11 Britannia Place, St. Hellier, Jersey JE8US
Channel Islands

Michael Ram                                                  0            0%
555 St. Charles Drive, Suite 107
Thousand Oaks, CA 91360
Isaac Moss                                                   0            0%
1122 West 27th Avenue
Vancouver, B.C., Canada V6H 2B8
Michael Davenhill                                            0            0%
Flat 31-79 Gloucester Street
London, United Kingdom SW1V4EA
                                                   -----------   -----------
All Directors & Officers and Beneficial Owners as
a Group                                             49,656,305         66.2%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
(2) Beneficially controlled by Paul McClory, president and a director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 17, 2002, Coronado completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and wholly owned subsidiary of Coronado, and Naturol Inc., a Nevada corporation ("Naturol"), whereby Coronado issued 50,000,009 shares of its 144 restricted common stock in exchange for 100% of Naturol Inc.'s outstanding common stock. Naturol Inc., at the time of the merger, was owned 99% by Willow Holdings Inc. Willow Holdings Inc. is beneficially controlled by Paul McClory, president and a director of the Company. Naturol Inc. received its license for the Extraction Technology from MGA Holdings Inc., formerly Naturol Limited, a Channel Island (Jersey) corporation, 75% owned by Willow Holdings Inc. Naturol Limited changed its name to MGA Holdings Inc. on April 8, 2002. Naturol Limited

(Jersey) received the Extraction Technology through a contribution by Dr. Peter Wilde, the inventor. The license held by Naturol Inc. (Nevada) is for North America (United States, Canada, & Mexico). The remaining rights are held by MGA Holdings Inc. MGA Holdings Inc., (Naturol Limited (Jersey)) has an International Patent Application (No. PCT/GB00/02957) and UK Patent Application (No. 9918436.8) pending.

      In November 2001, Naturol Inc. invested in Naturol (Canada) Limited for purposes of entering into an agreement with the National Research Council of Canada. Naturol (Canada) Limited is owned 49% by Naturol Inc. and 51% by Isaac Moss, Secretary/Treasurer and a Director of Coronado. Additionally, Isaac Moss is also President of Naturol (Canada) Limited. The objective of the project, which is the result of the agreement between the National Research Council of Canada and Naturol (Canada) Limited is to "demonstrate the efficacy of and establish a process for the extraction and concentration of hydro-fluorocarbon solvent extraction of lipophilic compounds leading the development of a commercial toll processing facility."

Coronado Explorations Ltd. through its wholly owned subsidiary Naturol Inc, has established an Attorney/Client relationship with the law firm of Koppel, Jacobs, Patrick & Heybl (KJPH) under which KJPH provides legal services to Naturol. These services include, but are not limited to: a) the drafting and negotiating of various contracts for Naturol, including license, joint venture, acquisition, employment and other business related agreements, b) advising on, preparing, and obtaining world wide protection of the intellectual property (patents, copyright, trademarks and trade secrets) of Naturol and c) other legal matters as they arise. Dr. Michael J. Ram is Senior Counsel with KJPH and is responsible for handling such matters.
Naturol is in debt to KJPH in the amount of $26,493.39 for such services previously rendered.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
2(a)**      Agreement  and  Plan of Merger between Coronado Explorations  Ltd and Naturol, Inc.
2(b)***     Amendment  No.  1  to the Agreement and Plan  of  Merger  between
            Coronado Explorations Ltd and Naturol, Inc.
3(i)(a)*    Certificate of Incorporation of Coronado Explorations  Ltd.-Dated
            February 2, 1999
3(i)(b)***  Amended  and  Restated  Articles  of  Incorporation  of  Coronado
            Explorations Ltd.-Dated May 20, 1999
3(i)(c)     Certificate  of  Amendment  of Certificate  of  Incorporation  of
            Coronado Explorations Ltd.-Dated October 5, 2000
3(i)(d)     Articles of Incorporation of Naturol, Inc.-Dated June 9, 2001
3(ii)(e)*** Bylaws of Coronado Explorations Ltd.-Dated February 2, 1999
3(ii)(f)    Bylaws of Naturol, Inc.-Dated August 20, 2001
3(i)(g)***  Certificate  of  Merger  between Coronado  Subsidiary  Corp.  and
            Naturol, Inc.
10(a)***    License  Agreement  between Naturol, Inc., a  Nevada  corporation and  Naturol Limited, a corporation incorporated under  the  laws of Jersey.
10(b)       Agreement  between National Research Council Canada  and  Naturol
            (Canada) Limited-Dated October 23, 2001
23          Auditor's Consent - Weaver & Martin
99***       Press Release-Dated January 22, 2002
99***       Press Release-Dated January 23, 2002
99          Press Release-Dated January 23, 2002
99          Press Release-Dated January 29, 2002
99          Press Release-Dated February 5, 2002
99          Press Release-Dated February 12, 2002
99          Press Release-Dated March 4, 2002
______
*           Filed in form 10SB12G on June 9, 1999
**          Filed in form 8-K on October 25, 2001
***         Filed in form 8-K on January 25, 2002

(b.) Reports on Form 8-K - Filed in the Last Quarter
1. 8-K Report filed on April 26, 2002, Change of Accountants to Weaver & Martin, LLC.
2. 8-K Report filed on January 25, 2002, Merger between Coronado Explorations, Ltd. and Naturol, Inc.
3.   8-K Report filed on October 25, 2001, Change of control of Registrant.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORONADO EXPLORATIONS, LTD.

                              By:/s/ Paul McClory
                              Paul McClory, President/Director

                                   Dated:    April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE                   DATE

/s/ Isaac Moss           Secretary/Treasurer/          April 30, 2002
Isaac Moss                    Director


/s/ Paul McClory         President/Director       April 30, 2002
Paul McClory


/s/ Michael Davenhill    Chief Financial Officer/ April 30, 2002
Michael Davenhill        Director


/s/ Michael J. Ram       Director                 April 30, 2002
Michael J. Ram

                                EXHIBIT INDEX

2(a)**      Agreement  and  Plan of Merger between Coronado Explorations  Ltd and Naturol, Inc.
2(b)***     Amendment  No.  1  to the Agreement and Plan  of  Merger  between
            Coronado Explorations Ltd and Naturol, Inc.
3(i)(a)*    Certificate of Incorporation of Coronado Explorations  Ltd.-Dated
            February 2, 1999
3(i)(b)***  Amended  and  Restated  Articles  of  Incorporation  of  Coronado
            Explorations Ltd.-Dated May 20, 1999
3(i)(c)     Certificate  of  Amendment  of Certificate  of  Incorporation  of
            Coronado Explorations Ltd.-Dated October 5, 2000
3(i)(d)     Articles of Incorporation of Naturol, Inc.-Dated June 9, 2001
3(ii)(e)*** Bylaws of Coronado Explorations Ltd.-Dated February 2, 1999
3(ii)(f)    Bylaws of Naturol, Inc.-Dated August 20, 2001
3(i)(g)***  Certificate  of  Merger  between Coronado  Subsidiary  Corp.  and
            Naturol, Inc.
10(a)***    License  Agreement  between Naturol, Inc., a  Nevada  corporation and  Naturol Limited, a corporation incorporated under  the  laws of Jersey.
10(b)       Agreement  between National Research Council Canada  and  Naturol
            (Canada) Limited-Dated October 23, 2001
23          Auditor's Consent - Weaver & Martin
99***       Press Release-Dated January 22, 2002
99***       Press Release-Dated January 23, 2002
99          Press Release-Dated January 23, 2002
99          Press Release-Dated January 29, 2002
99          Press Release-Dated February 5, 2002
99          Press Release-Dated February 12, 2002
99          Press Release-Dated March 4, 2002
______
*           Filed in form 10SB12G on June 9, 1999
**          Filed in form 8-K on October 25, 2001
***         Filed in form 8-K on January 25, 2002

             Report of Independent Certified Public Accountants

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-8

             Report of Independent Certified Public Accountants

Stockholders and Directors
Coronado Explorations Ltd.

We have audited the accompanying balance sheet of Coronado Explorations Ltd. (a development stage company) as of January 31, 2002 and the related statements of operations, shareholders' deficit, and cash flows for the period of inception (June 19, 2001) to January 31, 2002. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Explorations Ltd. as of January 31, 2002 and the results of their operations and their cash flows for period of inception (June 19, 2001) to January 31, 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have any business operations to date and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City, Missouri
April 19, 2002

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                                Balance Sheet
                              January 31, 2002
Assets
Current Assets:
 Cash                                                            $     4,831
                                                                   ---------
   Total current assets                                                4,831
                                                                   ---------
Investment in Naturol Canada Limited                                      31
                                                                   ---------
                                                                 $     4,862
                                                                   =========

Liabilities and Shareholders' Deficit:
Current liabilities:
 Accounts payable                                                $    62,038
 Note payable                                                         26,565
 Due to Naturol Canada Limited                                            31
                                                                   ---------
   Total current liabilities                                          88,634
                                                                   ---------
Shareholders' Deficit:
 Common stock 200,000,000 shares authorized
   par value $.001, 75,000,009 shares issued
   and outstanding at January 31, 2002                                75,000
 Paid-in-capital                                                      30,650
 Subscriptions receivable                                            (28,400)
 Deficit accumulated during the developmental stage                 (161,022)
                                                                   ---------
   Total shareholders' deficit                                       (83,772)
                                                                   ---------
   Total liabilities and shareholders' deficit                   $     4,862
                                                                   =========

                      See notes to financial statements

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                           Statement of Operations
           Period of Inception (June 19, 2001) to January 31, 2002

Professional fees                                              $      97,598
License fees                                                          50,000
Interest expense                                                          65
Office expense                                                        13,359
                                                                 -----------
Net loss                                                       $     161,022
                                                                 ===========
Net loss per share basic and diluted                           $      (0.00)
                                                                 ===========
Weighted average shares outstanding                               44,798,092
                                                                 ===========

                      See notes to financial statements

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                     Statement of Shareholders' Deficit
           Period of Inception (June 19, 2001) to January 31, 2002
                                                                    Deficit
                                                                   Accumula-
                                                                      ted
                      Common Stock          Subscrip-              During The
                                               tion               Developmen-
                                             Receiva-   Paid In       tal
                                               ble      Capital      Stage
               Per
              Share     Shares     Amount
Inception-
shares sold  $0.001    48,400,000 $   48,400 $  (28,400) $       - - $     --
Shares sold  0.250       335,000       335         --     83,415           --
Reverse
merger       0.001    26,265,009    26,265         --   (52,765)           --
Net loss                      --        --         --         --    (161,022)
                      ----------    ------   --------   --------    ---------
Balance
January 31,
2002                  75,000,009 $   75,000 $  (28,400) $ 30,650 $   (161,022)
                      ==========    ======   ========   ========    =========

                      See notes to financial statements

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                           Statement of Cash Flows
           Period of Inception (June 19, 2001) to January 31, 2002
Cash flows from operating activities:
 Net loss                                                         $ (161,022)
Changes in operating assets and liabilities:
 Accounts payable                                                      62,038
                                                                   ----------
 Cash used in operating activities                                   (98,984)
                                                                   ----------
Cash flows from financing activities:
 Increase in note payable                                                  65
 Proceeds from the sale of common stock                               103,750
                                                                   ----------
                                                                      103,815
                                                                   ----------
Increase in cash                                                  $     4,831
                                                                   ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                           $        --
                                                                   ==========
 Cash paid for income taxes                                                --
                                                                   ==========
Noncash financing activities:
 Stock issued for subscription receivable                         $    28,400
                                                                   ==========
 Stock issued and note assumed in reverse merger                       52,765
                                                                   ==========
 Investment in affiliated company                                          31
                                                                   ==========

                      See notes to financial statements

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and business

On January 17, 2002, Naturol Inc., a Nevada corporation (Naturol) merged with Coronado Subsidiary Corp. (CSC), a wholly owned subsidiary of Coronado Explorations Ltd. (CEL) in a reverse triangular merger wherein Naturol survived as a wholly owned subsidiary of CEL. CEL was a reporting public shell which was formed as a Delaware corporation in February of 1999. Naturol received 50,000,009 shares of CEL and assumed a note due from CEL to a shareholder of Naturol totaling $26,500. Also 25,000,000 outstanding shares of CEL remained outstanding. Naturol exchanged the 50,000,009 shares received in the merger with its shareholders who held 48,735,000 shares. The par value of the CEL shares ($25,000) that remained outstanding, the par value of the excess shares issued in the exchange for Naturol shares ($1,265) and the note value ($26,500) were offset to paid in capital. There were no assets or operating activities of CEL as it was a development stage entity. These financial statements are of Naturol since its inception on June 19, 2001. Naturol's fiscal period ends on December 31, however, these financial statements are for the period of inception (June 19, 2001) through January 31, 2002 to conform with CEL's reporting fiscal year end. CEL anticipates changing its year end from January 31st to December 31st.

Naturol was organized June 19, 2001, under the laws of the state of Nevada. The Company holds the exclusive North American license to the technology of extracting oils and bioactive compounds from natural minerals.

The Company is a 49% owner of Naturol (Canada) Limited with the remaining 51% owned by an Officer of the Company. The Canadian affiliate began operations in November, 2001 and has no significant assets, liabilities or operations.

The Company is in the development stage and its activities to date have been limited to organizational activities including developing and implementing its business plan, establishing business strategies and formulating a strategy to raise equity.

Fair value of financial instruments

The carrying amounts of cash, accounts payable, notes payable and due to affiliates approximate fair value because of the short-term natures of these items.

Revenue Recognition

The Company's revenue recognition policy on any sale is to recognize revenue when products are shipped.

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                 Notes to Consolidated Financial Statements

Loss per share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially dilutive common shares. Diluted net loss per share gives effect to all potential dilutive common shares outstanding during a period. There were no potentially dilutive common shares outstanding on January 31, 2002.

Income taxes

Deferred tax assets and liabilities are recorded for the future tax consequences of temporary differences between the tax basis of assets and liabilities. Deferred tax assets of approximately $55,000 related to the net loss carryforward which expires in 2016 has been offset by a valuation reserve since the utilization of this asset cannot be assured.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in affiliated company

The investment in Naturol (Canada) Limited is accounted for under the equity method since the ownership of the company is 49%. All operating results of Naturol (Canada) Limited will be included in the operations of the Company based on the ownership percentage. At January 31, 2002 Naturol (Canada) Limited had no operations.

NOTE 2  - BASIS OF PRESENTATION

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 3-SUBSCRIPTIONS RECEIVABLE

The  company  has  a  subscription receivable for the  sale  of  stock.   The
receivable is due in the next fiscal year.

NOTE 4-LICENSE AGREEMENT

Naturol has entered into a license agreement with an affiliated company MGA Holdings, Ltd. (formerly known as Naturol Limited (Jersey) of the Channel Islands) whereby it has been licensed the rights to the invention of a process and apparatus for preparing extracts and oils from natural plants. Naturol has rights and licenses for North America (United States, Canada and Mexico). The term of the agreement is for the term of the patent. Consideration for the agreement is a payment of $360,000 in the first year and a minimum payment of $360,000 annually until the first commercial sale of licensed product and for three years thereafter. After license year 5 compensation will consist of royalties. Royalties consist of a 8% fee based on net sales of the licensed products. In addition a 2% royalty shall be paid on the use of licensee or any sub-licensee of the trademark. During the period ended January 31, 2002 there was $50,000 paid and expensed on the license agreement. The remaining $310,000 owed for the first year of the agreement will be expensed as it is paid.

NOTE 5-RELATED PARTY TRANSACTIONS

Fees totaling $34,773 were incurred with a law firm in which a Director is Senior Counsel during the period of inception to January 31, 2002.

NOTE 6-NOTE PAYABLE

The note payable is a demand note due to a shareholder with an interest rate of 10%. Interest has been accrued and added to the note balance.

NOTE 7-SUBSEQUENT EVENTS

On February 12, 2002 Naturol (Canada) Limited entered into a product research and development partnership for the purpose of developing proprietary products for the pharmaceutical and nutraceutical industries. The initial cost is estimated to be $360,000 of which Naturol (Canada) Limited's contribution will be approximately $135,000.