Form 10QSB
period 2002-04-30
CORONADO EXPLORATIONS LTD
filed 2002-06-13
CIK 1084031

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                     __________________________________

                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.
                    ____________________________________


For the quarter ended April 30, 2002       Commission file number  000-26309


                         CORONADO EXPLORATIONS LTD.
           (Exact name of registrant as specified in its charter)

Delaware                                                           98-0200471
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

6265 Stevenson Way
Las Vegas, Nevada, USA                                                  89120
(Address of principal executive offices)                           (zip code)


                Issuer's Telephone Number:    (702) 450-1600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X       No ____


     The number of shares of Common Stock, $0.001 par value, outstanding on June 1, 2002, was 75,000,009 shares, held by approximately 40 stockholders.

                         CORONADO EXPLORATIONS LTD.
                               APRIL 30, 2002
                                    INDEX

PART I - FINANCIAL INFORMATION                                        Page No.

Item 1.      Unaudited Financial Statements

             Condensed Balance Sheets                                      3

             Condensed Statement of Operations (Unaudited)                 4

             Condensed Statement of Stockholders' Deficit                  5

             Condensed Statements of Cash Flow (Unaudited)                 6

             Notes to Condensed Financial Statements                     7-8

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operation                9

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                            12

Item 2.      Changes in Securities                                        13

Item 3.      Defaults by the Company upon its Senior Securities           13

Item 4.      Submission of Matter to a Vote of Security Holders           13

Item 5.      Other Information                                            13

Item 6.      Exhibits and Reports on Form 8-K                          13-14

SIGNATURES                                                                15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         CORONADO EXPLORATIONS LTD.
                        (A Development Stage Company)
                          CONDENSED BALANCE SHEETS

                                                    April 30,     January 31,
                                                       2002           2002
                                                   (Unaudited)
Assets
Current Assets:
  Cash                                            $    26,485    $      4,831
  Prepaid expense                                       6,000             - -
                                                    ---------      ----------
   Total current assets                                32,485           4,831
                                                    ---------      ----------
Investment in and advances to Naturol Canada
Limited                                                   - -              31
                                                    ---------      ----------
                                                  $    32,485    $      4,862
                                                    =========      ==========

Liabilities and Shareholders' Deficit:
Current liabilities:
  Accounts payable                                $    56,186   $      62,038
  Note payable                                        102,229          26,565
  Due to Naturol (U.K.) Limited                         5,285             - -
  Due to Naturol Canada Limited                           - -              31
                                                    ---------      ----------
    Total current liabilities                         163,701          88,634
                                                    ---------      ----------
Investment in and advances to Naturol Canada
Limited                                                 9,567             - -
                                                    ---------      ----------
Shareholders' Deficit:
  Common stock 200,000,000 shares authorized par
value $.001, 75,000,009 shares issued and
outstanding at April 30, 2002 and January 31,
2002                                                   75,000          75,000
  Paid-in-capital                                      30,650          30,650
  Subscriptions receivable                           (28,400)        (28,400)
  Deficit accumulated during the developmental
stage                                               (218,033)       (161,022)
                                                    ---------      ----------
    Total shareholders' deficit                     (140,783)        (83,772)
                                                    ---------      ----------
    Total liabilities and shareholders' deficit   $    32,485   $       4,862
                                                    =========      ==========

                 See notes to condensed financial statements

                         CORONADO EXPLORATIONS LTD.
                        (A Development Stage Company)
               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months          From
                                                    Ended         Inception
                                                  April 30,     June 18, 2001
                                                    2002              to
                                                                  April 30,
                                                                     2002
Professional fees                             $      39,237   $       136,835
License fees                                            - -            50,000
Interest expense                                        664               729
Equity in net loss of affiliate                      11,490            11,490
Office expense                                        5,620            18,979
                                                 -----------       -----------
Net loss                                       $      57,011   $       218,033
                                                 ===========       ===========
Net loss per share basic and diluted           $      (0.00)   $        (0.00)
                                                 ===========       ===========
Weighted average shares outstanding               75,000,009        53,277,495
                                                 ===========       ===========

                 See notes to condensed financial statements

                         CORONADO EXPLORATIONS LTD.
                        (A Development Stage Company)
                CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                  Common Stock       Subscription    Paid In       Deficit
                 Shares      Amount    Receivable     Capital     Accumulated
                                                                  During The
                                                                Developmental
                                                                    Stage
Inception-
shares sold  48,400,000  $  48,400 $    (28,400) $        - - $           - -
Shares sold     335,000        335           - -       83,415             - -
Reverse
merger       26,265,009     26,265           - -     (52,765)             - -
Net loss            - -        - -           - -          - -       (161,022)
             ----------     ------    ----------     --------     -----------
Balance
January 31,
2002         75,000,009     75,000      (28,400)       30,650       (161,022)
Net loss            - -        - -           - -          - -        (57,011)
             ----------     ------    ----------     --------     -----------
Balance
April 30,
2002         75,000,009  $  75,000 $    (28,400) $     30,650 $     (218,033)
             ==========     ======    ==========     ========     ===========

                 See notes to condensed financial statements

                         CORONADO EXPLORATIONS LTD.
                        (A Development Stage Company)
               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       From
                                                    Three         Inception
                                                    Months      June 18, 2001
                                                    Ended             to
                                                  April 30,       April 30,
                                                     2002            2002
Cash flows from operating activities:
  Net loss                                     $   (57,011)   $     (218,033)
Changes in operating assets and liabilities:
  Prepaid expense                                    (6,000)           (6,000)
  Accounts payable                                   (5,852)            56,186
                                                   ---------       -----------
  Cash used in operating activities                 (68,863)         (167,847)
                                                   ---------       -----------
Cash flows from financing activities:
  Increase in note payable                            75,665            75,730
  Increase in due to Naturol (U.K.) Limited            5,285             5,285
  Proceeds from the sale of common stock                 - -           103,750
                                                   ---------       -----------
                                                      80,950           184,765
                                                   ---------       -----------
Cash flows from investing activities:
  Investment in and advances to Naturol Canada
Limited                                               9,567             9,567
                                                   ---------       -----------
Increase in cash                                     21,654            26,485

Cash beginning of period                              4,831               - -
                                                  ---------       -----------
Cash end of period                             $     26,485   $        26,485
                                                  =========       ===========
Supplemental disclosure of cash flow
information:
  Cash paid for interest                       $        - -   $           - -
                                                  =========       ===========
  Cash paid for income taxes                            - -               - -
                                                  =========       ===========
Noncash financing activities:
  Stock issued for subscription receivable     $        - -   $        28,400
                                                  =========       ===========
  Stock issued and note assumed in reverse
merger                                                  - -            52,765
                                                  =========       ===========
  Investment in affiliated company                      - -                31
                                                  =========       ===========

                 See notes to condensed financial statements

                         CORONADO EXPLORATIONS LTD.
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended January 31, 2002.

Note 2 - Commitments and Contingencies

Going Concern
     The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's ability to attain profitable operations based on the development of products that can be sold. Management intends to use borrowings and security sales to mitigate the affects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Note Payable

     The Company in the quarter ended April 30, 2002 borrowed $75,000 from a shareholder. The demand note has an interest rate of 10%. Total borrowed, including unpaid interest, at April 30, 2002 was $102,229.

Note 4 - Due to Affiliate

     The Company borrowed $4,285 from Naturol (U.K.) Limited. The interest rate on the demand note is 10%.

Note 5 - Marketing Agreement

     The Company entered into a media and public relations consulting agreement for a term of one year requiring a $6,000 per month consulting fee commencing on April 1, 2002. The first payment included $6,000 for the final month of the agreement. This has been recorded as a prepaid expense and will be expensed in March, 2003.

                         CORONADO EXPLORATIONS LTD.
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 - Investment in Naturol Canada Limited

     An investment in Naturol Canada Limited is accounted for under the equity method as the Company owns 49% of the outstanding stock. During the quarter, the Company advanced $1,892 to Naturol Canada Limited and recorded a $11,490 loss on the investment which represented the Company's percentage ownership of the total loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

   With the execution of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

     The financial statements presented are of Naturol for the three months ending April 30, 2002. These financial statements are for the three months ending April 30, 2002 to conform with Coronado's reporting the quarter ending April 30, 2002. As a result of the recent merger and the insignificance of Coronado's financial information as a shell corporation, the presentation of financial information is of Naturol from inception.

Plan of Operation

     Since our operations have been solely based on Naturol's business since Naturol became a wholly owned subsidiary of Coronado on January 17, 2002, our plan of operation has assumed the plan of operation of Naturol. Naturol's business is to eventually provide a service of extraction employing the proprietary Naturol Extraction Technology.

     We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

     Commercialization of Naturol Extraction Technology is a function, to a large extent, of the efforts of the benefits of the extraction program launched in March 2002 at the Prince Edward Island Food Technology Center. As a consequence of the progress of the Prince Edward Island Food Technology Centre's development efforts, we believe Coronado will be in a position to commence the commercialization of the extraction of saw palmetto and lutein for dietary supplements in the Nutraceutical industries which may result in revenues in 2002. Additionally, we believe the extraction of taxanes for the pharmaceutical industries may result in revenues in 2003. Other extraction technical efforts which may result in revenues in the next three years includes extraction for the fixed oils industry, extraction of certain biomasses for food companies, and the extraction of natural astaxanthin as an antioxident for nutraceutical applications and as a natural colorant.

     We anticipate the need for approximately 2.5 million dollars over the next twelve (12) months to be utilized for general and administrative expenses, compensation to the Naturol Management team for services to the Company, patent expenses, clinical, animal and toxicology testing necessary to gain FDA acceptance of the use of Naturol extraction solvents as a food contacting material, payment obligations under the National Research Council.

     As a result of our agreement between Naturol (Canada) Limited and the National Research Council Canada, research and development is being conducted with the Prince Edward Island Food Technology Center based in Charlottetown, Prince Edward Island, Canada at a total cost of approximately $326,600, of which Naturol (Canada) Limited is obligated to pay $109,300. The Prince Edward Island Food Technology Center is a provincially funded facility providing a range of services to the agri-food and seafood processing industries. Its resources include project management, laboratory analysis, technical support, applications development and biomass extraction technology. During this research period we plan on being able to establish the Naturol Extraction Technology as a means of servicing various companies in the extraction of compounds on a commercial toll processing facility basis. In other words, we plan on generating revenues by charging a fee to companies for the utilization of our Naturol Extraction Technology.

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

     We anticipate the purchase of several pieces of equipment and the hiring of technical personnel necessary for the scale up and commercialization of the Naturol Technology. Purchase of these items are required now in order for Naturol to proceed expeditiously with its business plan to generate income in the later part of 2002 or early 2003. Our ability to proceed as planned is limited by the availability of funds. However, once efforts to raise the anticipated $2.5 million funding is complete we will be able to proceed rapidly toward commercialization of the Naturol Technology.

We are currently utilizing the facilities of the Prince Edward Island Food Technology Center under Naturol (Canada) Limited's contract with the National Research Council Canada, which supplies us with the personnel and equipment for research and development. Our officers have been working without pay on a part time basis until such time as sufficient capital is available to commence the payment of salaries. Upon securing sufficient funding, we anticipate the hiring of several management, technical and support personnel necessary for the expeditious governmental approval and commercialization of the Naturol technology. We also will commence the compensate of our senior management for their ongoing efforts on behalf of the company.

<PAGRE>

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior extraction results, file patent applications to cover new processing technology and new compositions discovered during our research and development efforts, conduct tests in support of, and file with FDA for use of Naturol solvents as food contacting materials, respond to competitive developments,, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     As of April 30, 2002, the Company had assets of $32,485, and $163,701 of current liabilities. The current liabilities include accounts payable of $56,186, notes payable of $107,514.

Going Concern

     The Company's auditors have requested the Company provide Note 2 in the Company's financial statement as follows:

     "The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's ability to attain profitable operations based on the development of products that can be sold. Management intends to use borrowings and security sales to mitigate the affects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence."

Material Risks

     We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

     As a result of our recent reorganization we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. Although we have a project to market, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our project, the level of our competition and our ability to attract and maintain key management and employees.

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

     As a result of our deficiency in working capital and other factors, the auditors, as well as the Naturol management, are concerned about the ability of the company to continue as a going concern without adequate cash infusion. Therefore, we have proceeded with aggressive efforts to seek and raise funding through equity private placements, debt facilities and government grants. The Naturol management believes it will be successful in those efforts.

PART II--OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 2.        Changes in Securities.

None

Item 3.        Defaults by the Company upon its Senior Securities.

None.

Item 4.        Submission of Matter to a Vote of Security Holders.

None

Item 5.         Other Information.

None

Item 6.        Exhibits and Reports on Form 8-K.
(a)  Exhibits
2(a)**         Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.
2(b)***        Amendment  No.  1 to the Agreement and Plan of Merger  between
               Coronado Explorations Ltd and Naturol, Inc.
3(i)(a)*       Certificate   of   Incorporation  of   Coronado   Explorations
               Ltd.-Dated February 2, 1999
3(i)(b)*       Amended  and  Restated Articles of Incorporation  of  Coronado
               Explorations Ltd.-Dated May 10, 1999
3(i)(c)****    Certificate  of  Amendment of Certificate of Incorporation  of
               Coronado Explorations Ltd.-filed October 5, 2000
3(i)(d)****    Articles of Incorporation of Naturol, Inc.-Dated June 9, 2001
3(ii)(e)*      Bylaws of Coronado Explorations Ltd.-Dated February 2, 1999
3(ii)(f)****   Bylaws of Naturol, Inc.-Dated August 20, 2001
3(i)(g)***     Certificate  of Merger between Coronado Subsidiary  Corp.  and
               Naturol, Inc.
10(a)***       License  Agreement between Naturol, Inc., a Nevada corporation and Naturol Limited, a corporation incorporated under the laws of Jersey.
10(b)****      Agreement between National Research Council Canada and Naturol
               (Canada) Limited-Dated October 23, 2001
10(c)          Media/  Public  Relations  Agreement  with  Jack  Wynn  (filed herewith)
99***          Press Release - Dated January 22, 2002
99***          Press Release - Dated January 23, 2002
99****         Press Release - Dated January 23, 2002
99****         Press Release - Dated January 29, 2002
99****         Press Release - Dated February 5, 2002
99****         Press Release - Dated February 12, 2002
99****         Press Release - Dated March 4, 2002
99*****        Press Release - Dated June 5, 2002
______
*              Filed in form 10SB12G on June 9, 1999
**             Filed in form 8-K on October 25, 2001
***            Filed in form 8-K on January 25, 2002
****           Filed in form 10-KSB on April 30, 2002
*****          Filed in form 8-K on June 12, 2002
(b.) Reports on Form 8-K
1. 8-K Report filed on April 26, 2002, Change of Accountants to Weaver & Martin, LLC.

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

                                Dated:  June 13, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         OFFICE                             DATE

/s/ Isaac Moss                Secretary/Treasurer/             June 13, 2002
Isaac Moss                    Director


/s/ Paul McClory              President/Director               June 13, 2002
Paul McClory


/s/ Michael Davenhill         Chief Financial Officer/         June 13, 2002
Michael Davenhill             Director


/s/ Michael Ram               Director                         June 13, 2002
Michael J. Ram