Form 10KSB/A
period 2002-01-31
CORONADO EXPLORATIONS LTD
filed 2002-08-23
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-KSB/A-1

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: January 31, 2002

                       Commission file number 0-26309

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
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

     Transitional Small Business Disclosure Format (check one):  Yes ___   No
X__

In this filing references to "Coronado,""Company," "we," "our," and/or "us," refers to Naturol Holdings Ltd., formerly, Coronado Explorations Ltd. Coronado Explorations Ltd. changed its name to Naturol Holdings Ltd. on July 22, 2002.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) General Business Development

     Coronado Explorations Ltd., a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, Coronado completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly owned subsidiary of Coronado, and Naturol Inc. ("Naturol"), a Nevada corporation, whereby Coronado issued 50,000,009 shares of its common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of Coronado.

     Prior to the Merger, Coronado was engaged in the exploration of mineral properties and subsequently became a shell corporation. All business of Coronado is now conducted through its wholly owned subsidiary, Naturol. Naturol owns the exclusive North American License for extraction technologies, Naturol Extraction Technology, to be developed for use in the Pharmaceutical, Nutraceutical, flavors, and fragrances industries. Coronado is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

     Coronado has an authorized capitalization of 200,000,000 shares of common stock, $0.001 par value per share, and as of January 31, 2002 there were 75,000,009 shares outstanding.

Subsequent Events:

      Effective July 22, 2002, Coronado shareholders, by majority consent, effectuated the following:

* A change in the Company's name from Coronado Explorations Ltd. to Naturol Holdings Ltd.;
* A change in the Company's reporting year end to December 31 for the year ending 2002;
*    Amended and restated the Company's Bylaws;

* Authorized the adoption of a Stock Option Plan for Two Million shares of common stock; and,
* Reverse split the Company's issued and outstanding common stock on a 1 for 5 basis.

(b)Our Business

Markets

      The market for products created utilizing our technology is in the pharmaceutical, nutraceutical, nutritional supplements, phytochemical, health food, functional food, fragrance and flavor product markets.

      Phytochemicals are naturally-occuring chemicals in plants that have physiological effects in humans. These, chemicals recovered as extracts, may prevent or delay chronic degenerative diseases and enhance human health. Functional foods, either plant or animal derived, have added health benefits beyond the traditional nutrients the food may contain. These added health benefits are obtained by adding physiologically-active compounds (such a phytochemicals) to the food product. The resulting products are utilized in the creation of pharmaceutical, netraceutical, nutritional and health food products. We merely provided the technology for the extraction.

      Fragrance products are used by various manufacturing firms to produce consumer goods such as soaps, detergents, cosmetic creams, lotions and powder, lipsticks, after-shave lotions, deodorants, hair preparations, candles, air fresheners and all-purpose cleaners, as well as in other consumer goods designed solely to appeal to the sense of smell, such as perfumes and colognes.

      Flavor products are principally utilized in the food and beverage industries for use in consumer goods such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, health foods and nutraceuticals, snack foods and alcoholic beverages.

Products & Services

      Coronado's product and service through its wholly owned subsidiary, Naturol, is its extraction technology, (Naturol Extraction Technology) which pertains to the extraction of fixed, essential, and mineral oils, from organic materials using a process of solvent extraction which is performed under pressure.

      The term "Fixed Oil" is a term usually used to describe commodity oils such as soybean, sunflower, canola, etc.

     The term "Essential Oil" is usually used to describe those volatile oils of low molecular weight, which incorporate the fragrance and flavor of components derived from plant materials.

      The ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the products.

      Naturol's Extraction Technology is anticipated to be utilized to create health food products, in addition to fragrance and flavor products consisting of compounds of large numbers of ingredients blended by manufacturers under formulas created by perfumers and flavorists, in addition to nutritionists. These compounds contribute to the total fragrance or flavor, or chemical to the consumer products in which they are to be used.

Commercialization of Naturol's Extraction Technology

     Naturol intends to commercialize use of its extraction technology and to generate income by one or more of the following approaches:

1) Strategic partnerships- Naturol is in preliminary discussions with potential commercial partners regarding several specifically identified extracts. It is intended that Naturol will develop and provide equipment to perform extraction of the identified target extract for marketing by our strategic partner. Naturol will receive a percentage of the sale price of the end extract as well as be fully compensated for the costs of the equipment and the operation by Naturol of a biomass processing plant.

2) Licensing - Naturol will provide technology to licensees, such as in the oilseeds and protein recovery area (ie soy, canola, flax processing to recover edible oils and dietary protein supplements). The licensees will obtain the right to use the Naturol Extraction Technology and establish extraction facilities within their commercial operations in exchange for an ongoing royalty based on commercial use by them of the Naturol Technology.

3) Toll Processing Facilities - Naturol intends to establish one or more facilities with the capability to use the Naturol Extraction Technology to recover a broad range of extracts from various different starting materials. Extraction will then be performed on a contract basis for customers in the food, flavors, fragrance, nutraceutical and pharmaceutical industry.

4) Proprietary Nutraceuticals and Added-value Food Additives - Naturol has identified, and will continue to identify, unique extract compositions and combinations of extractables, which can be recovered from plant and aquatic sources. Naturol may enter into the commercial, wholesale distribution of these compositions to the food, nutraceutical and pharmaceutical industry as the opportunity, and funding, to do so arises.

The Technology Behind Naturol's Extraction Technology

     The Naturol solvents and processing procedures allow for the extraction of high quality, desirable components such as oils, pigments, pharmacologically active ingredients and resins from a wide range of sources including plant, animal and mineral matter, marine life and other natural resources. The same process and solvent that constitutes the Naturol Extraction Technology is able to extract fixed, essential and mineral oils.

      Similar to traditional extraction techniques, the Naturol Extraction Technology comprises the contacting of the substrate (such as bulk raw material in which the desired component is already contained) with a solvent to separate out the desired components dissolved in the solvent. This allows for the removal and separation from the biomass of a solution, which contains the desired component dissolved in the solvent. However, that is where the similarity ends. The Naturol Extraction Technology differs in many respects, with the main differences being:

1) The primary solvent used in the Naturol Extraction Technology, is iodotrifluoromethane (ITFM), which is a non-toxic, non-flammable solvent that is not an ozone depleting material. It is therefore safe for the environment, non-toxic to workers operating the extraction process equipment and consumers consuming, or using extracts recovered using ITFM.

2) ITFM is a unique solvent in that it has the ability (which has now been demonstrated by Naturol) to extract a broader range of solvent extractable materials from biomass than presently used solvents (hexane, supercritical CO2, HFC-134a) and to extract more of each of the soluble compounds from the biomass. As an example, when compared directly with hexane extraction of the same biomass, ITFM extracts more of the desired compound.

3) ITFM boils at around -20 Centigrade (-4F) and therefore can be readily removed from extracts without heating or cooling the recovered materials. The primary procedure covered by the Naturol patents and proprietary procedures is to contact the biomass (the extract source) with ITFM in a mixing vessel, preferably at room temperature, under a slightly elevated pressure (50-80psi.). To separate the ITFM from the extracted material the solvent/extract solution is transferred to a second vessel, separating it from the biomass, and the pressure in the vessel is reduced to atmospheric pressure (preferably without changing the temperature from room temperature), causing the ITFM to boil. The vapors are then collected and converted back to a liquid by once again increasing the pressure, thus recovering the ITFM for reuse. This eliminates the need for heat to evaporate and refrigeration to condense the solvent.

4) Because the ITFM boils at around -20 Centigrade (-4F) little or no ITFM should remain in the extract. However, because the ITFM is substantially non-toxic, particularly when compared to hexane, which, while toxic is still FDA approved for food processing, any small residual material (in parts per billion range) is acceptable.

5) The processing and energy costs to extract materials using the Naturol Extraction Technology, and the capital equipment costs for an extraction plant using ITFM, are significantly reduced from costs to recover the same materials using hexane or supercritical CO2, because high temperatures and high pressures, explosion proof equipment, and extensive hazardous material protection for processing employees is not required.

6) The Naturol Extraction Technology eliminates the need for high temperatures to evaporate the solvents and extensive cooling of the hot solvent and recovered extracts to condense the solvents in order to obtain the final product from the solvent. Because the use of high temperatures is eliminated by the Naturol Extraction Technology, the destructive action of these high temperatures on the extract and remaining biomass, and the loss of light weight, volatile extracts (essential oils) is eliminated, resulting in better extracts, higher efficiency of recovery of extracts and a greater range of recovered extracts. Also, where the remaining biomaterial is of value, such as soy meal after soy oil extraction, that remaining biomaterial is of a better quality because it also is never exposed to elevated temperatures in the extraction process.

     Traditionally solvents such as hexane, petroleum fractions, benzene and methylene chloride have been widely used to extract both fixed and fragrant oils, which are flavorsome oleo-resins and drug containing extracts from a range of plant based raw materials. Disadvantages in the use of these solvents include:

* A danger of fire, explosion or incineration in the use of highly flammable conventional solvent systems such as hydrocarbon solvents; hexane, benzene and petroleum;
* Predominately all of the hydrocarbon solvents used in current practice are classed as volatile organic compounds which are carcinogenic;
* As a result of the high boiling points required for hexane and petroleum, damage may result in the quality of the desired component or extract;
* The high boiling points of the solvents utilized result in high energy costs; and,
* The finished products, which are intended for public consumption, may contain toxic or harmful residues.

     The process uses ITFM as a solvent for each of the extractables and each biomass feed source, and therefore, to that extent is the same for each of the potential markets. However, the process may have to be specifically adapted to optimize the recovery of each composition, by varying the process variables (time, temperature, flow rates, mass ratios, pressure, use of co-solvents addition of component separation techniques etc.) It is contemplated that each optimized process may be the subject of separate patent applications. It is also contemplated that unique compositions may be produced from the various different biomass feed stocks and these unique compositions may also be the subject of separate patent applications.


Market Developments

      The demand for consumer products utilizing flavors, fragrances, and nutritional supplements has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, employment of women, teen-age population, leisure time, health concerns and urbanization and by the continued growth in world population. In the fragrance field, these developments have expanded the market for hair care, candles and hair care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men's toiletries and other products beyond traditional luxury items such as perfumes.

     In the flavor field, similar market characteristics have stimulated the demand for products such as convenience foods, soft drinks and low-cholesterol and low-fat food products that must conform to expected tastes. New and improved methods of packaging, application and dispensing have been developed for many consumer products, which may utilize some of Naturol's flavor or fragrance products.

      In the health food field, these same market characteristics have stimulated the demand for products such as nutritional supplements and dietary supplements.

Market Overview

     Our technology is utilized in the extraction of components such as oils, pigments, pharmacologically active ingredients and resins from a wide range of sources including plant, animal and mineral matter, marine life and other natural resources. These components, once extracted, are processed by independent manufacturers to create a multitude of products requiring color, flavor, fragrance, and in some cases merely separated components. The ultimate consumer products created from these flavors, fragrances, and color extractions range from soaps, detergents, cosmetic creams, lotions, and lipsticks to a variety of food products, including health food, dietary supplements and nutraceuticals.

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

Product Research and Development

      The development of new fragrance and flavor compounds is a complex artistic and technical process calling upon the combined knowledge and talents of creative perfumers, flavorists, and research chemists. An important contribution to the creation of new fragrance and flavor products is the development of new technologies to extract fixed, essential, and mineral oils, from organic materials using a process of solvent extraction which yields greater amounts of the desired extract in a cost effective and safe manner.

     Naturol is currently conducting its research and development through a minority owned subsidiary, Naturol (Canada) Limited in an agreement with the National Research Council Canada. The research and development is being conducted with the Prince Edward Island Food Technology Center based in Charlottetown, Prince Edward Island, Canada. The objective of the research project is to demonstrate the efficacy of Naturol's extraction process.

     The  Prince  Edward  Island Food Technology Center  and  Naturol  Canada
Limited have initially agreed to form an alliance to jointly develop Naturol's plant extraction technology over a nine month period commencing on or about March 1, 2002 and ending on or about November 30, 2002, and to assess the potential value of Naturol's technologies as applied to certain local plant and aquatic materials in Prince Edward Island and neighboring Canadian Province. If successfully concluded it is anticipated that at the end of the period Naturol Canada Limited and the Food Technology Center will establish a toll extraction facility on Prince Edward Island to service companies in Canada and the United States who wish to access plant extraction technology. The toll extraction facility when and if established, will perform the extraction of various oils on a contract basis for manufacturers who are anticipated to utilize the compound in consumer goods.

     Naturol's research and development costs associated with the National Research Council Canada agreement are C$234,300. It is anticipated that funds will be generated by Naturol through debt or equity financing.

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

Raw Materials

     The principal natural raw material purchases consist of plants, flowers, tree cuttings, oil seeds and grains, fruits, vegetables, shells from shell fish (lobster, shrimp, crabs, etc) and other botanicals and animal products from which essential oils, extracts and concentrates and phytochemicals can be recovered. Finding a consistent and reliable source of plant raw materials is critical to the success of any plant-derived chemical producer. Most companies buy their raw materials from a variety of growers, collectors and brokers. Raw materials for botanicals are found worldwide, with some of the most important materials coming from developing regions of the world. In the year 2000, imports accounted for more than half of US demand for plant-derived chemicals, with a significant portion coming from India, China and a variety of other Asian and Latin American countries.

License Agreement

     On August 20, 2001, Naturol, Inc. entered into a License Agreement with MGA Holdings Ltd., then known as Naturol Limited, incorporated under the laws of the Channel Islands (Jersey) on April 29, 1998. Naturol Limited obtained the Extraction Technology in an agreement executed by and between Naturol Limited and Dr. Peter Wilde (the inventor), wherein Mr. Wilde received 2,500 shares of stock of Naturol Limited. In addition, Willow Holdings, Inc., controlled by the interests of Paul McClory, president and a director of Naturol, owns 7,500 shares of stock (75%) of Naturol Limited, the Licensor of the extraction technology.

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

     Pursuant to the terms and conditions of the License Agreement, Naturol acquired all the rights to utilize the extraction technology for purposes of manufacture, development, production, marketing, distribution, and sublicensing of such technology in North America.

National Research Council (Canada) & Naturol (Canada) Limited Agreement

     Naturol formed a minority owned subsidiary, Naturol (Canada) Limited for the purpose of conducting research and development to establish the efficacy of, and develop further applications for the Naturol proprietary extraction process. The research and development by Naturol (Canada) Limited (NCL) is being conducted at the Prince Edward Island Food Technology Center under an agreement entered into with the National Research Council of Canada on or about November 11, 2001, and terminates November 30, 2002. Naturol formed NCL as a subsidiary, with Isaac Moss as the majority owner to afford NCL the ability to take advantage of Canadian Federal and Provincial Government tax credits utilized in the research and development. Mr. Moss is the Secretary/Treasurer and a director of Naturol and his ownership of a majority of NCL may create interests which conflict with his duties as a director of Naturol.

     The Naturol Technology to be utilized under the Agreement is already covered by pending patent applications owned or licensed to Naturol. Should any new Intellectual Property be developed as a result of Work under and during the term of the Agreement then for the period ending November 30, 2007 Naturol must seek NRC's prior written consent to:

* enter into third party agreements including, without limitations, changes in the ownership of Naturol Canada,
* manufacture or cause the manufacturing outside of Canada of any products, services or processes that incorporate the IP,
* sell or otherwise dispose of the IP to any person or organization outside of Canada; and
* license the IP for the purpose of manufacturing or producing outside of Canada any products or services that incorporate the IP.

     However, NRC cannot unreasonably withhold that consent. This restriction applies only to Intellectual Property developed during the term of the Agreement and does not effect prior existing technology of Naturol or future developed Naturol Technology. The management of Naturol does not see this obligation as placing any restriction on the ability of Naturol to practice its Technology and NRC has no rights to restrict the use or commercialization of prior existing or future developed Naturol Technology. In addition, a primary objective of the NRC project is to establish a toll processing facility at PEI/FTC or joint venture facilities in Canada for the processing of particularly identified Canadian bioresources. Further, this will not affect the ability of Naturol and its development and joint venture partners to develop and market products in the United States or elsewhere outside of Canada as it was fully contemplated by both the NRC and Naturol that the customers utilizing the toll facilities, as well as purchasers of goods produces therein, would most likely not be limited to Canada. Protection from third-party access to confidential business information supplied to NRC is provided by the federal (Canada) Access to Information Act.

Trademarks, Patents, and other Intellectual Property

      Our most important intellectual property lies in our exclusive license with MGA Holdings Ltd. The license allows us the exclusive use of the following Patents in North America, which have 20 year terms from the date of filing:

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

Personnel

     As of the date of this filing, the Company has no employees other than the four officers and directors and the Senior Vice President of its wholly-owned subsidiary, who is not a director. None of the directors or officers work full time for the Company but devote whatever time is necessary for them to assist the Company in its development. Generally officers work 20-40 hours per week. As a result of the research and development being conducted by the Prince Edward Island Food Technology Center, the Company does not expect a significant change in the number of employees over the next 12 months. It is unknown at this time whether the Company will take on the obligations of research personnel in the near future or whether the Company will continue to outsource its research and development.

Risks

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

     Our audited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Governmental Regulations

     The manufacture and sale of compounds created by the Company are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, as the Company has not commenced any substantial production of its products. The research and development currently being conducted by the Company is in Canada.

     Since ITFM, and the other solvents which may be used, will come in contact with substance which will be marketed by our customers as food additives or nutraceuticals, Naturol must show that the use of ITFM and other solvents which may be used are safe in the non-existent (not measurable) or minute (parts per billion) quantities which may appear in the final product purchased by the consumer. To this end Naturol will be submitting to the FDA a notification under the GRAS (Generally Recognized as Safe) Regulations and establishing a Master File at the FDA, for use by our customers, concerning the non-hazardous nature of the Naturol solvents, and particularly ITFM, when used in food products at the non-existent or minute levels which will occur. While Naturol will not be selling pharmaceutical products, we will be processing materials which will eventually become a component of a pharmaceutical product. Naturol's customers will assume the obligation to comply with the FDA regulations concerning drug approvals. However, the
Master File to be established at the FDA by Naturol will provide to our customers information acceptable to the FDA and necessary to eliminate the Naturol Technology as a concern regarding the safety of the final pharmaceutical product, which will be offered.

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

     As a result of conducting business in foreign countries where the customs and business practices are different from the U.S., the Company runs the risk of business interruption for substantial periods of time, or even the termination of the ability to conduct business. During November, 2001, we formed a subsidiary, Naturol (Canada) Limited, 49% controlled by us, 51% controlled by our Secretary/Treasurer, which entity entered into an agreement with the National Research Council Canada. The agreement provides for the collective group, Naturol (Canada) Limited and the National Research Council Canada, to demonstrate the efficacy of and establish a process for the extraction and concentration of various compounds leading to the development of a commercial toll processing facility. Under the terms of the agreement between Naturol (Canada) Limited and the National Research Council Canada, Coronado may be involved in conducting business in Canada for a period of time, which is currently unknown to the Company. At this time we are under no obligation to conduct business in Canada other than as pursuant to our agreement for research and development with the National Research Council Canada, which agreement expires in November 2002.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not have any annual meeting for the year ending January 31, 2002. No matters were put to a vote of shareholders during the year. However, subsequent to year end the following items were approved by a majority consent:

* A change in the Company's name from Coronado Explorations Ltd. to Naturol Holdings Ltd.;
* A change in the Company's reporting year end to December 31 for the year ending 2002;
*    Amended and restated the Company's Bylaws;
* Authorized the adoption of a Stock Option Plan for Two Million shares of common stock; and,
* Reverse split the Company's issued and outstanding common stock on a 1 for 5 basis.

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

Prices of Common Stock. Since July 19, 2000, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin under the trading symbol "COOX". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Since December 2001, our common stock had a low bid price of $0.35 per share and a high bid price of $0.40 per share, pre split. The Company reverse split its shares on July 22, 2002. The bid price is currently approximately $0.11 per share, post split.

     During the period since the Company's shares were quoted on the OTC Bulletin Board, the following high, low, closing price and volume has been recorded:

                                  High        Low       Closing
            Month               Price(1)    Price(1)    Price(1)    Volume
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

(1)These prices do not reflect a 1 for 5 reverse split which occurred on July 22, 2002.

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

Overview

     Coronado, a Development Stage Company, was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's articles of incorporation provide that the Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share. On January 17, 2002, the Company completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly owned subsidiary of Coronado, and Naturol Inc., a Nevada corporation ("Naturol"), whereby Coronado issued 50,000,009 shares of its restricted common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of Coronado. Prior to the Merger, Coronado was engaged in the exploration of mineral properties and subsequently became a shell corporation. All business of Coronado is now conducted through its wholly owned subsidiary, Naturol. Naturol owns the exclusive North American License for extraction technologies to be developed for the use in the flavors, fragrances and pharmaceutical industries. Coronado is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

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

     We anticipate the need for approximately 2.5 million dollars over the next twelve (12) months to be utilized for general and administrative ($1,413,914), payment of obligations to the National Research Council Canada research program (C$434,300 [US$276,086]- C$234,300 includes the payment under the NRC agreement), FDA submissions ($150,000), payment of obligations under our License Agreement ($360,000), and, if available, funds to acquire processing equipment ($300,000). The food technology center, last October, submitted a proposal for funding to the Government of Canada, under a program called the AIF (Atlantic Provinces Innovation Fund) to the amount of C$4.9 million to establish on Prince Edward Island a state of the art Plant
Extraction Technology Centre. It is expected that a Canadian Government statement is imminent that will confirm that this proposal will be funded. If it is, Naturol, which will be providing the main extraction technology components of this new Center, will be obliged to contribute 20% of the funding granted by the Canadian Government over a five year period, the proposed life of the present project. This means that if C$5 million is awarded over a five-year period, then Naturol's obligations will be C$200,000 annually for five years. We have included C$200,000 in our $2.5 million estimate above for this purpose.


     As a result of our agreement between Naturol (Canada) Limited and the National Research Council Canada, our research and development is being conducted with the Prince Edward Island Food Technology Center based in Charlottetown, Prince Edward Island, Canada at a total cost of approximately C$451,600, of which Naturol (Canada) Limited is obligated to pay C$234,300. The Prince Edward Island Food Technology Center is a provincially funded facility providing a range of services to the agri-food and seafood processing industries. Its resources include project management, laboratory analysis, technical support, applications development and biomass extraction technology. This is anticipated to be the extent of our research over the next twelve-month period. During this research period we plan on being able to establish the Naturol Extraction Technology as a means of servicing various companies in the extraction of compounds on a commercial toll processing facility basis. In other words, we plan on generating revenues by charging a fee to companies for the utilization of our Naturol Extraction Technology.

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

Going Concern

     The Company's auditors have requested the Company provide Note 2 in the Company's financial statement as follows:

"The  Company's  financial statements have been prepared  assuming  that  the
Company will continue as a going concern. The Company does not have any business operations to date and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

Duties, Responsibilities and Experience

     Paul G. McClory, age 61, is Chairman of the Board & Chief Executive Officer of the Company. Mr. McClory is the founder of Naturol, Inc. and Naturol Limited. Since founding Naturol Limited in 1998, Mr. McClory has been striving to develop alternative innovative, cost effective proprietary technology for the extraction of valuable essential oils and bio active compounds from plants for the pharmaceutical, nutraceutical, flavor and fragrance industries. Mr. McClory was a founding director and shareholder of Advanced Material Resources, currently listed on the Toronto Stock Exchange. In 1990 Mr. McClory founded North American Tire Recycling, which was taken over by a NASDAQ listed company in 1992.

     Isaac Moss, age 49, is Secretary/Treasurer and a Director of the Company. For the past ten years Isaac Moss has specialized in providing investment banking and strategic business advisory services, initially as an independent consultant, and since 1993 under Securities Trading Services, Inc. of Geneva, Switzerland, where Mr. Moss still provides corporate finance and strategic business/partnering advisory services to some of STS's client companies. Mr. Moss is a graduate of the University of Cape Town and has a Bachelor of Social Science, Masters Degree in Public Administration, and a post-graduate business qualification.

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

     Curt Hendrix: Senior Vice President of Naturol, Inc., Age 60. From 1995 until present, Mr. Hendrix has been involved in the research and development of natural medicines for conditions such as Migraine headaches, osteoporosis, benign prostatic hyperplasia and cardio vascular disease. He also has experience in the flavors and fragrance industry. Over the years Curt Hendrix has researched and created one of the most substantial databases of medical knowledge on treatment of illness via natural health products. His monographs and research publications are approved by physicians and taught to physicians, pharmacists and other health care providers in the U.S. Curt Hendrix has researched and published scientific monographs on treatment via natural medicines of Depression, Cognitive Decline, Alzheimer's, and other diseases.

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

Summary Compensation Table
                                                         Long Term
                       Annual Compensation              Compensation
  Name and
 Principal                        Other Annual  Restricted
  Position   Year  Salary  Bonus  Compensation     Stock    Options  Others
Paul McClory
President/                                      49,656,305(
Director     2001        0      0            0           1)        0       0

Michael Ram
Director     2001        0      0            0            0        0       0

Isaac Moss
Secretary/Tr
easurer
Director     2001        0      0            0            0        0       0
Michael
Davenhill
Director     2001        0      0            0            0        0       0

Mary  Hethey
(2)
Prior
President/
Director     2001        0      0            0            0        0       0

Carsten Mide
(2)
Prior
Director     2001        0      0            0            0        0       0
Stacey Bligh
(2)
Prior
Secretary/                                                                 0
Treasurer    2001        0      0            0            0        0

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

                                                                  Percent
                                                    Number      Beneficially
Name of Beneficial Owner (1)                       of Shares       Owned
Willow Holdings Ltd. / Paul McClory (2)
P.O. Box 393
7-11 Britannia Place, St. Hellier, Jersey JE8US
Channel Islands                                    49,656,305          66.2%

Michael Ram
555 St. Charles Drive, Suite 107
Thousand Oaks, CA 91360                                     0             0%

Isaac Moss
1122 West 27th Avenue
Vancouver, B.C., Canada V6H 2B8                             0             0%
Michael Davenhill
Flat 31-79 Gloucester Street
London, United Kingdom SW1V4EA                              0             0%
All  Directors & Officers and Beneficial Owners
as a Group                                         49,656,305          66.2%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 17, 2002, Coronado completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and wholly owned subsidiary of Coronado, and Naturol Inc., a Nevada corporation ("Naturol"), whereby Coronado issued 50,000,009 shares of its 144 restricted common stock to Paul Mc in exchange for 100% of Naturol Inc.'s outstanding common stock. Naturol Inc., at the time of the merger, was owned 99% by Willow Holdings Inc. Willow Holdings Inc. is beneficially controlled by Paul McClory, president and a director of the Company. Willow Holdings Inc. held 48,400,000 shares of Naturol Inc., which shares were exchanged for 49,656,305 shares of Coronado. Naturol Inc. received its license for the Extraction Technology from MGA Holdings Inc., formerly Naturol Limited, a Channel Island (Jersey) corporation, 75% owned by Willow Holdings Inc. Naturol Limited changed its name to MGA Holdings Inc. on April 8, 2002. Naturol Limited
(Jersey) received the Extraction Technology through a contribution by Dr. Peter Wilde, the inventor. The license held by Naturol Inc. (Nevada) is for North America (United States, Canada, & Mexico). The remaining rights are held by MGA Holdings Inc. MGA Holdings Inc., (Naturol Limited (Jersey)) has an International Patent Application (No. PCT/GB00/02957) and UK Patent Application (No. 9918436.8) pending.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
2(a)**         Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.
2(b)***        Amendment  No.  1 to the Agreement and Plan of Merger  between
               Coronado Explorations Ltd and Naturol, Inc.
3(i)(a)*       Certificate   of   Incorporation  of   Coronado   Explorations
               Ltd.-Dated February 2, 1999
3(i)(b)***     Amended  and  Restated Articles of Incorporation  of  Coronado
               Explorations Ltd.-Dated May 20, 1999
3(i)(c)        Certificate  of  Amendment of Certificate of Incorporation  of
               Coronado Explorations Ltd.-Dated October 5, 2000
3(i)(d)        Articles of Incorporation of Naturol, Inc.-Dated June 9, 2001
3(ii)(e)***    Bylaws of Coronado Explorations Ltd.-Dated February 2, 1999
3(ii)(f)       Bylaws of Naturol, Inc.-Dated August 20, 2001
3(i)(g)***     Certificate  of Merger between Coronado Subsidiary  Corp.  and
               Naturol, Inc.
10(a)***       License  Agreement between Naturol, Inc., a Nevada corporation and Naturol Limited, a corporation incorporated under the laws of Jersey.
10(b)          Agreement between National Research Council Canada and Naturol
               (Canada) Limited-Dated October 23, 2001
23             Consent of Auditor
99***          Press Release-Dated January 22, 2002
99***          Press Release-Dated January 23, 2002
99             Press Release-Dated January 23, 2002
99             Press Release-Dated January 29, 2002
99             Press Release-Dated February 5, 2002
99             Press Release-Dated February 12, 2002
99             Press Release-Dated March 4, 2002
99             Certification of Periodic Report
______
*    Filed in form 10SB12G on June 9, 1999
**   Filed in form 8-K on October 25, 2001
***  Filed in form 8-K on January 25, 2002
(b.) Reports on Form 8-K - Filed in the Last Quarter
     1. 8-K Report filed on April 26, 2002, Change of Accountants to Weaver & Martin, LLC.
     2. 8-K Report filed on January 25, 2002, Merger between Coronado Explorations, Ltd. and Naturol, Inc.
3.   8-K Report filed on October 25, 2001, Change of control of Registrant.

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

                                   Dated:    August 20, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Issac Moss           Secretary/Treasurer/          August 20, 2002
Isaac Moss               Director


/s/ Paul McClory         President/Director       August 20, 2002
Paul McClory


/s/ Michael Davenhill    Chief Financial Officer/ August 20, 2002
Michael Davenhill        Director

                                EXHIBIT INDEX

2(a)**         Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.
2(b)***        Amendment  No.  1 to the Agreement and Plan of Merger  between
               Coronado Explorations Ltd and Naturol, Inc.
3(i)(a)*       Certificate   of   Incorporation  of   Coronado   Explorations
               Ltd.-Dated February 2, 1999
3(i)(b)***     Amended  and  Restated Articles of Incorporation  of  Coronado
               Explorations Ltd.-Dated May 20, 1999
3(i)(c)        Certificate  of  Amendment of Certificate of Incorporation  of
               Coronado Explorations Ltd.-Dated October 5, 2000
3(i)(d)        Articles of Incorporation of Naturol, Inc.-Dated June 19, 2001
3(ii)(e)***    Bylaws of Coronado Explorations Ltd.-Dated February 2, 1999
3(ii)(f)       Bylaws of Naturol, Inc.-Dated August 20, 2001
3(i)(g)***     Certificate  of Merger between Coronado Subsidiary  Corp.  and
               Naturol, Inc.
10(a)***       License  Agreement between Naturol, Inc., a Nevada corporation and Naturol Limited, a corporation incorporated under the laws of Jersey.
10(b)          Agreement between National Research Council Canada and Naturol
               (Canada) Limited-Dated October 23, 2001
23             Consent of Auditor
99***          Press Release-Dated January 22, 2002
99***          Press Release-Dated January 23, 2002
99             Press Release-Dated January 23, 2002
99             Press Release-Dated January 29, 2002
99             Press Release-Dated February 5, 2002
99             Press Release-Dated February 12, 2002
99             Press Release-Dated March 4, 2002
99             Certification of Periodic Report
______
*    Filed in form 10SB12G on June 9, 1999
**   Filed in form 8-K on October 25, 2001
***  Filed in form 8-K on January 25, 2002

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

Weaver & Martin, LLC

Kansas City, Missouri
April 19, 2002

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                                Balance Sheet
                              January 31, 2002
Assets
Current Assets:
  Cash                                                         $     4,831
                                                                  --------
  Total current assets                                               4,831
                                                                  --------
Investment in Naturol Canada Limited                                    31
                                                                  --------
                                                               $     4,862
                                                                  ========

Liabilities and Shareholders' Deficit:
Current liabilities:
  Accounts payable                                             $    62,038
  Note payable                                                      26,565
  Due to Naturol Canada Limited                                         31
                                                                  --------
  Total current liabilities                                         88,634
                                                                  --------
Shareholders' Deficit:
  Common stock 200,000,000 shares authorized
  par value $.001, 75,000,009 shares issued
  and outstanding at January 31, 2002                               75,000
  Paid-in-capital                                                   30,650
  Subscriptions receivable                                        (28,400)
  Deficit accumulated during the developmental stage              (161,022)
                                                                  --------
  Total shareholders' deficit                                     (83,772)

  Total liabilities and shareholders' deficit                  $     4,862
                                                                  ========

                      See notes to financial statements

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                           Statement of Operations
           Period of Inception (June 19, 2001) to January 31, 2002

Professional fees                                              $     97,598
License fees                                                         50,000
Interest expense                                                         65
Office expense                                                       13,359
                                                                 ----------
Net loss                                                       $    161,022
                                                                 ==========
Net loss per share basic and diluted                           $     (0.00)
                                                                 ==========
Weighted average shares outstanding                              44,798,092
                                                                 ==========

                      See notes to financial statements

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                     Statement of Shareholders' Deficit
           Period of Inception (June 19, 2001) to January 31, 2002

                                                                  Deficit
                                                                Accumulated
                                                                 During The
          Per                        Subscription   Paid In    Developmental
         Share    Shares     Amount   Receivable    Capital        Stage
Incepti
on-
shares    $0.001 48,400,000 $ 48,40  $    (28,400) $      - - $            --
sold
Shares
sold      0.2500    335,000     335             --     83,415              --

Reverse
merger    0.001  26,265,009  26,265             --    (52,765)             --

Net                      --      --             --         --       (161,022)
loss
                  ---------   -----    -----------    -------    ------------
Balance
January
31,             75,000,009 $75,000    $  (28,400)    $30,650    $  (161,022)
2002                     9       0
                 =========   =====    ===========    =======    ============

See notes to financial statements

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                           Statement of Cash Flows
           Period of Inception (June 19, 2001) to January 31, 2002

Cash flows from operating activities:
Net loss                                                       $ (161,022)
Changes in operating assets and liabilities:
  Accounts payable                                                  62,038
                                                                 ---------
  Cash used in operating activities                               (98,984)
                                                                 ---------
Cash flows from financing activities:
  Increase in note payable                                              65
  Proceeds from the sale of common stock                           103,750
                                                                 ---------
                                                                   103,815
                                                                 ---------
Increase in cash                                               $     4,831
                                                                 =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $        --
                                                                 =========
  Cash paid for income taxes                                            --
                                                                 =========
Noncash financing activities:
  Stock issued for subscription receivable                     $    28,400
                                                                 =========
  Stock issued and note assumed in reverse merger                   52,765
                                                                 =========
  Investment in affiliated company                                      31
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

NOTE 2  - BASIS OF PRESENTATION

      The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have any business operations to date and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7-SUBSEQUENT EVENTS

     On February 12, 2002 Naturol (Canada) Limited entered into a product research and development partnership for the purpose of developing proprietary products for the pharmaceutical and nutraceutical industries. The initial cost is estimated to be $451,600 of which Naturol (Canada) Limited's contribution will be approximately $234,300.