Form 10QSB
period 2002-07-31
NATUROL HOLDINGS LTD
filed 2002-09-26
CIK 1084031

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


For the quarter ended  July 31, 2002      Commission file number   000-26309


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

                             Yes   X     No ____


     The  number of shares of Common Stock, $0.001 par value, outstanding  on
September  10,  2002,  was  15,000,003  shares,  held  by  approximately   41
shareholders.

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                                JULY 31, 2002
                                    INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

Item 1.      Unaudited Financial Statements

             Condensed Balance Sheets                                      3

             Condensed Statement of Operations (Unaudited)                 4

             Condensed Statements of Cash Flow (Unaudited)                 5

             Notes to Condensed Financial Statements                     6-7

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operation                8

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                            12

Item 2.      Changes in Securities                                        12

Item 3.      Defaults by the Company upon its Senior Securities           12

Item 4.      Submission of Matter to a Vote of Security Holders           12

Item 5.      Other Information                                            12

Item 6.      Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
                          CONDENSED BALANCE SHEETS
                                                   July 31,      January 31,
                                                     2002           2002
                                                 (Unaudited)
Assets
Current Assets:
  Cash                                        $        5,439   $       4,831
                                                  ----------      ----------
     Total current assets                              5,439           4,831
                                                  ----------      ----------
Investment in and advances to Naturol Canada
Limited                                                  - -              31
                                                  ----------      ----------
                                              $        5,439   $       4,862
                                                  ==========      ==========

Liabilities and Shareholders' Deficit:
Current liabilities:
  Accounts payable                            $      105,225   $      62,038
  Note payable                                       109,909          26,565
  Due to Naturol (U.K.) Limited                        5,285             - -
  Due to Naturol Canada Limited                          - -              31
                                                  ----------      ----------
     Total current liabilities                       220,419          88,634
                                                  ----------      ----------
Investment in and advances to Naturol Canada
Limited                                               60,307             - -
                                                  ----------      ----------
Shareholders' Deficit:
  Common stock 200,000,000 shares authorized
  par value $.001, 15,000,003 shares issued
and
  outstanding at January 31, 2002 and July            15,000          15,000
31,2002
  Paid-in-capital                                     90,650          90,650
  Subscriptions receivable                          (28,400)        (28,400)
  Deficit accumulated during the
developmental stage                                (352,537)       (161,022)
                                                  ----------      ----------
     Total shareholders' deficit                   (275,287)        (83,772)
                                                  ----------      ----------
     Total liabilities and shareholders'
deficit                                       $        5,439    $      4,862
                                                  ==========      ==========

                 See notes to condensed financial statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     From
                           Three     Three              Six Months Inception
                          Months    Months   Six Months   Ended    June 18,
                           Ended     Ended     Ended     July 31,   2001 to
                         July 31,  July 31,   July 31,     2001    July 31,
                           2002      2001       2002                 2002
Professional fees       $   76,180  $      -  $   98,150  $      - $  195,748
License fees                    -         -           -         -     50,000
Interest expense            2,680         -       3,344         -      3,409
Equity in net loss of      48,956         -      60,446         -     60,446
affiliate
Office expense              3,498                 9,118               22,477
Travel & entertainment      3,190         -      20,457         -     20,457
                        ----------  --------  ----------  -------- ----------
Net loss                 $134,504  $      -    $191,515  $      - $  352,537
                        ==========  ========  ==========  ======== ==========
Net loss per share
basic and diluted        $ (0.01)  $      -    $ (0.01)  $      - $   (0.02)
                        ==========  ========  ==========  ======== ==========
Weighted average shares
outstanding             15,000,003         -  15,000,003         - 14,814,882
                        ==========  ========  ==========  ======== ==========

                 See notes to condensed financial statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     From
                                                                   Inception
                                             Six Months Six Months June 18,
                                               Ended      Ended      2001
                                              July 31,   July 31,     to
                                                2002       2001    July 31,
                                                                     2002
Cash flows from operating activities:
  Net loss                                  $(191,515)    $      - $(352,537)
Changes in operating assets and
liabilities:
  Accounts payable                             43,187           -    105,225
                                            ----------    -------- ----------
  Cash used in operating activities         (148,328)           -  (247,312)
                                            ----------    -------- ----------
Cash flows from financing activities:
  Increase in note payable                     83,344           -     83,409
  Increase in due to Naturol (U.K.)             5,285           -      5,285
Limited
  Proceeds from the sale of common stock            -           -    103,750
                                            ----------    -------- ----------
                                               88,629           -    192,444
                                            ----------    -------- ----------
Cash flows from investing activities:
  Investment in and advances to Naturol
Canada Limited                                 60,307           -     60,307
                                            ----------    -------- ----------
Increase in cash                                  608           -      5,439

Cash beginning of period                        4,831           -          -
                                            ----------    -------- ----------
Cash end of period                          $    5,439    $      - $    5,439
                                            ==========    ======== ==========
Supplemental disclosure of cash flow
information:
  Cash paid for interest                    $        -    $      - $        -
                                            ==========    ======== ==========
  Cash paid for income taxes                        -           -          -
                                            ==========    ======== ==========
Noncash financing activities:
  Stock issued for subscription receivable  $        -    $      - $   28,400
                                            ==========    ======== ==========
  Stock issued and note assumed in reverse          -           -     52,765
merger
                                            ==========    ======== ==========
  Investment in affiliated company                  -           -         31
                                            ==========    ======== ==========

                 See notes to condensed financial statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 2 - Commitments and Contingencies

Going Concern
     The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management to attain profitable operations based on the development of products that can be sold. Management intends to use borrowings and security sales to mitigate the affects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Note Payable

     The Company in the quarter ended July 31, 2002 and for the six month period has borrowed $5,000 and $75,000 respectively from a shareholder. The demand note has an interest rate of 10%. Total borrowed including unpaid interest at July 31, 2002 was $109,909.

Note 4 - Due to Affiliate

     The Company borrowed $5,285 from Naturol, (U.K.) Limited. The interest rate on the demand note is 10%.

Note 5 - Marketing Agreement

     The Company entered into a media and public relations consulting agreement for a term of one year requiring a $6,000 per month consulting fee commencing on April 1, 2002. The agreement was terminated in June, 2002.

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 - Investment in Naturol Canada Limited

     An investment in Naturol Canada Limited is accounted for under the equity method as the Company owns 49% of the outstanding stock. During the quarter ended July 31, 2002 the Company has recorded a $48,956 loss on the investment which represented the Company's percentage ownership of the total loss. The year to date loss is $60,446.

Note 7- Related Party transactions

     The Company utilized professional legal services from a Board Member. For the period to date through July 31, 2002 $32,756 in fees were charged by the law firm. Amount owed to the law firm at July 31, 2002 totaled $56,249.

Note 8-Name Change and Year End Change

     The Company changed its name to Naturol Holdings Ltd. on July 23, 2002. The Company also changed its year-end from January 31 to December 31.

Note 9 - Reverse Split

      On July 23, 2002 the Company effectuated a 5 for 1 reverse split of its common stock, resulting in 15,000,003 shares to be issued and outstanding. The financial statements have been adjusted to reflect the reverse split.

Note 10 - Subsequent Event

     On September 20, 2003, the Company entered into a new, revised non-exclusive License Agreement with MGA Holdings Limited. In addition, MGA relieved the Company of all past due and future license payments due under the original license agreement and MGA assumed the financial obligation of $56,249 due to the related law firm, see Note 7.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated revenues and net income, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements.

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background Overview

     On January 17, 2002, Coronado Explorations Ltd. (now Naturol Holdings Ltd.) completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly owned subsidiary of Coronado, and Naturol Inc., a Nevada corporation ("Naturol"), whereby Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of the Company. Prior to the Merger, the Company was engaged in the exploration of mineral properties and subsequently became a shell corporation. All business of the Company is now conducted through its wholly owned subsidiary, Naturol. Naturol owns the exclusive North American License for extraction technologies employed in the flavors, fragrances and pharmaceutical industries.

     The Company is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

      The financial statements presented are of Naturol for the six months ending July 31, 2002. Naturol's fiscal period ends on December 31 and on July 23, 2002 the Company changed its fiscal year end to December 31. The financial statements included in this filing are for the three month period from April 30, 2002 through July 31, 2002 to conform with the Company's previous reporting fiscal year end. The Company's transition period, containing unaudited interim financial statements for the two-month period from August 1, 2002 to September 30, 2002, is anticipated to be filed on Form 10-QSB on or before November 15, 2002.

     As a result of the merger and the insignificance of Coronado's financial information as a shell corporation, the presentation of financial information is of Naturol from inception.

Recent Developments

     During August of 2002, Naturol received correspondence from MGA Holdings Limited, which indicated MGA's intention to default Naturol for its failure to meet its obligations under the terms of the License Agreement, and take a course of action including termination of the License Agreement. On or about April 23, 2002, MGA informed Naturol that MGA would not take a default action against Naturol for its failure to meet the provisions of the terms of the License Agreement, however no continuing term for the waiver of default was agreed upon. On September 20, 2003, the Company entered into a new, revised non-exclusive License Agreement with MGA. See Item 5 for other actions taken with regards to MGA.

Plan of Operation

     Since our operations have been solely based on Naturol's business since Naturol became a wholly owned subsidiary of the Company on January 17, 2002, our plan of operation has assumed the plan of operation of Naturol. Naturol's business is to eventually provide a service of extraction employing the Naturol Extraction Technology. However, due to the recent events surrounding the license agreement with MGA and the subsequent conversion of the license to a non-exclusive, the Company anticipates the need to redevelop and further analyze its plan of operation.

     We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

     Commercialization of Naturol Extraction Technology is a function, to a large extent, of the efforts of the benefits of the commercial research and development program launched in March 2002 at the Prince Edward Island Food Technology Center. Under the terms of the revised non-exclusive License Agreement executed between Naturol and MGA Holdings, this program will now be under the operational control of MGA Holdings. Notwithstanding, MGA Holdings has agreed to grant Naturol complete access to all technological developments resulting from this program. Management is unable at this time to predict how this will impact the Company's ability to continue to attempt to commercialize the Naturol Extraction Technology.

     As a result of our agreement between Naturol (Canada) Limited and the National Research Council Canada, a commercial research and development program is being conducted at the Prince Edward Island Food Technology Center based in Charlottetown, Prince Edward Island, Canada at a total cost of approximately $326,600, of which Naturol (Canada) Limited is obligated to pay $109,300. This obligation has been assumed by MGA as part of the agreements reached with them in September 2002 (See Item 5 for further details). The Prince Edward Island Food Technology Center is a provincially funded facility providing a range of services to the agri-food and seafood processing industries. Its resources include project management, laboratory analysis, technical support, applications development and biomass extraction technology.

     Risks that could cause actual performance to differ from expected performance are detailed in the remainder of this section, and under the section titled "Factors That May Affect the Company's Future Operating Results."

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

     As of July 31, 2002, the Company had assets of $5,439, and $220,419 of current liabilities. The current liabilities include accounts payable of $105,225 and notes payable of $109,909.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

Going Concern; Need For Additional Capital

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Our business is capital intensive. Although management believes that the proceeds from the sale of its securities, together with funds from operations, will be sufficient to cover its anticipated cash requirements, the Company may be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

Limited History of Business Operations; Accumulated Losses

      We have only a limited operating history and our business model has not yet been tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the medical food or nutraceutical industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we, alone or with others, must successfully introduce and market our existing product, and develop, introduce and market new products. No assurance can be given that our product development efforts will be successfully completed, or that any product, if introduced, will be successfully marketed or will achieve customer acceptance. Future operating results will depend on many factors, including the demand for our products, the level of competition and our ability to cause the manufacture of our products in a production environment while maintaining quality and controlling costs.

      Although we are not a pharmaceutical development company, any research and development activities, by its very nature, precludes definitive statements as to the time required and costs involved in reaching certain objectives. Although our research and development will be relatively limited, actual research and development costs may exceed budgeted amounts and estimated time frames may require extension. Cost overruns due to unanticipated clinical or regulatory delays or demands, unexpected adverse side effects, insufficient therapeutic efficacy or competitive or technological developments would prevent or substantially deter development efforts and ultimately could have a material adverse effect on us. Our existing product candidates, and any potential additional products that may be developed, may, in certain instances, require significant additional research and development, possible regulatory approval and commitments of resources prior to commercialization. There can be no assurance that any such potential products will be successfully developed or capable of being produced in commercial quantities at acceptable costs, or that any product will prove to be safe and effective in clinical trials or otherwise, or meet applicable regulatory standards.

There is a limited current public market for our common stock.

     Although our common stock is listed on the Over-the-Counter Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, shareholders may be unable to liquidate their shares for any reason.

PART II--OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 2.        Changes in Securities.

On July 23, 2002, the Registrant effectuated a 1 for 5 reverse split of all of its issued and outstanding common stock as of the close of business on July 22, 2002, resulting in 15,000,003 shares of common stock then issued and outstanding.

Item 3.        Defaults by the Company upon its Senior Securities.

None.

Item 4.        Submission of Matter to a Vote of Security Holders.

On July 23, 2002, pursuant to a written consent of the majority stockholder, the Registrant effectively changed its corporate name from Coronado Explorations Ltd. to Naturol Holdings Ltd. In addition, the Registrant effectuated a 1 for 5 reverse split of all of its issued and outstanding common stock as of the close of business on July 22, 2002.

Other items approved by the majority stockholder included:

* the change in the Registrant's reporting year-end to December 31 for 2002,

* the approval of a stock option plan for two million (2,000,000) shares of common stock, and

*    the amendment and restatement of the Registrant's Bylaws.

Readers are urged to review the Registrant's Definitive Information Statement on Form 14C filed with the SEC on June 28, 2002, a copy of which is available on the SEC's website (www.sec.gov).

On July 23, 2002, as a result of the name change and reverse split, the Registrant's Over-the-Counter Bulletin Board trading symbol changed to NTUH.

Item 5.         Other Information.

MGA Agreement
     During August of 2002, Naturol received correspondence from MGA Holdings Limited, which indicated MGA's intention to default Naturol on the License Agreement, and take a course of action including termination of the License Agreement for failure by Naturol to meet its obligations under the terms of the License Agreement. Following negotiations between the Parties. on September 20, 2003, the Company entered into a Letter Agreement with MGA, Willow Holdings Limited (our majority stockholder) and Naturol Canada. A copy of the Letter Agreement is attached hereto as Exhibit 10.2.

Material terms of the Letter Agreement were as follows:

* MGA waives all payment obligations by Naturol under the License Agreement up to this date of September 18, 2002.

* MGA and Naturol agreed to execute a new non-exclusive license agreement, a copy of which is attached hereto as Exhibit 10.3. The Amended Non-exclusive License Agreement supercedes all terms and conditions of the original License Agreement.

* Naturol has the option of converting the Non-exclusive License Agreement to an exclusive license agreement, based upon the terms and conditions reflected in the Non-exclusive License Agreement, which include the payment of certain annual monetary obligations as referenced therein.

* Willow, concurrent with the effectiveness of this agreement, and the execution by MGA and Naturol of the Non-exclusive License Agreement will return to Naturol, 9,331,321 shares of common stock of Naturol issued to Willow in exchange for the License Agreement.

* MGA and Naturol agree that MGA or its assigns will assume operational control of Naturol Canada Limited but will continue to grant Naturol complete access to all technological developments resulting from the commercial research and development program conducted on behalf of Naturol Canada at the Prince Edward Island Food Technology Center. Naturol Canada is 49% owned by Naturol and 51% owned by Isaac Moss, an officer and director of Naturol. Naturol Canada Limited has no assets and is purely a research and development company.

* MGA will assume and indemnify Naturol of all outstanding financial obligations incurred by Naturol or Naturol Canada Limited in reference to the activities of Naturol Canada Limited, including but not limited to the obligations to the National Research Council of Canada Industrial Research Assistance Program Contribution to Firms Agreement. Additionally, MGA will continue to pay all future financial obligations of Naturol Canada Limited relating to obligations of Naturol Canada Limited to National Research Council of Canada Industrial Research Assistance Program Contribution to Firms Agreement.

* MGA will assume all financial obligations relating to patent and licensing issues, including past obligations by Naturol to patent counsel in an aggregate amount of $56,249.

In   addition,  concurrent  with  the  actions  taken  above,  Paul  McClory,
President, CEO and a director of the Company, immediately resigned as an officer and director of the Company.

Media/PR Agreement
     The Company entered into a media and public relations consulting agreement for a term of one year requiring a $6,000 per month consulting fee commencing on April 1, 2002. The agreement was terminated in June 2002.

Change of Year End/Transition Period
    On July 23, 2002, the Registrant changed its fiscal year end from 1/31 to 12/31. The Registrant's transition period is anticipated to be filed on Form 10-QSB on or before November 15, 2002 and will contain interim unaudited financial statements for the two-month period from August 1, 2002 to September 30, 2002.

Item 6.        Exhibits and Reports on Form 8-K.

Exhibits

10.1 Sub-License Agreement among Naturol Inc., Naturol Canada Limited and MGA Holdings Limited
10.2 Letter Agreement
10.3 Non-exclusive License Agreement

Reports on Form 8-K

8-K/A filed on May 1, 2002 -       Amended 8-K disclosing the Merger between
                                   Coronado, CSC and Naturol.

8-K filed on June 12, 2002 -       Press Release regarding Naturol U.K.
                                   Limited new patent application

8-K filed on June 28, 2002 -       Press Release regarding extraction of high
                                   concentrations of Paclitaxel from Canadian
                                   Yew

8-K filed on July 31, 2002 -       Name Change, Reverse Split, Change
                                   Year End, Amend Bylaws, Approve Stock
                                   Option Plan, Symbol Change

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUROL HOLDINGS LTD.
(Registrant)


By:/s/ Paul McClory                     By:/s/ Isaac Moss
    Paul McClory,                           Isaac Moss,
    Chief Executive Officer                 Secretary/Treasurer/Director
    /President/Director

Dated: September 26, 2002               Dated: September 26, 2002



By:/s/ Michael Ram                      By:/s/ Michael Davenhill
       Michael Ram, Director                Michael Davenhill,
                                            Chief Financial Officer/Director

Dated: September 26, 2002               Dated: September 26, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Naturol Holdings Ltd. (the "Company") on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Paul McClory, Chief Executive Officer and Michael Davenhill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

Date:  September 26, 2002



/s/ Paul McClory
Paul McClory
Chief Executive Officer


/s/ Michael Davenhill
Michael Davenhill
Chief Financial Officer