Form 10QSB/A
period 2002-07-31
NATUROL HOLDINGS LTD
filed 2002-10-01
CIK 1084031

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                     __________________________________

                                FORM 10-QSB/A
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.
                    ____________________________________


For the quarter ended  July 31, 2002     Commission file number000-26309


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
                                    INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

Item 1.      Unaudited Financial Statements

             Condensed Balance Sheets                                      3

             Condensed Statement of Operations (Unaudited)                 4

             Condensed Statements of Cash Flows (Unaudited)                5

             Notes to Condensed Financial Statements                     6-7

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operation                8

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                            12

Item 2.      Changes in Securities                                        12

Item 3.      Defaults by the Company upon its Senior Securities           12

Item 4.      Submission of Matter to a Vote of Security Holders           12

Item 5.      Other Information                                            13

Item 6.      Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                16

CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER                    17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
                          CONDENSED BALANCE SHEETS

                                                       July 31,   January 31,
                                                         2002        2002
                                                      (Unaudited)
Assets
Current Assets:
  Cash                                               $    5,439    $   4,831
                                                     ----------    ---------
     Total current assets                                 5,439        4,831
                                                     ----------    ---------
Investment in and advances to Naturol Canada Limited        - -           31
                                                     ----------    ---------
                                                     $    5,439    $   4,862
                                                     ==========    =========

Liabilities and Shareholders' Deficit:
Current liabilities:
  Accounts payable                                   $  105,225    $  62,038
  Note payable                                          109,909       26,565
  Due to Naturol (U.K.) Limited                           5,285          - -
  Due to Naturol Canada Limited                             - -           31
                                                     ----------    ---------
     Total current liabilities                          220,419       88,634
                                                     ----------    ---------
Investment in and advances to Naturol Canada Limited     60,307          - -
                                                     ----------    ---------
Shareholders' Deficit:
  Common stock 200,000,000 shares authorized
  par value $.001, 15,000,003 shares issued and
  outstanding at January 31, 2002 and July 31,2002       15,000       15,000
  Paid-in-capital                                        90,650       90,650
  Subscriptions receivable                             (28,400)     (28,400)
  Deficit accumulated during the developmental stage  (352,537)    (161,022)
                                                     ----------    ---------
     Total shareholders' deficit                      (275,287)     (83,772)
                                                     ----------    ---------
     Total liabilities and shareholders' deficit     $    5,439    $   4,862
                                                     ==========    =========

                 See notes to condensed financial statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     From
                                       Three                Six    Inception
                        Three Months  Months  Six Months  Months   June 18,
                            Ended      Ended     Ended     Ended    2001 to
                          July 31,   July 31,  July 31,  July 31,  July 31,
                            2002       2001      2002      2001      2002
Professional fees       $    76,180   $     -   $ 98,150  $     - $  195,748
License fees                      -         -          -        -     50,000
Interest expense              2,680         -      3,344        -      3,409
Equity in net loss of
affiliate                    48,956         -     60,446        -     60,446
Office expense                3,498                9,118              22,477
Travel & entertainment        3,190         -     20,457        -     20,457
                        -----------   ------- ----------  ------- ----------
Net loss                $   134,504   $     - $  191,515  $     - $  352,537
                        ===========   ======= ==========  ======= ==========
Net loss per share
basic and diluted       $    (0.01)   $     - $   (0.01)  $     - $   (0.02)
                        ===========   ======= ==========  ======= ==========
Weighted average shares
outstanding              15,000,003         - 15,000,003        - 14,814,882
                        ===========   ======= ==========  ======= ==========

                 See notes to condensed financial statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     From
                                                                  Inception
                                             Six Months    Six     June 18,
                                                Ended    Months      2001
                                              July 31,    Ended       to
                                                2002    July 31,   July 31,
                                                          2001       2002
Cash flows from operating activities:
  Net loss                                   $(191,515)   $     -  $(352,537)
Changes in operating assets and liabilities:
  Accounts payable                              43,187         -     105,225
                                             ----------   -------  ----------
  Cash used in operating activities          (148,328)         -   (247,312)
                                             ----------   -------  ----------
Cash flows from financing activities:
  Increase in note payable                      83,344         -      83,409
  Increase in due to Naturol (U.K.) Limited      5,285         -       5,285
  Proceeds from the sale of common stock             -         -     103,750
                                             ----------   -------  ----------
                                                88,629         -     192,444
                                             ----------   -------  ----------
Cash flows from investing activities:
  Investment in and advances to Naturol
Canada Limited                                  60,307         -      60,307
                                             ----------   -------  ----------
Increase in cash                                   608         -       5,439

Cash beginning of period                         4,831         -           -
                                             ----------   -------  ----------
Cash end of period                           $    5,439   $     -  $    5,439
                                             ==========   =======  ==========
Supplemental disclosure of cash flow
information:
  Cash paid for interest                     $        -   $     -  $        -
                                             ==========   =======  ==========
  Cash paid for income taxes                         -         -           -
                                             ==========   =======  ==========
Noncash financing activities:
  Stock issued for subscription receivable   $        -   $     -  $   28,400
                                             ==========   =======  ==========
  Stock issued and note assumed in reverse
merger                                               -         -      52,765
                                             ==========   =======  ==========
  Investment in affiliated company                   -         -          31
                                             ==========   =======  ==========

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

Attestation of President and Chief Financial Officer as to our internal controls

      Our President, Isaac Moss, and Chief Financial Officer, Michael Davenhill, have evaluated the effectiveness of our internal controls and have found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluations.

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

* In the event that Naturol is able to secure sufficient funding to fully implement its business plan, Naturol may request, and MGA, the Licensor, "shall convert the Non-exclusive License to an exclusive license with mutually agreeable payment terms, said payment terms being based solely on income generated by Licensee," (Naturol). The agreement specifies this will occur, "as long as no additional licenses have been granted in the Territory."

* As a result of Naturol giving up its exclusive License Agreement in exchange for a Non-exclusive License Agreement, Willow shall, subject to the following:

(i)  the effectiveness of the Letter Agreement;
(ii) the execution by MGA and Naturol of the Non-exclusive License Agreement;
     and
(iii)for no other consideration

          return to Naturol 9,331,321 shares of common stock of Naturol issued to Willow in exchange for the original exclusive License Agreement.

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

The material differences between the original exclusive License Agreement dated August 17th, 2001 and the Non-exclusive License Agreement dated September 18th, 2002 are as follows:

* The revised Non-exclusive License Agreement provides for MGA, the Licensor, to allow for the granting of other licenses within the licensed territory, ie Canada, United States, and Mexico.
* The revised Non-exclusive License Agreement has no minimum annual payment.

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

Press Release

    On September 27,2002, the Company issued a press release disclosing the conversion the license to a non-exclusive and the resignation of Paul McClory as an officer and director. A copy of the release is attached hereto as
Exhibit 99.

Item 6.        Exhibits and Reports on Form 8-K.

Exhibits

10.1 Sub-License Agreement among Naturol Inc., Naturol Canada Limited and MGA Holdings Limited

10.2 Letter Agreement

10.3 Non-exclusive License Agreement

99   Press  Release  regarding change of License Agreement from exclusive  to non-exclusive

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

NATUROL HOLDINGS LTD.
(Registrant)


By: /s/ Isaac Moss
       Isaac Moss,
       President/Secretary/Treasurer/Director

Dated: September 30, 2002



By: /s/ Michael Ram                     By: /s/ Michael Davenhill
       Michael Ram, Director                   Michael Davenhill,
                                               Chief Financial Officer/Director

Dated: September 30, 2002               Dated: September 30, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Naturol Holdings Ltd. (the "Company") on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Isaac Moss, President and Michael Davenhill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  We have reviewed the report;

(2) To the best of our knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of our knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  We:
   (a)  are responsible for establishing internal controls;
   (b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period of May 1, 2002 through July 31, 2002;
   (c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
   (d) have presented in the Report our conclusions about the effectiveness of our internal controls based on our evaluation of that date;

(5)  We have disclosed to the Company's auditors and the board of directors:
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) We have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Date:  September 30, 2002

/s/ Isaac Moss                               /s/ Michael Davenhill
Isaac   Moss,   President                         Michael  Davenhill,   Chief
Financial Officer