Form 10KSB/A
period 2002-01-31
NATUROL HOLDINGS LTD
filed 2002-10-04
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-KSB/A-2

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

     Transitional Small Business Disclosure Format (check one): Yes ___ No X

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

* As a result of Naturol giving up its exclusive License Agreement in exchange for a Non-exclusive License Agreement, Willow shall, subject to the following:

*    the effectiveness of the Letter Agreement;
*    the execution by MGA and Naturol of the Non-exclusive License Agreement;
and
*    for no other consideration

* return to Naturol 9,331,321 shares of common stock of Naturol issued to Willow in exchange for the original exclusive License Agreement.

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

      Month         High Price(1)  Low Price(1)   Closing Price(1)   Volume
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

(1) These prices do not reflect a 1 for 5 reverse split which occurred on July 22, 2002.

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

     As a result of our agreement between Naturol (Canada) Limited and the National Research Council Canada (NRC), our research and development is being conducted with the Prince Edward Island Food Technology Center based in Charlottetown (FTC), Prince Edward Island, Canada at a total cost of approximately C$451,600, of which Naturol (Canada) Limited is obligated to pay C$234,300. For the period November 2001 through March 2002 MGA Holdings Ltd. ((formerly Naturol U.K. Limited) contributed an amount of CAD$23,000 on behalf of Naturol Canada Limited towards the cost of setting up the extraction laboratory at the FTC. In March 2002 Naturol Canada Limited submitted a claim for reimbursement to the NRC in the amount of CAD $99,563.50 for work to be carried out by the FTC under the program. The NRC approved a reimbursement of CAD$59,664 which payment was received by Naturol Canada Limited in May, 2002. In view of Naturol Holdings Ltd. inability to secure equity funding, Naturol Canada Limited has utilized these funds originally earmarked for reimbursement to the FTC for services rendered, to provide working capital to fund its portion of the Research and Development program. On September 28th, 2002 Naturol Canada Limited submitted a further claim for reimbursement to the NRC in the amount of CAD$31,000 for salaries paid to a project engineer. The reimbursement of these funds is earmarked to be applied to the Research and Development program.

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

     As a result of our License Agreement with MGA Holdings, Inc., we are obligated to pay a minimum payment of $360,000 per year, paid quarterly, of which we have paid $50,000 in the last quarter. We have received a written confirmation that the failure to make timely payments under the License Agreement does not constitute a default in the License Agreement.

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

Duties, Responsibilities and Experience

     Paul G. McClory, age 61, is Chairman of the Board & Chief Executive Officer of the Company. Mr. McClory is the founder of Naturol, Inc. and Naturol Limited. Since founding Naturol Limited in 1998, Mr. McClory has been striving to develop alternative innovative, cost effective proprietary technology for the extraction of valuable essential oils and bioactive compounds from plants for the pharmaceutical, nutraceutical, flavor and fragrance industries. Mr. McClory was a founding director and shareholder of Advanced Material Resources, currently listed on the Toronto Stock Exchange. In 1990 Mr. McClory founded North American Tire Recycling, which was taken over by a NASDAQ listed company in 1992. In addition Mr. McClory has held board positions on the following reporting companies; Kafas Industries and Sun Power Corp.

     Isaac Moss, age 49, is Secretary/Treasurer and a Director of the Company. For the past ten years Isaac Moss has specialized in providing investment banking and strategic business advisory services, initially as an independent consultant, and since 1993 under Securities Trading Services, Inc. of Geneva, Switzerland, where Mr. Moss still provides corporate finance and strategic business/partnering advisory services to some of STS's client companies. Mr. Moss is a graduate of the University of Cape Town and has a Bachelor of Social Science, Masters Degree in Public Administration, and a post-graduate business qualification. In addition, Mr. Moss has had a position of director on the following reporting companies; Resource Finance & Investment Ltd., Contango Oil and Gas Co., Cycomm International, Inc., and Calcitech Ltd. (formerly Kemgas Ltd.).

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

Summary Compensation Table

                                                        Long Term
                       Annual Compensation            Compensation
  Name and                           Other     Restricted
  Principal    Year  Salary  Bonus   Annual      Stock      Options  Others
  Position                          Compen-
                                     sation
Paul McClory
President/
Director       2001        0     0         0  49,656,305(1)        0       0
Michael Ram
Director       2001        0     0         0              0        0       0
Isaac Moss
Secretary/
Treasurer
Director       2001        0     0         0              0        0       0
Michael
Davenhill
Director       2001        0     0         0              0        0       0
Mary Hethey
(2)
Prior
President/
Director       2001        0     0         0              0        0       0
Carsten Mide
(2)
Prior
Director       2001        0     0         0              0        0       0
Stacey Bligh
(2)
Prior
Secretary/
Treasurer      2001        0     0         0              0        0       0

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

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock(i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
(2) Beneficially controlled by Paul McClory, president and a director of the Company.

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

NATUROL HOLDINGS LTD.
(Registrant)


By:/s/ Isaac Moss
    Isaac Moss,
    President/Secretary/Treasurer/Director

Dated: October 3, 2002



By: /s/ Michael Ram                By: /s/ Michael Davenhill
    Michael Ram, Director               Michael Davenhill,
                                        Chief Financial Officer
                                        /Director

Dated: October 3, 2002                  Dated: October 3, 2002

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
                                                                ===========

                      See notes to financial statements

                         Coronado Explorations Ltd.
                        (A Development Stage Company)
                     Statement of Shareholders' Deficit
           Period of Inception (June 19, 2001) to January 31, 2002

                   Common Stock                                 Deficit
                                                              Accumulated
                                                               During The
                                       Subscriptio  Paid In   Developmenta
                                            n       Capital        l
                                        Receivable               Stage


              Per
             Share   Shares    Amount
Inception-
shares sold  $0.001  48,400,000 $48,400 $  (28,400)   $    -  $          -
Shares sold   0.250     335,000     335          --   83,415            --
Reverse
merger        0.002  26,265,009  26,265          --  (52,765)           --
Net loss                   --       --           --       --     (161,022)
                    ---------   ------  -----------  -------  ------------
Balance
January 31,
2002                75,000,009   75,000 $  (28,400)  $30,650  $  (161,022)
                    =========   ======  ===========  =======  ============

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

NOTE 7-SUBSEQUENT EVENTS

     On February 12, 2002 Naturol (Canada) Limited entered into a product research and development partnership for the purpose of developing proprietary products for the pharmaceutical and nutraceutical industries. The initial cost is estimated to be C$451,600 of which Naturol (Canada) Limited's contribution will be approximately C$234,300.