Form 10QSB/A
period 2002-07-31
NATUROL HOLDINGS LTD
filed 2002-10-21
CIK 1084031

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

Note 10 - Subsequent Event

     On September 20, 2002, the Company entered into a new, revised non-exclusive License Agreement with MGA Holdings Limited. In addition, MGA relieved the Company of all past due and future license payments due under the original license agreement and MGA assumed the financial obligation of $56,249 due to the related law firm, see Note 7.

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

Recent Developments

     During August of 2002, Naturol received correspondence from MGA Holdings Limited, which indicated MGA's intention to default Naturol for its failure to meet its obligations under the terms of the License Agreement, and take a course of action including termination of the License Agreement. On or about April 23, 2002, MGA informed Naturol that MGA would not take a default action against Naturol for its failure to meet the provisions of the terms of the License Agreement, however no continuing term for the waiver of default was agreed upon. On September 20, 2002, the Company entered into a new, revised non-exclusive License Agreement with MGA. See Item 5 for other actions taken with regards to MGA.

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

Item 5.         Other Information.

MGA Agreement

     During August of 2002, Naturol received correspondence from MGA Holdings Limited, which indicated MGA's intention to default Naturol on the License Agreement, and take a course of action including termination of the License Agreement for failure by Naturol to meet its obligations under the terms of the License Agreement. Following negotiations between the Parties. On September 20, 2002, the Company entered into a Letter Agreement with MGA, Willow Holdings Limited (our majority stockholder) and Naturol Canada. A copy of the Letter Agreement is attached hereto as Exhibit 10.2.

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

Press Release

    On September 27, 2002, the Company issued a press release disclosing the conversion the license to a non-exclusive and the resignation of Paul McClory as an officer and director. A copy of the release is attached hereto as
Exhibit 99.

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