Form 10QSB
period 2002-09-30
NATUROL HOLDINGS LTD
filed 2002-11-08
CIK 1084031

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [  ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period form     August 1, 2002 to September 30, 2002

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

                          Yes      X       No ____

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
October 31, 2002, was 15,000,003 shares, held by approximately 40 shareholders. On November 1, 2002 Willow Holdings Limited returned 9,931,261 shares of common stock to the Company for cancellation, which upon cancellation the Company will have 5,068,742 shares outstanding.

     Transitional Small Business Disclosure Format (check one):

                          Yes      X       No ____

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                             SEPTEMBER 30, 2002
                                    INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

Item 1.      Unaudited Financial Statements

             Condensed Balance Sheets                                      3

             Condensed Statement of Operations (Unaudited)                 4

             Condensed Statements of Cash Flows (Unaudited)                5

             Notes to Condensed Financial Statements                     6-7

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operation                8

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                            12

Item 2.      Changes in Securities                                        12

Item 3.      Defaults by the Company upon its Senior Securities           12

Item 4.      Submission of Matter to a Vote of Security Holders           12

Item 5.      Other Information                                            13

Item 6.      Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                15

CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER                    16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
                          CONDENSED BALANCE SHEETS

                                                    September     January 31,
                                                       30,           2002
                                                       2002
                                                   (Unaudited)
Assets
Current Assets:
  Cash                                          $          629  $      4,831
                                                     ---------     ---------
     Total current assets                                  629         4,831
                                                     ---------     ---------
Investment in and advances to Naturol Canada
Limited                                                    - -            31
                                                     ---------     ---------
                                                $          629  $      4,862
                                                     =========     =========

Liabilities and Shareholders' Deficit:
Current liabilities:
  Accounts payable                              $       74,294  $     62,038
  Note payable                                         112,657        26,565
  Due to Naturol Canada Limited                            - -            31
                                                     ---------     ---------
     Total current liabilities                         186,951        88,634
                                                     ---------     ---------
Investment in and advances to Naturol Canada
Limited                                                 76,602           - -
                                                     ---------     ---------
Shareholders' Deficit:
  Common stock 200,000,000 shares authorized
  par value $.001, 15,000,003 shares issued and
  outstanding at September 30, 2002 and January
31, 2002                                                15,000        15,000
  Paid-in-capital                                       62,250        90,650
  Subscriptions receivable                                 - -      (28,400)
  Deficit accumulated during the developmental
stage                                                (340,174)     (161,022)
                                                     ---------     ---------
     Total shareholders' deficit                     (262,924)      (83,772)
                                                     ---------     ---------
     Total liabilities and shareholders'
deficit                                         $          629  $      4,862
                                                     =========     =========

                 See notes to condensed financial statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     From
                                                                   Inception
                                                                   June 18,
                      Two Months Ended       Eight Months Ended     2001 to
                        September 30,          September 30,       September
                      2002        2001       2002          2001    30, 2002
Revenues           $      - -  $      - -  $      - -  $      - - $      - -
                   ----------  ----------  ----------  ---------- ----------
Expenses:
  Professional
fees                   30,931    (20,000)    (67,219)    (20,000)  (164,817)
  License fees            - -         - -         - -         - -   (50,000)
  Interest expense    (2,748)         - -     (6,092)         - -    (6,157)
  Equity in net
loss of affiliate    (20,031)         - -    (80,477)         - -   (80,477)
  Office expense        (851)         - -     (9,969)         - -   (23,328)
  Travel &
entertainment           5,062         - -    (15,395)         - -   (15,395)
                   ----------  ----------  ----------  ---------- ----------
   Total Expenses      12,363    (20,000)   (179,152)    (20,000)  (340,174)
                   ----------  ----------  ----------  ---------- ----------
Net Income (loss)  $   12,363  $ (20,000)  $(179,152)  $ (20,000) $(340,174)
                   ==========  ==========  ==========  ========== ==========
Net Income (loss)
per share basic
and diluted        $   (0.00)  $   (0.00)  $   (0.01)  $   (0.00) $   (0.02)
                   ==========  ==========  ==========  ========== ==========
Weighted average
shares outstanding 15,000,003   9,723,000  15,000,003   9,723,000 14,853,956
                   ==========  ==========  ==========  ========== ==========

                 See notes to condensed financial statements

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    From
                                                                  Inception
                                                                  June 18,
                                                                    2001
                                           Eight Months Ended        to
                                             September 30,        September
                                           2002          2001     30, 2002
Cash flows from operating activities:
  Net loss                              $ (179,152)   $ (20,000)  $ (340,174)
Changes in operating assets and
liabilities:
  Accounts payable                          12,256          - -       74,294
                                        -----------   ----------   ----------
  Cash used in operating activities      (166,896)     (20,000)    (265,880)
                                        -----------   ----------   ----------
Cash flows from financing activities:
  Increase in note payable                  86,093          - -       86,158
  Proceeds from the sale of common
stock                                          - -       73,750      103,750
                                        -----------   ----------   ----------
                                            86,093       73,750      189,907
                                        -----------   ----------   ----------
Cash flows from investing activities:
  Investment in and advances to
Naturol Canada Limited                      76,602          - -       76,602
                                        -----------   ----------   ----------
Increase in cash                           (4,202)       53,750          629

Cash beginning of period                     4,831          - -          - -
                                        -----------   ----------   ----------
Cash end of period                      $       629   $   53,750  $       629
                                        ===========   ==========  ===========
Supplemental disclosure of cash flow
information:
  Cash paid for interest                $       - -   $      - -  $       - -
                                        ===========   ==========  ===========
  Cash paid for income taxes                   - -          - -          - -
                                        ===========   ==========  ===========
Non-cash financing activities:
  Stock issued for subscription         $       - -   $      - -  $    28,400
receivable
                                        ===========   ==========  ===========
  Stock issued and note assumed in             - -          - -       52,765
reverse merger
                                        ===========   ==========  ===========
  Investment in affiliated company             - -          - -           31
                                        ===========   ==========  ===========

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

Note 3 - Note Payable

      The Company in the period ended September 30, 2002 and for the eight month period ended September 30, 2002 has borrowed $0 and $75,000 respectively from a shareholder. The demand note has an interest rate of 10%. Total borrowed including unpaid interest at September 30, 2002 was $112,657.

Note 4 - Marketing Agreement

      The Company entered into a media and public relations consulting agreement for a term of one year requiring a $6,000 per month consulting fee commencing on April 1, 2002. The agreement was terminated in May 2002.

Note 5 - Investment in Naturol Canada Limited

      An investment in Naturol Canada Limited is accounted for under the equity method as the Company owns 49% of the outstanding stock. During the period ended September 30, 2002 the Company has recorded a $20,031 loss on the investment which represented the Company's percentage ownership of the total loss. The year to date loss is $80,477.

                            NATUROL HOLDINGS LTD.
                    (Formerly Coronado Explorations Ltd.)
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6- Related Party transactions

     Naturol Canada was charged $19,960 in the current fiscal year for consulting services by an Officer of the Company.

Note 7-Name Change and Year End Change

     The Company changed its name to Naturol Holdings Ltd on July 23, 2002. The Company also changed its year-end from January 31 to December 31. The operating results for the period ended September 30 is for the period of August 1 through September 30. For the year to date activity the operating results are for the period of February 1 through September 30.

Note 8-Agreement With MGA Holdings Limited

     The  Company  in September 2002 amended its license agreement  with  MGA
Holdings Limited (formerly Naturol UK Limited). The agreement gave the Company a perpetual, non-transferable, non-exclusive license for products developed or marketed using MGA's process in North America. The Company will make payments to MGA tied solely to revenues earned from the sale of products directly related to MGA's process. The Company will no longer be liable for a license fee of $310,000 that was previously due to MGA. An affiliate of MGA, and majority shareholder of the Company, will return to the Company
9,931,261 common stock shares held by Willow Holdings. MGA will not be reimbursed for travel expenses totaling $5,285 which was recorded as a payable on the Company's books and MGA will assume $76,879 that is due to an attorney firm of a Director of the Company for professional services that was recorded as an account payable on the Company's books. In the period ended September 30, 2002 the reversal of $76,879 in professional fees resulted in the total for the period to be a negative expense of $30,931. Travel expense was reduced by $5,285 resulting from the reversal of the payable to MGA.

Note 9-Subsequent Events

     On November 1, 2002 Willow Holdings returned the 9,931,261 shares of Company stock and the shares were cancelled.

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

Background Overview

     On January 17, 2002, Coronado Explorations Ltd. (now Naturol Holdings Ltd.) completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly owned subsidiary of Coronado, and Naturol Inc., a Nevada corporation ("Naturol"), whereby Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of the Company. Prior to the Merger, the Company was engaged in the exploration of mineral properties and subsequently became a shell corporation. All business of the Company is now conducted through its wholly owned subsidiary, Naturol. Naturol owns a non-exclusive North American License for extraction technologies employed in the flavors, fragrances and pharmaceutical industries.

     The Company is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

     The financial statements presented are of Naturol for the two months ending September 30, 2002. Naturol's fiscal year end is December 31. The financial statements included in this filing are for the Company's transition period, containing unaudited interim financial statements for the two-month period from August 1, 2002 to September 30, 2002.

     As a result of the merger and the insignificance of Coronado's financial information as a shell corporation, the presentation of financial information is of Naturol from inception.

Recent Developments

     During August of 2002, Naturol received correspondence from MGA Holdings Limited, which indicated MGA's intention to default Naturol for its failure to meet its obligations under the terms of the License Agreement, and take a course of action including termination of the License Agreement. On or about August 23, 2002, MGA informed Naturol that MGA would not take a default action against Naturol for its failure to meet the provisions of the terms of the License Agreement, however no continuing term for the waiver of default was agreed upon. On September 20, 2002, the Company entered into a new, revised non-exclusive License Agreement with MGA.

  The material differences between the original exclusive License Agreement dated August 17th, 2001 and the Non-exclusive License Agreement dated September 18th, 2002 are as follows:

* The revised Non-exclusive License Agreement provides for MGA, the Licensor, to allow for the granting of other licenses within the licensed territory, ie Canada, United States, and Mexico.
* The revised Non-exclusive License Agreement has no minimum annual royalty payment.

Plan of Operation

     Since our operations have been solely based on Naturol's business since Naturol became a wholly owned subsidiary of the Company on January 17, 2002, our plan of operation has assumed the plan of operation of Naturol. Naturol's business is to eventually provide a service of extraction employing the Naturol Extraction Technology. However, due to the recent events surrounding the license agreement with MGA and the subsequent conversion of the license to a non-exclusive, the Company anticipates the need to redevelop and further analyze its plan of operation. We are actively pursuing the search for acquisitions or merger of companies compatible with our technology. However, we are also reviewing other possibilities which do not include our technology. In one instance we have executed a non-binding letter of intent to possibly pursue a merger with a private company.

     We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

     Commercialization of Naturol Extraction Technology is a function, to a large extent, of the benefits of the efforts of the commercial research and development program launched in March 2002 at the Prince Edward Island Food Technology Center. Under the terms of the revised non-exclusive License Agreement executed between Naturol and MGA Holdings, this program will now be under the operational control of MGA Holdings. Notwithstanding, MGA Holdings has agreed to grant Naturol complete access to all technological developments resulting from this program. Management is unable at this time to predict how this will impact the Company's ability to continue to attempt to commercialize the Naturol Extraction Technology.

     As a result of our agreement between Naturol (Canada) Limited and the National Research Council Canada, a commercial research and development program is being conducted at the Prince Edward Island Food Technology Center based in Charlottetown, Prince Edward Island, Canada at a total cost of approximately $326,600, of which Naturol (Canada) Limited is obligated to pay $109,300. This obligation has been assumed by MGA as part of the agreements reached with them in September 2002. The Prince Edward Island Food Technology Center is a provincially funded facility providing a range of services to the agri-food and seafood processing industries. Its resources include project management, laboratory analysis, technical support, applications development and biomass extraction technology.

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

     As of September 30, 2002, the Company had assets of $629, and $186,951 of current liabilities. The current liabilities include accounts payable of $74,294 and notes payable of $112,657.

Attestation of President and Chief Financial Officer as to our internal controls

      Our President and interim Chief Financial Officer has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of its evaluations.

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

Risks of Acquisition or Merger

     As part of our ongoing operations we are seeking acquisition and merger candidates to diversify our holdings. We intend on acquiring businesses that we believe are complimentary to our operations, however, there is a substantial likelihood that due to uniqueness of our technology and current operations, any potential acquisition targets will be in drastically different business industries than we are. While we believe we would effectively integrate such businesses with our own, we may be unable to successfully do so without losing key employees or business relationships. In addition, we may be unable to smoothly integrate the acquired companies' marketing, production, development, distribution and management systems, resulting in our inability to realize hoped for cost savings and/or sales growth. Our gross margins could be adversely affected by any problems arising during or from such process or the inability to effectively integrate any future acquisitions.

PART II--OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 2.        Changes in Securities.

Subsequent Event:

     On November 1, 2002, Willow Holdings Limited returned 9,931,261 shares of common stock to the Company for cancellation. See Item 5 for further discussion regarding this transaction.


Item 3.        Defaults by the Company upon its Senior Securities.

None.

Item 4.        Submission of Matter to a Vote of Security Holders.

None

Item 5.         Other Information.

MGA Agreement

     During August of 2002, Naturol received correspondence from MGA Holdings Limited, which indicated MGA's intention to default Naturol on the License Agreement, and take a course of action including termination of the License Agreement for failure by Naturol to meet its obligations under the terms of the License Agreement. On September 20, 2002, following various negotiations between the Parties, the Company entered into a Letter Agreement among MGA, Willow Holdings Limited (our then majority stockholder) and Naturol Canada. A copy of the Letter Agreement is attached hereto as Exhibit 10.1.

Material terms of the Letter Agreement were as follows:

* MGA waived all payment obligations by Naturol under the License Agreement up to September 18, 2002.

* MGA and Naturol executed a new non-exclusive license agreement, a copy of which is attached hereto as Exhibit 10.2. The Amended Non-exclusive License Agreement supercedes all terms and conditions of the original License Agreement.

* In the event that Naturol is able to secure sufficient funding to fully implement its business plan, Naturol may request, and MGA, the Licensor, "shall convert the Non-exclusive License to an exclusive license with mutually agreeable payment terms, said payment terms being based solely on income generated by Licensee,"(Naturol). The agreement specifies this will occur, "as long as no additional licenses have been granted in the Territory."

* As a result of Naturol giving up its exclusive License Agreement in exchange for a Non-exclusive License Agreement, Willow agreed, for no other consideration, to return to Naturol 9,931,321 shares of common stock of Naturol issued to Willow in exchange for the original exclusive License Agreement. On November 1, 2002 the shares were returned to the Company and were subsequently cancelled.

* MGA assumed operational control of Naturol Canada Limited, but will continue to grant Naturol complete access to all technological developments resulting from the commercial research and development program conducted on behalf of Naturol Canada at the Prince Edward Island Food Technology Center. Naturol Canada is 49% owned by Naturol and 51% owned by Isaac Moss, an officer and director of Naturol, in trust for Naturol. Naturol Canada Limited has no assets and is purely a research and development company.

* MGA assumed and indemnified Naturol of all outstanding financial obligations incurred by Naturol or Naturol Canada Limited in reference to the activities of Naturol Canada Limited, including but not limited to the obligations to the National Research Council of Canada Industrial Research Assistance Program Contribution to Firms Agreement. Additionally, MGA will continue to pay all future financial obligations of Naturol Canada Limited relating to obligations of Naturol Canada Limited to National Research Council of Canada Industrial Research Assistance Program Contribution to Firms Agreement.

* MGA assumed all financial obligations relating to patent and licensing issues, including past obligations by Naturol to patent counsel in an aggregate amount of $76,879.

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

In addition, concurrent with the actions taken above, Paul McClory, then President, CEO and a director of the Company, immediately resigned as an officer and director of the Company.

Change of Year End/Transition Period

    On July 23, 2002, the Registrant changed its fiscal year end from 1/31 to 12/31. This filing contains interim unaudited financial statements for the two-month period from August 1, 2002 to September 30, 2002.

Item 6.        Exhibits and Reports on Form 8-K.

10.1-     Letter Agreement
10.2-     Non-Exclusive License Agreement

                                 SIGNATURES

     Pursuant t the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUROL HOLDINGS LTD.
(Registrant)


By:/s/ Isaac Moss
       Isaac Moss,
       President/Secretary/Treasurer/Director

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Naturol Holdings Ltd. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Isaac Moss, President and Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
     (a)  am responsible for establishing internal controls;
     (b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period ended September 30, 2002;
     (c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
     (d) have presented in the Report our conclusions about the effectiveness of our internal controls based on our evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  November 7, 2002


/s/ Isaac Moss
Isaac Moss, President/Interim Chief Financial Officer