Form 10KSB
period 2002-12-31
NATUROL HOLDINGS LTD
filed 2003-05-21
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from: February 1, 2002 through December 31, 2002

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
Common Stock, $.001 par value
(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2002, was 5,068,742 shares, held by approximately 40 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2002. $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of December 31, 2002 was $456,186.78 based on a share value of $0.09.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

NATUROL HOLDINGS LTD.
(A DEVELOPMENT STAGE COMPANY)
FOR THE FISCAL YEAR ENDED
December 31, 2002

Index to Report
on Form 10-KSB

PART I                                                                                                                                                                     Page(s)

Item 1. Business                                                                                                                                                              2-8

Item 2. Properties                                                                                                                                                               8

Item 3. Legal Proceedings                                                                                                                                                   8

Item 4. Submission of Matters to a Vote of Security Holders                                                                                                8

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                                                         8-10

Item 6. Plan of Operation                                                                                                                                             10-11

Item 7. Financial Statements and Supplementary Data                                                                                                        12

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                                       12

PART III

Item 9. Directors and Executive Officers of the Registrant                                                                                             12-13

Item 10. Executive Compensation                                                                                                                                      14

Item 11. Security Ownership of Certain Beneficial Owners and Management                                                                14-15

Item 12. Certain Relationships and Related Transactions                                                                                               15-16

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                                                       17

Item 14. Controls and Procedures                                                     18

In this filing references to "Coronado," "Company," "NHL," "we," "our," and/or "us," refers to Naturol Holdings Ltd., formerly, Coronado Explorations Ltd. Coronado Explorations Ltd. changed its name to Naturol Holdings Ltd. on July 22, 2002.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Business Development

Naturol Holdings Ltd., ("NHL") formerly Coronado Explorations Ltd., a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, NHL completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly-owned subsidiary of NHL, and Naturol Inc. ("Naturol"), a Nevada corporation, whereby NHL issued 10,000,002 shares of its common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of NHL. NHL changed its name to Naturol Holdings Ltd., on July 22, 2002. NHL is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities. On July 22, 2002, NHL reverse split its common stock on a 1:5 basis, providing for the reduction of each 5 shares to 1 share.

Prior to the Merger, NHL was engaged in the exploration of mineral properties and subsequently became a shell corporation (see below). All business of NHL was being conducted through its wholly-owned subsidiary, Naturol. Naturol owned the exclusive North American License for extraction technologies, Naturol Extraction Technology, to be developed for use in the Pharmaceutical, Nutraceutical, flavors, and fragrances industries.

NHL has an authorized capitalization of 200,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2002 there were 5,068,742 shares outstanding.

Action taken during the reporting period:

Effective July 22, 2002, Coronado shareholders, by majority consent, effectuated the following:

  A change in the Company's name from Coronado Explorations Ltd. to Naturol Holdings Ltd.;
  A change in the Company's reporting year end to December 31 for the year ending 2002;
  Amended and restated the Company's Bylaws;
  Authorized the adoption of a Stock Option Plan for Two Million shares of common stock; and,
  Reverse split the Company's issued and outstanding common stock on a 1 for 5 basis.

MGA Agreement

During August of 2002, Naturol, NHL's subsidiary, received correspondence from MGA Holdings Limited, which indicated MGA's intention to default Naturol on the License Agreement existing between MGA and Naturol, and take a course of action including termination of the License Agreement for failure by Naturol to meet its obligations under the terms of the License Agreement. Following negotiations between the Parties, on September 20, 2002, the Company entered into a Letter Agreement with MGA, Willow Holdings Limited (our then majority stockholder) and Naturol Canada. A copy of the Letter Agreement is referenced hereto as Exhibit 10(c).

Material terms of the Letter Agreement were as follows:

• MGA waived all payment obligations by Naturol under the License Agreement up to the date of September 18, 2002.

• MGA and Naturol agreed to execute a new non-exclusive license agreement, a copy of which is attached hereto as Exhibit 10(d). The Amended Non-exclusive License Agreement supercedes all terms and conditions of the original License Agreement.

• In the event that Naturol is able to secure sufficient funding to fully implement its business plan, Naturol may request, and MGA, the Licensor, "shall convert the Non-exclusive License to an exclusive license with mutually agreeable payment terms, said payment terms being based solely on income generated by Licensee," (Naturol). The agreement specifies this will occur, "as long as no additional licenses have been granted in the Territory."

• As a result of Naturol giving up its exclusive License Agreement in exchange for a Non-exclusive License Agreement, Willow returned to Naturol 9,331,321 shares of common stock of Naturol issued to Willow in exchange for the original exclusive License Agreement, subject to the following:
    the effectiveness of the Letter Agreement;
    the execution by MGA and Naturol of the Non-exclusive License Agreement; and
    for no other consideration

• MGA and Naturol agreed that MGA or its assigns will assume operational control of Naturol Canada Limited but will continue to grant Naturol complete access to all technological developments resulting from the commercial research and development program conducted on behalf of Naturol Canada at the Prince Edward Island Food Technology Center. Naturol Canada is 49% owned by Naturol and 51% owned by Isaac Moss, the previous officer and director of NTH. Naturol Canada Limited has no assets and is purely a research and development company.

• MGA assumed and indemnified Naturol of all outstanding financial obligations incurred by Naturol or Naturol Canada Limited in reference to the activities of Naturol Canada Limited, including but not limited to the obligations to the National Research Council of Canada Industrial Research Assistance Program Contribution to Firms Agreement. Additionally, MGA will continue to pay all future financial obligations of Naturol Canada Limited relating to obligations of Naturol Canada Limited to National Research Council of Canada Industrial Research Assistance Program Contribution to Firms Agreement.

• MGA assumed all financial obligations relating to patent and licensing issues, including past obligations by Naturol to patent counsel in an aggregate amount of $56,249.

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

In addition, concurrent with the actions taken above, Paul McClory, the then President, CEO and a director of the Company, immediately resigned as an officer and director of the Company.

On November 1, 2002, Willow Holdings returned the 9,931,261 shares of NHL common stock, which shares have been subsequently cancelled by NHL. We currently have 5,068,742 shares of common stock outstanding.

On December 16, 2002, NHL was advised that as a result of NHL's inability to fund and advance the commercial development of the technology licensed from MGA, that MGA would consider Naturol to be in default of its obligations under the Non-exclusive License Agreement unless Naturol or its parent, NHL, could demonstrate that it had sufficient working capital to fund its obligations. As a result of the MGA default, the Non-exclusive License Agreement was terminated and MGA assumed operational control and ownership of our then 49% subsidiary, Naturol Canada Limited.

Subsequent Event

On January 28, 2003, Isaac Moss our then sole officer and director, appointed Bradley Grieco as the new sole director of the Company, who subsequently elected himself as the sole officer of the Company.

(b) Our Business

As a result of the termination of the Non-exclusive License Agreement with MGA, above referenced, NHL has no active business, and at this time NHL is considered a "Blank Check" company.

We will attempt to locate and negotiate with a business entity for the merger of that target business into NHL. In certain instances, a target business may wish to become a subsidiary of NHL or may wish to contribute assets to NHL rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

  the available technical, financial and managerial resources;
  working capital and other financial requirements; history of operations, if any;
  prospects for the future;
  nature of present and expected competition;
  the quality and experience of management services which may be available and the depth of that management;
  the potential for further research, development, or exploration;
  specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
  the potential for growth or expansion;
  the potential for profit;
  the perceived public recognition or acceptance of products, services, or trades; name identification and;
  other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which the target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Personnel

As of the date of this filing, the Company has one employee, who is our sole officer and director. Our sole officer and director functions in a part-time situation for the sole purpose of maintaining our company operations until such time as a merger or acquisition is effectuated.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the office of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

NHL may from time to time be involved in routine legal matters incidental to its business; however, at this point in time it is currently not involved in any litigation, nor is it aware of any threatened or impending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were put to a vote of shareholders during the year:

  A change in the Company's name from Coronado Explorations Ltd. to Naturol Holdings Ltd.;
  A change in the Company's reporting year end to December 31 for the year ending 2002;
  Amended and restated the Company's Bylaws;
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

Prices of Common Stock. Since July 19, 2000, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin under the trading symbol "NTUH". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Currently, our symbol is shown as "NTUHE" as a result of our late filing of this Form 10-KSB, which subjects us to removal of our stock for eligibility for quotation on the OTC:BB in the event of a late filing beyond 30 days from the date the "E" was placed on our symbol. Since December 2001, our common stock had a low bid price of $0.35 per share and a high bid price of $0.40 per share, pre split. The Company reverse split its shares on July 22, 2002. The bid price is currently approximately $0.04 and the ask is $0.06 per share, post split.

During the period since the Company's shares were quoted on the OTC Bulletin Board, the following high, low, closing price and volume has been recorded:

	2002	2002	2001	2001
	High	Low	High	Low
1st Quarter	1.21	0.43	0.53	0.28
2nd Quarter	0.57	0.33	0.32	0.14
3rd Quarter	0.49	0.40	0.32	0.04
4th Quarter	0.47	0.36	0.11	0.06

Five million sixty-eight thousand seven hundred forty-two (5,068,742) securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every ninety (90) days an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filling of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is forty.

The Board of Directors have not declared any dividends due to the following reasons:

    The Company has not yet adopted a policy regarding payment of dividends;
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
  A toll-free telephone number for inquiries on disciplinary actions;
  Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
  Such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:
  The bid and offer quotations for the penny stock;
  The compensation of the broker-dealer and its salesperson in the transaction;
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

ITEM 6. PLAN OF OPERATION

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning our ability to find an acquisition or merger candidate. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

We have been in the developmental stage since inception, and as the result of the termination of our Non-exclusive License Agreement with MGA, we have no operations. Our plan of operation, at present, is to seek a business entity interested in a business combination with us.

We will not acquire or merge with any entity, which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered and traded company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-9 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors appointed Weaver & Martin, LLC, as the Registrant's independent accountants for the fiscal year ending December 31, 2002. This is a change in accountants recommended by Registrant's Executive Management and approved by Registrant's Board of Directors. Weaver & Martin, LLC was engaged by Registrant on April 18, 2002. Andersen, Andersen & Strong, L.C. was dismissed as Registrant's independent accountant on April 18, 2002.

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

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On January 28, 2003, Isaac Moss, our then sole officer and director, appointed Bradley Grieco as the new sole director of the Company, who subsequently elected himself as the sole officer of the Company.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Positions and Offices held
Bradley Grieco	38	CEO, President, Chairman and Director

Duties, Responsibilities and Experience

Bradley Grieco, age 38, is Chairman of the Board and Chief Executive Officer of the Company. Since 1996, Mr. Grieco has been working with 3GC Ltd. as a business consultant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires NHL executive officers and directors, and persons who beneficially own more than ten percent of NHL's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish NHL with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to NHL and written representations from NHL executive officers and directors, NHL believes that during the year ended 2002 there were no delinquent filers.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

During the fiscal year ended December 31, 2002 the sole officer and director of the Company did not receive any compensation for his services as an officer or director.

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

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Bradley Grieco President/Director	2002(1)	0	0	0	0	0	0
Isaac Moss Prior Officer & Director	2002	0	0	0	0	0	0
Paul McClory Prior Officer & Director	2002	0	0	0	0	0	0

(1) Mr. Grieco was appointed officer and director of the Company on January 28, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date of this filing relating to the beneficial ownership of NHL common stock by those persons known to NHL to beneficially own more than 5% of NHL Capital Stock, by NHL's director, proposed directors and executive officer, and by all of NHL's directors, proposed directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Bradley Grieco	137,408	2.7%
All Directors & Officers and Beneficial Owners as a Group	137,408	2.7%

    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
    108,208 shares of the 137,408 shares are held under New Century Resources & Technologies Ltd., of which Mr. Grieco is an officer and director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 17, 2002, NHL completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and wholly owned subsidiary of NHL, and Naturol Inc., a Nevada corporation ("Naturol"), whereby NHL issued 10,000,002 shares of its restricted common stock to Paul McClory in exchange for 100% of Naturol Inc.'s outstanding common stock. Naturol Inc., at the time of the merger, was owned 99% by Willow Holdings Inc. Willow Holdings Inc. is beneficially controlled by Paul McClory, president and a director of the Company. Willow Holdings Inc. held 9,680,000 shares of Naturol Inc., which shares were exchanged for 9,931,261 shares of NHL. Naturol Inc. received its license for the Extraction Technology from MGA Holdings Inc., formerly Naturol Limited, a Channel Island (Jersey) corporation, 75% owned by Willow Holdings Inc. Naturol Limited changed its name to MGA Holdings Inc. on April 8, 2002. Naturol Limited (Jersey) received the Extraction Technology through a contribution by Dr. Peter Wilde, the inventor. The license held by Naturol Inc. (Nevada) is for North America (United States, Canada, & Mexico). The remaining rights are held by MGA Holdings Inc.

In November 2001, Naturol Inc. invested in Naturol (Canada) Limited for purposes of entering into an agreement with the National Research Council of Canada. Naturol (Canada) Limited is owned 49% by Naturol Inc. and 51% by Isaac Moss, former Secretary/Treasurer and a Director of NHL. Additionally, Isaac Moss is also President of Naturol (Canada) Limited. The objective of the project, which is the result of the agreement between the National Research Council of Canada and Naturol (Canada) Limited is to "demonstrate the efficacy of and establish a process for the extraction and concentration of hydro-fluorocarbon solvent extraction of lipophilic compounds leading the development of a commercial toll processing facility."

NHL, through its wholly-owned subsidiary Naturol Inc, had established an Attorney/Client relationship with the law firm of Koppel, Jacobs, Patrick & Heybl (KJPH) under which KJPH provided legal services to Naturol. These services included, but were not limited to: a) the drafting and negotiating of various contracts for Naturol, including license, joint venture, acquisition, employment and other business related agreements, b) advising on, preparing, and obtaining world wide protection of the intellectual property (patents, copyright, trademarks and trade secrets) of Naturol and c) other legal matters as they arise. Dr. Michael J. Ram (a past director) is Senior Counsel with KJPH and was responsible for handling such matters.

During August of 2002, Naturol, NHL's subsidiary, received correspondence from MGA Holdings Limited, which indicated MGA's intention to default Naturol on the License Agreement, and take a course of action including termination of the License Agreement for failure by Naturol to meet its obligations under the terms of the License Agreement. Following negotiations between the Parties, on September 20, 2002, the Company entered into a Letter Agreement with MGA, Willow Holdings Limited (our then majority stockholder) and Naturol Canada. A copy of the Letter Agreement is referenced hereto as Exhibit 10(c).

In addition, concurrent with the actions taken above, Paul McClory, President, CEO and a director of the Company, immediately resigned as an officer and director of the Company.

On November 1, 2002, Willow Holdings returned the 9,931,261 shares of NHL common stock, which shares have been subsequently cancelled by NHL. We currently have 5,068,742 shares of common stock outstanding.

On December 16, 2002, NHL was advised that as a result of NHL's inability to fund and advance the commercial development of the technology licensed from MGA, that MGA would consider Naturol to be in default of its obligations under the Non-exclusive License Agreement unless Naturol or its parent, NHL, could demonstrate that it had sufficient working capital to fund its obligations. As a result of the MGA default, the Non-exclusive License Agreement was terminated.

As a result of the termination of the Non-exclusive License Agreement with MGA, above referenced, NHL has no active business, and at this time NHL is considered a "Blank Check" company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

2(a)**         Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.

2(b)***       Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.

3(i)(a)*        Certificate of Incorporation of Coronado Explorations Ltd. - Dated February 2, 1999

3(i)(b)***    Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. - Dated May 20, 1999

3(i)(c)****  Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. - Dated October 5,

                    2000

3(i)(d)****  Articles of Incorporation of Naturol, Inc. - Dated June 9, 2001

3(ii)(e)***    Bylaws of Coronado Explorations Ltd. - Dated February 2, 1999

3(ii)(f)****   Bylaws of Naturol, Inc. - Dated August 20, 2001

3(i)(g)***     Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc.

10(a)***       License Agreement between Naturol, Inc., a Nevada corporation and Naturol Limited, a corporation incorporated under the laws of Jersey.

10(b)****    Agreement between National Research Council Canada and Naturol (Canada) Limited - Dated October 23,

                     2001

10(c)*****   Letter Agreement dated August 2002 converting Exclusive Licensing Agreement to Non-Exclusive License

                     Agreement

10(d)*****  Non-Exclusive License Agreement

23                Consent of Auditor

99.1***       Press Release - Dated January 22, 2002

99.2***       Press Release - Dated January 23, 2002

99.3****     Press Release - Dated January 23, 2002

99.4****     Press Release - Dated January 29, 2002

99.5****     Press Release - Dated February 5, 2002

99.6****     Press Release - Dated February 12, 2002

99.7****     Press Release - Dated March 4, 2002

99.8             Press Release - Dated January 13, 2003

______

*         Filed in form 10SB12G on June 9, 1999

**       Filed in form 8-K on October 25, 2001

***     Filed in form 8-K on January 25, 2002

****   Filed in form 10-KSB on October 4, 2002

***** File in form 10-QSB for period ending September 30, 2002

(b.) Reports on Form 8-K - Filed in the Last Quarter

    8-K Report filed on July 31, 2002 Change of Company name and Fiscal year end.

    8-K Report filed on June 28, 2002 Press Release on Paclitaxel.

    8-K Report filed on June 12, 2002 Press Release on Naturol U.K. Limited.

    8-K/A Report filed on May 1, 2002 Merger

    8-K Report filed on April 26, 2002 Change of Auditor

    8-K Report filed on January 25, 2002 Merger

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUROL HOLDINGS LTD.
(Registrant)

By:/s/ Bradley Grieco
Bradley Grieco
President/Secretary/Treasurer/Director

Dated: May 21, 2003

CERTIFICATION

I, Bradley Grieco, certify that:

1. I have reviewed this annual report on Form 10-KSB of Naturol Holdings Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); andc) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Bradley Grieco
Bradley Grieco
President/Chief Accounting Officer

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT                                                                                                                       F-1

BALANCE SHEET                                                                                                                                                        F-2

STATEMENT OF OPERATIONS                                                                                                                                F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                                                                                          F-4

STATEMENT OF CASH FLOWS                                                                                                                                F-5

NOTES TO FINANCIAL STATEMENTS                                                                                                          F-6 - F-9

Report of Independent Certified Public Accountants

Stockholders and Directors
Naturol Holdings Ltd., formerly known as Coronado Explorations Ltd.

We have audited the accompanying balance sheet of Naturol Holdings Ltd. formerly known as Coronado Explorations Ltd. (a development stage company) as of December 31, 2002 and January 31, 2002 and the related statements of operations, shareholders' deficit, and cash flows for the eleven month period ended December 31, 2002 and for the period of inception (June 18, 2001) to January 31, 2002. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3 to the financial statements, outstanding shares of common stock have been retroactively restated due to a reverse stock split on July 22, 2002 on a 1 for 5 basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naturol Holdings Ltd. as of December 31, 2002 and January 31, 2002 and the results of their operations and their cash flows for eleven month period ended December 31,2002 and for the period of inception (June 18, 2001) to January 31, 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have any business operations and requires the sale of its securities or obtaining debt financing to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City, Missouri
May 16, 2003

Naturol Holdings, Ltd. formerly known as Coronado Explorations Ltd.
(A Development Stage Company)
Consolidated Balance Sheet
	December 31, 2002	January 31, 2002

Assets
Current Assets:
Cash	$ 243	$ 4,831
Total current assets	243	4,831
Investment in and advances to Naturol Canada Limited	- -	31
	$ 243	$ 4,862
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 65,935	$ 62,069
Notes payable	114,292	26,565
Total current liabilities	180,227	88,634
Shareholders' Deficit:
Common stock 200,000,000 shares authorized par value $.001, 5,068,742 and 15,000,003 shares issued and outstanding at December 31, 2002 and January 31, 2002 respectively	5,069	15,000
Paid-in-capital	72,181	67,930
Subscriptions receivable	- -	(5,680)
Deficit accumulated during the developmental stage	(257,235)	(161,022)
Total shareholders' deficit	(179,985)	(83,772)
Total liabilities and shareholders' deficit	$ 243	$ 4,862

See notes to consolidated financial statements

Naturol Holdings, Ltd. formerly known as Coronado Explorations Ltd.
(A Development Stage Company)
Consolidated Statement of Operations
	Eleven Month Period Ended December 31,	From Inception June 18, 2001 to January 31,	From Inception June 18, 2001 to December 31,
	2002	2002	2002
Professional fees	$ (59,488)	$ (97,598)	$ (157,086)
License fees	- -	(50,000)	(50,000)
Interest expense	(7,727)	(65)	(7,792)
Expense of affiliate	(3,875)	- -	(3,875)
Office expense	(10,355)	(13,359)	(23,714)
Travel & entertainment	(14,768)	- -	(14,768)

Net loss	$ (96,213)	$ (161,022)	$ (257,235)

Net loss per share basic and diluted	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average shares outstanding	13,340,258	8,959,618	11,655,965

See notes to consolidated financial statements

Naturol Holdings, Ltd. formerly known as Coronado Explorations Ltd.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficit
	Common Stock			Subscription Receivable	Paid In Capital	Deficit Accumulated During The Developmental Stage	Total Shareholders' Deficit
	Per Share	Shares	Amount
Inception date June 18,
2001-shares sold	$ 0.005	9,680,000	$ 9,680	$ (5,680)	$ 37,280	$ - -	$ 41,280
Shares sold	1.250	67,000	67	- -	83,415	- -	83,482
Reverse merger	0.005	5,253,003	5,253	- -	(52,765)	- -	(47,512)
Net loss		- -	- -	- -	- -	(161,022)	(161,022)
Balance January 31, 2002		15,000,003	15,000	(5,680)	67,930	(161,022)	(83,772)
Shares cancelled		(9,931,261)	(9,931)	5,680	4,251	- -	- -
Net loss		- -	- -	- -	- -	(96,213)	(96,213)
Balance December 31, 2002		5,068,742	$ 5,069	$ - -	$ 72,181	$ (257,235)	$ (179,985)

See notes to consolidated financial statements

Naturol Holdings, Ltd. formerly known as Coronado Explorations Ltd.
(A Development Stage Company)
Consolidated Statement of Cash Flows
	Eleven Month Period Ended December 31, 2002	From Inception June 18, 2001 to January 31, 2002	From Inception June 18, 2001 to December 31, 2002
Cash flows from operating activities:
Net loss	$ (96,213)	$ (161,022)	$ (257,235)
Changes in operating assets and liabilities:
Accounts payable	3,898	62,038	65,935
Cash used in operating activities	(92,315)	(98,984)	(191,300)
Cash flows from financing activities:
Increase in note payable	87,727	65	87,793
Proceeds from the sale of common stock	- -	103,750	103,750
Cash provided by financing activities	87,727	103,815	191,543
Increase in cash	(4,588)	4,831	243

Cash beginning of period	4,831	- -	- -
Cash end of period	$ 243	$ 4,831	$ 243

Supplemental disclosure of cash flow information:
Cash paid for interest	$ - -	$ - -	$ - -
Cash paid for income taxes	$ - -	$ - -	$ - -

Noncash financing activities:
Stock issued (cancelled) for subscription receivable	$ (5,680)	$ 5,680	$ - -
Stock issued and note assumed in reverse merger	- -	52,765	52,765
Stock returned to the Company and cancelled	4,251	- -	4,251
Reverse stock split	60,000	- -	60,000

See notes to consolidated financial statements

Naturol Holdings Ltd., formerly known as Coronado Explorations ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Naturol Holdings Ltd., (NHL) formerly Coronado Explorations Ltd., (CEL) a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, NHL completed a triangular merger between Coronado Subsidiary Corp (CSC), a Nevada corporation and a wholly owned subsidiary of NHL, and Naturol Inc. (Naturol), a Nevada corporation, whereby NHL issued 10,000,002 shares of its common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of NHL. NHL assumed a note due from CEL to a shareholder of Naturol totaling $26,500. Also 5,000,000 outstanding shares of CEL remained outstanding. Naturol exchanged the 10,000,002 shares received in the merger with its shareholders who held 9,747,000 shares. The par value of the CEL shares ($25,000) that remained outstanding, the par value of the excess shares issued in the exchange for Naturol shares ($1,265) and the note value ($26,500) were offset to paid in capital. There were no assets or operating activities of CEL as it was a development stage entity. These financial statements are of Naturol since its inception of June 18, 2001. CEL's fiscal period ended on January 31 so the 2002 fiscal year ended on January 31, 2002. The Company changed its year-end to December 31 and the financial statements for the year ended December 31, 2002 included the results of operations for an eleven-month period (February 1, 2002 through December 31, 2002).

In the fiscal year ended January 31, 2002 the Company acquired a 49% interest in Naturol (Canada) Limited with the remaining 51% owned by an Officer of the Company. The Canadian affiliate had begun operations in November 2001. On December 16, 2002 the Company returned all of its ownership interest in Naturol, (Canada) Limited. During the eleven month period ended December 31, 2002 the Company had expenses totaling approximately $3,875 relating to its investment in Naturol (Canada) Limited.

The Company is in the development stage and its activities to date have been limited to organizational activities including developing and implementing its business plan, establishing business strategies and formulating a strategy to raise equity.

Principles of consolidation

The financial statements include the company and its wholly owned subsidiary Naturol Inc. All significant intercompany transactions and balances have been eliminated.

Naturol Holdings Ltd., formerly known as Coronado Explorations ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

Fair value of financial instruments

The carrying amounts of cash, accounts payable, and notes payable approximates fair value because of the short-term natures of these items.

Loss per share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on December 31, 2002.

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

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

Long-lived assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Naturol Holdings Ltd., formerly known as Coronado Explorations ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 -GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. Management is currently initiating their business plan and in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

NOTE 3-COMMON STOCK

The company had a subscription receivable for the sale of stock totaling $5,680. The receivable was eliminated when a shareholder returned 9,931,261 shares (par value $9,931) of the Company stock on November 1, 2002. The stock was cancelled. Paid in capital was reduced by $4,251 for the remaining par value of the returned stock.

The Company's Board of Directors approved a stock option plan on July 22, 2002 totaling 2,000,000 shares of common stock. No options are issued as of December 31, 2002.

On July 22, 2002 the Company's Board of Directors approved a reverse stock split on a 1 for 5 basis. The financial statements have been retroactively adjusted for this reverse split.

NOTE 4-LICENSE AGREEMENT

The Company had a license agreement with an affiliated company MGA Holdings Limited whereby NHL was assigned the rights to the invention of a process and apparatus for preparing extracts and oils from natural plants. The Company's rights and licenses were for sales in the United States, Canada and Mexico. The term of the agreement was for the term of the patent. Consideration for the agreement was a payment of $360,000 in the first year and a minimum payment of $360,000 annually until the first commercial sale of licensed product and for three years thereafter. After license year 5 compensation will consist of royalties. Royalties consist of an 8% fee based on net sales of the licensed products. In addition a 2% royalty shall be paid on the use of licensee or any sub-licensee of the trademark. The only payment on the agreement was made during the period ended January 31, 2002 for $50,000. This was recorded as a license expense.

Naturol Holdings Ltd., formerly known as Coronado Explorations ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements

On December 16, 2002, the Company was advised that as a result of its inability to fund and advance the commercial development of the technology licensed from MGA, that MGA would consider the Company to be in default of its obligation under the non-exclusive license agreement. As a result of the default the non-exclusive license agreement was terminated and MGA assumed operational control and NHL's ownership of Naturol Canada Limited.

NOTE 5-RELATED PARTY TRANSACTIONS

In the period ended January 31, 2002 fees totaling $34,773 were incurred with a law firm in which a prior Director was Senior Counsel.

NOTE 6-NOTES PAYABLE

The notes payable are demand notes due to corporations owned by a NHL shareholder with an interest rate of 10%. Interest has been accrued and added to the notes.

NOTE 7 -INCOME TAX

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operations loss carry forward of approximately $257,235 which expires in 2017.

The net deferred tax is as follows;

Non-current asset for net
Loss carry forward                     $90,000
Valuation allowance                    (90,000)
Total deferred tax net                 $         --

A reconciliation of the provision for income taxes to the statutory federal rate is as follows;

Statutory tax rate           34.0%
Valuation allowance       <34.0>
Effective tax rate              0.0%