Form 10QSB
period 2003-03-31
NATUROL HOLDINGS LTD
filed 2003-05-22
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission file number 000-26309

NATUROL HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Delaware                                                                                                                                                         98-0200471

(State or other jurisdiction of                                                                                                                        (I.R.S. Employer

incorporation or organization)                                                                                                              Identification Number)

6265 Stevenson Way

Las Vegas, Nevada                                                                                                                                                  89120

(Address of Principal Executive Offices)                                                                                                               (Zip Code)

(702) 450-1600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___  No ______

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 5,068,742 shares, held by approximately 40 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes _______   No ___X___

ITEM 1. FINANCIAL STATEMENTS

Naturol Holdings, Ltd.
(formerly known as Coronado Explorations Ltd.)
(A Development Stage Company)
Condensed Consolidated Balance Sheet

	March 31, 2003 (unaudited)	December 31, 2002 (audited)

Assets
Current Assets:
Cash	$ 217	$ 243
Total current assets	217	243
Investment in and advances to Naturol Canada Limited	- -	- -
	$ 217	$ 243
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 65,935	$ 65,935
Notes payable	114,292	114,292
Total current liabilities	180,227	180,227
Shareholders' Deficit:
Common stock 200,000,000 shares authorized par value $.001, 5,068,742 issued and outstanding	5,069	5,069
Paid-in-capital	72,181	72,181
Subscriptions receivable	- -	- -
Deficit accumulated during the developmental stage	(257,261)	(257,235)
Total shareholders' deficit	(180,011)	(179,985)
Total liabilities and shareholders' deficit	$ 217	$ 243

See notes to condensed consolidated financial statements

Naturol Holdings, Ltd.
(formerly known as Coronado Explorations Ltd.)
(A Development Stage Company)
Condensed Consolidated Statement of Operations
Unaudited
	For the Quarter ending March 31,	For the Quarter ending April 30,	From Inception June 18, 2001 to March 31,
	2003	2002	2003
Professional fees	$ - -	$ (39,237)	$ (157,086)
License fees	- -	- -	(50,000)
Interest expense	- -	(664)	(7,792)
Expense of affiliate	- -	- -	(3,875)
Office expense	(26)	(5,620)	(23,740)
Equity in net loss of affiliate	- -	(11,490)	- -
Travel & entertainment	- -	- -	(14,768)

Net loss	$ (26)	$ (57,011)	$ (257,261)

Net loss per share basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)

Weighted average shares outstanding	10,891,454	15,000,003	10,128,040

See notes to condensed consolidated financial statements

Naturol Holdings, Ltd.
(formerly known as Coronado Explorations Ltd.)
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
Unaudited
	For the Quarter ending March 31,	For the Quarter ending April 30,	From Inception June 18, 2001 to March 31,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$ (26)	$ (57,011)	$ (257,261)
Changes in operating assets and liabilities:
Prepaid Expenses	- -	(6,000)	- -
Accounts payable	- -	(5,852)	65,935
Cash used in operating activities	(26)	(68,863)	(191,326)
Cash flows from financing activities:
Increase in note payable	- -	75,665	87,793
Increase in due to Naturol (U.K.) Limited	- -	5,285	- -
Proceeds from the sale of common stock	- -	- -	103,750
	- -	80,950	191,543

Cash flows from investing activities:
Investment in and advances to Naturol Canada Limited	- -	9,567	- -

Increase in cash	(26)	21,654	217

Cash beginning of period	243	4,831	- -
Cash end of period	$ 217	$ 26,485	$ 217

Supplemental disclosure of cash flow information:
Cash paid for interest	$ - -	$ - -	$ - -
Cash paid for income taxes	$ - -	$ - -	$ - -

Noncash financing activities:
Stock issued (cancelled) for subscription receivable	$ - -	$ - -	$ 28,400
Stock issued and note assumed in reverse merger	- -	- -	52,765
Stock returned to the Company and cancelled	- -	- -	9,931
Reverse stock split	- -	- -	60,000

See notes to condensed consolidated financial statements

NATUROL HOLDINGS LTD.
(Formerly Coronado Explorations Ltd.)
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

The Company, in fiscal 2002, changed its year end from January 31 to December 31. The Condensed Consolidated Financial Statements for the prior year includes the results of operations and cash flows for the first quarter of 2002 which is from the period February 1 to April 30.

The Company is in the development stage and its activities to date have been limited to organizational activities including developing and implementing its business plan, establishing business strategies and formulating a strategy to raise equity.

The financial statements include the company and its wholly-owned subsidiary Naturol Inc. All significant intercompany transactions and balances have been eliminated.

Note 2 - Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management to attain profitable operations based on the development of products that can be sold. Management intends to use borrowings and security sales to mitigate the affects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Note Payable

The notes payable are demand notes due to corporations owned by a shareholder of the Company with an interest rate of 10%. Interest has been accrued and added to the note balance.

Note 4 - Reverse Stock Split

On July 22, 2002 the Company's Board of Directors approved a reverse stock split on a 1 for 5 basis. The financial statements have been retroactively adjusted for this reverse split.

Item 2. Plan of Operation

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

Overview

Naturol Holdings Ltd., ("NHL") formerly Coronado Explorations Ltd., a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, NHL completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly-owned subsidiary of NHL, and Naturol Inc. ("Naturol"), a Nevada corporation, whereby NHL issued 50,000,009 shares of its common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly-owned subsidiary of NHL. NHL changed its name to Naturol Holdings Ltd., on July 22, 2002. NHL is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities. On July 22, 2002, NHL reverse split its common stock on a 1:5 basis, providing for the reduction of each 5 shares to 1 share.

Prior to the Merger, NHL was engaged in the exploration of mineral properties and subsequently became a shell corporation. All business of NHL was being conducted through its wholly owned subsidiary, Naturol. Naturol owned the exclusive North American License for extraction technologies, Naturol Extraction Technology, to be developed for use in the Pharmaceutical, Nutraceutical, flavors, and fragrances industries.

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

On January 28, 2003, Isaac Moss, our then sole officer and director, appointed Bradley Grieco as the new director of the Company, which subsequently elected himself as the sole officer of the Company.

Plan of Operation

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

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our financial reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Going Concern

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

Item 3. Controls and Procedures
  Bradley Grieco, our sole officer and director evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, Mr. Grieco concluded that our disclosure controls and procedures are effective.
  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults by the Company upon its Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other InformationOn January 28, 2003, Isaac Moss, our then sole officer and director, appointed Bradley Grieco as the new sole director of the Company, whom subsequently elected himself as the sole officer of the Company.

Item 6. Exhibits and Reports of Form 8-K
  Exhibits

None

(b) Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATUROL HOLDINGS LTD.
(Registrant)

By:/s/ Bradley Grieco
Bradley Grieco, President

Date: May 21, 2003

CERTIFICATION

I, Bradley Grieco, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Naturol Holdings Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Bradley Grieco
Bradley Grieco
President/Chief Accounting Officer