Form 10QSB
period 2003-06-30
NATUROL HOLDINGS LTD
filed 2003-08-12
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

Commission file number 000-26309

NATUROL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Nevada                                                                                                    98-0200471

(State or other jurisdiction of                                                            (I.R.S. Employer

incorporation or organization)                                                 Identification Number)

2300 Patrick Lane, Suite 26

Las Vegas, Nevada                                                                                          89119

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

Yes X       No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2003, was 5,068,742 shares, held by approximately 40 shareholders.

        Transitional Small Business Disclosure Format (check one):

Yes              No X

ITEM 1. FINANCIAL STATEMENTS

Naturol Holdings, Ltd.

(A Development Stage Company)

Condensed Balance Sheet

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$ 187	$ 243
Notes receivable	4,500	-

Total current assets	4,687	243

	$ 4,687	$ 243
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 74,936	$ 65,936
Notes payable	129,574	114,292

Total current liabilities	204,510	180,228

Shareholders' Deficit:
Common stock 200,000,000 shares authorized
par value $.001, 5,068,742 shares issued and outstanding	5,069	5,069
Paid-in-capital	72,181	72,181
Deficit accumulated during the developmental stage	(277,073)	(257,235)

Total shareholders' deficit	(199,823)	(179,985)

Total liabilities and shareholders' deficit	$ 4,687	$ 243

See notes to condensed financial statements

Naturol Holdings, Ltd.

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

	Six Months Ended June 30, 2003	Six Months Ended July 31, 2002	Three Months Ended June 30, 2003	Three Months Ended July 31, 2002	From Inception June 18, 2001 to June 30, 2003
Professional fees	$ 14,000	$ 98,150	$ 14,000	$ 76,180	$ 171,086
License fee	-	-	-	-	50,000
Interest expense	5,782	3,344	5,782	2,680	13,574
Expense of affiliate	-	60,446	-	48,956	3,875
Office expense	56	9,118	30	3,498	23,770
Travel & entertainment	-	20,457	-	3,190	14,768

Net loss	$ 19,838	$ 191,515	$ 19,812	$ 134,504	$ 277,073

Net loss per share basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.03)

Weighted average shares outstanding	8,442,650	15,000,003	8,442,650	15,000,003	10,128,628

See notes to condensed financial statements

Naturol Holdings, Ltd.

(A Development Stage Company)

Condensed Statement of Cash Flows

Unaudited

	Six Months Ended June 30, 2003	Six Months Ended July 31, 2002	From Inception June 18, 2001 to June 30, 2003
Cash flows from operating activities:
Net loss	$ (19,838)	$ (191,515)	$ (277,073)
Changes in operating assets and liabilities:
Accounts payable	9,000	43,187	74,936

Cash used in operating activities	(10,838)	(148,328)	(202,137)

Cash flows from financing activities:
Increase in note payable	15,282	83,344	103,074
Increase in due to Naturol (U.K.) Limited	-	5,285	-
Proceeds from the sale of common stock	-	-	103,750

Cash provided by financing activities	15,282	88,629	206,824

Cash flows from investing activities:
Advances on notes receivable	(4,500)	-	(4,500)
Investments in and advances to Naturol Canada Limited	-	60,307	-

Cash provided by (used in) investing activities	(4,500)	60,307	(4,500)

Increase (decrease) in cash	(56)	608	187

Cash beginning of period	243	4,831	-

Cash end of period	$ 187	$ 5,439	$ 187

Supplemental disclosure of cash flow information:
Cash paid for interest	$ - -	$ - -	$ - -
Cash paid for income taxes	$ - -	$ - -	$ - -

Non-cash financing activities:
Stock issued for subscription receivable	- -	- -	28,400
Stock issued and note assumed in reverse merger	- -	- -	52,765
Stock returned to the Company and cancelled	- -	- -	9,931
Reverse stock split	- -	- -	60,000

See notes to condensed financial statements

NATUROL HOLDINGS LTD.

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

Note 5 - Notes Receivable

        The Company has a note receivable for $1,000 and for $3,500 from two different non-related corporations. The notes are due on demand, have an interest rate of 10% and are uncollateralized.

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

        Our financial report reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Item 3. Controls and Procedures

  Bradley Grieco, our sole officer and director, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, Mr. Grieco concluded that our disclosure controls and procedures are effective.

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

None

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATUROL HOLDINGS LTD.

(Registrant)

By: /S/Bradley Grieco

      Bradley Grieco, President

Date: August 10, 2003