Form 10KSB/A
period 2002-12-31
NATUROL HOLDINGS LTD
filed 2003-08-26
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.

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

                     2001

10(c)*****   Letter Agreement dated August 2002 converting Exclusive Licensing Agreement to Non-Exclusive License

                     Agreement

10(d)*****  Non-Exclusive License Agreement

23                Consent of Auditor

31                Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 26, 2003

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