Form 10QSB
period 2003-09-30
NATUROL HOLDINGS LTD
filed 2003-11-19
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Commission file number 000-26309

NATUROL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Delaware	98-0200471
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

201 E. Elizabeth St.
Elizabeth City, NC	27909
(Address of Principal Executive Offices)	(Zip Code)

(252) 333-1777

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2003, was 9,074,793 shares, held by approximately 38 shareholders, of which 4,006,052 shares have not been issued as of the date of this filing.

        Transitional Small Business Disclosure Format (check one):

Yes ____   No X

ITEM 1. FINANCIAL STATEMENTS

Naturol Holdings, Ltd.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 20,278	$ 243
Inventory	10,750	-
Note receivable	10,000	-
Prepaid asset	3,026	-
Total current assets	44,054	243

Equipment	3,547	-
Accumulated depreciation	(120)	-
Total equipment	3,427	-

Other asset-license agreement net of accumulated amortization of $424 at 9/30/03	74,576	-
	$ 122,057	$ 243
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$ 63,694	$ 65,936
Notes payable	-	114,292
Total current liabilities	63,694	180,228

Shareholders' equity (deficit):
Common stock 200,000,000 shares authorized par value $.001, 5,068,741 shares issued and outstanding	5,069	5,069
Stock bought not issued (4,006,052 shares)	4,006	-
Paid-in-capital	486,280	72,181
Deficit accumulated during the developmental stage	(436,992)	(257,235)
Total shareholders' equity (deficit)	58,363	(179,985)
Total liabilities and shareholders' equity	$ 122,057	$ 243

See notes to condensed consolidated financial statements

Naturol Holdings, Ltd.

(A Development Stage Company)

Condensed Consolidated Statement of Operations

Unaudited

	Nine Months Ended September 30, 2003	Eight Months Ended September 30, 2002	Three Months Ended September 30, 2003	Two Months Ended September 30, 2002	From Inception June 18, 2001 to September 30, 2003
Professional fees	$ (77,009)	$ (67,219)	$ (63,009)	$ 30,931	$ (234,095)
Administration fee	(65,600)	-	(65,600)	-	(65,600)
License fee	-	-	-	-	(50,000)
Interest expense	(9,474)	(6,092)	(3,692)	(2,748)	(17,266)
Rent	(11,000)	-	(11,000)	-	(11,000)
Expense of affiliate	-	(80,477)	-	(20,031)	(3,875)
Office expense	(12,129)	(9,969)	(12,074)	(851)	(35,843)
Travel & entertainment	(4,545)	(15,395)	(4,545)	5,062	(19,313)

Net income (loss)	$ (179,755)	$ (179,152)	$ (159,920)	$ 12,363	$ (436,992)

Net income (loss) per share basic and diluted	$ (0.02)	$ (0.01)	$ (0.02)	$ 0.00	$ (0.04)

Weighted average shares outstanding	8,442,650	15,000,003	8,442,650	15,000,003	10,128,628

See notes to condensed consolidated financial statements

Naturol Holdings, Ltd.

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

Unaudited

	Nine Months Ended September 30, 2003	Eight Months Ended September 30, 2002	From Inception June 18, 2001 to September 30, 2003
Cash flows from operating activities:
Net loss	$ (179,755)	$ (179,152)	$ (436,992)
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	544	-	544
Warrants issued for services	17,500	-	17,500
Changes in operating assets and liabilities:
Inventory	(10,750)	-	(10,750)
Prepaid asset	(3,026)	-	(3,026)
Accounts payable	(2,242)	12,256	63,694
Cash used in operating activities	(177,729)	(166,896)	(369,030)

Cash flows from investing activities:
Advances on notes receivable, net	(10,000)	-	(10,000)
Purchase of equipment	(3,547)	-	(3,547)
Purchase of license agreement	(75,000)	-	(75,000)
Investments in and advances to Naturol Canada Limited	-	76,602	-
Cash (provided by) used in investing activities	(88,547)	76,602	(88,547)

Cash flows from financing activities:
Increase (decrease) in note payable	141,311	86,092	229,105
Proceeds from the sale of common stock	145,000	-	248,750
Cash provided by financing activities	286,311	86,092	477,855

Increase (decrease) in cash	20,035	(4,202)	20,278

Cash beginning of period	243	4,831	-
Cash end of period	$ 20,278	$ 629	$ 20,278

Supplemental disclosure of cash flow information:
Cash paid for interest	$ - -	$ - -	$ - -
Cash paid for income taxes	$ - -	$ - -	$ - -

Noncash financing activities:
Stock issued for subscription receivable	$ - -	$ - -	$ 28,400
Stock issued and note assumed in reverse merger	- -	- -	52,765
Stock returned to the Company and cancelled	- -	- -	9,931
Reverse stock split	- -	- -	60,000
Stock issued for conversion of note payable	255,605	- -	255,605

See notes to condensed consolidated financial statements

NATUROL HOLDINGS LTD.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

        The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

        The Company, in fiscal 2002, changed its year-end from January 31 to December 31. The Condensed Consolidated Financial Statements for the prior year includes the results of operations and cash flows for the period ended September 30, 2002, which is from the period February 1 to September 30.

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

        The Company's wholly owned subsidiary Naturol, Inc. changed its name to Integrated Environmental Technologies Ltd. on August 27, 2003.

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

Note 3 - Note Payable

        The notes payable were demand notes due to corporations owned by a shareholder of the Company with an interest rate of 10%. Interest has been accrued and added to the note balance. On August 27, 2003 the Company entered into an equity-for-debt exchange agreement with the corporation that held the notes, whereas the parties agreed to exchange 2,556,052 shares of the Company's common stock for the Company note payable of $255,605.14. The shares have not been issued as of September 30, 2003 and an amount equal to the par value of $2,556 has been recorded in shareholders' equity in the account titled stock bought not issued.

NATUROL HOLDINGS LTD.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Common stock and warrants

        On July 22, 2002 the Company's Board of Directors approved a reverse stock split on a 1 for 5 basis. The financial statements have been retroactively adjusted for this reverse split.

        On August 28, 2003 the Company sold 250,000 shares of its common stock to an individual accredited investor for a purchase price of $25,000.

        On September 4, 2003 the Company sold 250,000 shares of its common stock to an individual accredited investor for a purchase price of $25,000.

        On September 22, 2003 the Company sold 850,000 shares of its common stock to an individual accredited investor for a purchase price of $85,000. A note receivable of $10,000 is owed for this purchase.

        On September 24, 2003 the Company sold 100,000 shares of its common stock to an individual accredited investor for a purchase price of $10,000.

        No stock has been issued for the purchases in August and September 2003 and an amount equal to the par value of $1,450 has been reported in shareholders' equity titled stock purchased not issued.

        On August 27, 2003, the Company granted a warrant to purchase 500,000 shares of its common stock at $.10 per share to Stoecklein Law Group for partial payment of professional services valued based on the fair market value as determined by the Black-Scholes model at $17,500.

Note 5-License agreement

        On September 4, 2003, the Company's wholly-owned subsidiary entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd (supplier) whereby the company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the period ended September 30, 2003 was $424.

Item 2. Plan of Operation

        This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

        With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning our ability to implement our business strategy. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

        Naturol Holdings Ltd., ("NHL") formerly Coronado Explorations Ltd., a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, NHL completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly-owned subsidiary of NHL, and Naturol Inc. ("Naturol"), a Nevada corporation, whereby NHL issued 50,000,009 shares (pre 5 to 1 reverse split) of its common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly-owned subsidiary of NHL. NHL is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

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

        On August 27, 2003, NHL, as the sole shareholder of Naturol, Inc., authorized the amendment to Naturol Inc.'s Articles of Incorporation to change its name to Integrated Environmental Technologies Ltd., ("IET").

        On August 27, 2003, Bradley Grieco, our then sole officer and director, appointed William Prince as the new director of the Company, which subsequently elected himself as the sole officer of the Company.

        Our business strategy has changed as the result of our recent execution of a License Agreement with Electro-Chemical Technologies, Ltd., and a letter agreement with SPDG Naturol Ltd., each agreement is further described below.

Plan of Operation

        We intend to move into the production phase of operations for our two technologies, (1) Ecasol water purification and (2) Naturol botanical oil extraction, through our wholly-owned subsidiary, Integrated Environmental Technologies Ltd. ("IET"), which will be the operating company intended to advance the technologies into the production phase. This is intended to be accomplished through two divisions of IET, the Ecasol Division and the Naturol Division.

Ecasol Division

        Under our license agreement with Electro-Chemical Technologies, Ltd., entered into on September 4, 2003, we intend to have production specifications complete by the end of 2003 and anticipate commencing production of small volume water purification units by the end of the first quarter of 2004. IET intends to market and distribute the small volume water purification units to the recreational vehicle and camping industry and to home supply outlets for in-home models.

        Research and development will continue over the next twelve months for the Ecasol Division to identify and design Ecasol solution delivery systems for additional applications. Demonstration projects have been identified and are being evaluated for the next twelve months. These projects facilitate wastewater treatment for residential package plants and agriculture wastewater systems. IET is nearing completion of one wastewater demonstration project with the U.S. Army Corps of Engineers and the Missouri Department of Natural Resources. IET plans to incorporate the research data obtained from the Missouri project with the planned demonstration projects into the custom design of future delivery systems. Additional research projects are being contemplated for disinfection solutions for the food industry and biohazard applications.

Naturol Division

        The Naturol Division of IET plans to initiate production of essential oils from botanicals using the Naturol oil extraction process over the next twelve months. The Naturol Division intends to utilize a 150 L demonstration unit for both research and production. The essential oils extracted are to be marketed to nutraceutical, pharmaceutical, and food additive suppliers.

        Through a letter agreement with SPDG Naturol Ltd., entered into on October 14, 2003, whereas we commit to enter into a joint venture, IET anticipates to having the research, demonstration and production facilities operational within six months of the date of this filing. SPDG owns the Exclusive Rights for extraction technology for the use in industries such as: soybean oil for both human consumables and for industrial applications, flaxseed oil for industrial uses, veronia for industrial epoxy, aloe, rose and jasmine for cosmeceutical use.

        Research and development for the extracted oils and the Naturol system is anticipated to be ongoing throughout the next twelve months. IET intends to incorporate the research findings relative to new crop products into an evolving marketing plan working with university agricultural research programs in areas where the agricultural economy is in transition from tobacco to new, what is believed to be, financially productive replacement crops. The 150 L extraction plant equipment is designed in modules of 50 L each to allow for the dedication of one module to research, development, and demonstration, while allowing the two other modules to be utilized for production. This equipment has been ordered, and delivery is expected by the end of the first quarter of 2004.

        We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds received from borrowings or stock sales.

        Seven additional employees are anticipated over the next twelve months, three for the Naturol Division and four for the Ecasol Division.

        Cash on hand is adequate for the next ninety days. Over the next twelve months additional operating cash will be needed. We intend to raise the additional funds through debt and/or equity sales.

        We have no operating history, no significant current operations, minimum cash on hand, and no profit. Because of these factors, our auditors have issued an audit opinion for Naturol which includes a statement describing our going concern status. This means there is substantial doubt about our ability to continue as a going concern. While we believe we have made good faith estimates of our ability to secure additional capital in the future to reach our goals, there is no guarantee that we will receive sufficient funding to implement any future business plan steps.

        Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of competition and our ability to deliver products while maintaining quality and controlling costs.

        Our financial report reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Liquidity and Capital Resources

        A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

        Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

        Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Such financing may not be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

        We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 3. Controls and Procedures

  William Prince, our sole officer and director, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, Mr. Prince concluded that our disclosure controls and procedures are effective.

  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        On August 27, 2003, we granted a warrant to purchase 500,000 shares of our common stock at $0.10 per share to Stoecklein Law Group for partial payment of professional services valued at $17,500. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On August 27, 2003, we issued 2,556,052 shares of common stock to 3GC Ltd., a Nevada corporation, pursuant to an Equity-for-Debt Exchange Agreement, whereas we agreed to exchange $255,605.14 of current notes we hold payable to 3GC for 2,556,052 shares of our common stock. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On August 28, 2003, we sold 250,000 shares of common stock to an individual accredited investor for a total purchase price of $25,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There was no commission paid on the issuance and sale of the shares.

        On September 4, 2003, we sold 250,000 shares of common stock to an individual accredited investor for a total purchase price of $25,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There was no commission paid on the issuance and sale of the shares.

        On September 22, 2003, we sold 850,000 shares of common stock to an individual accredited investor for a total purchase price of $85,000, $75,000 of which was paid in cash and a note receivable of $10,000 is owed for this purchase. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There was no commission paid on the issuance and sale of the shares.

        On September 24, 2003, we sold 100,000 shares of common stock to an individual accredited investor for a total purchase price of $10,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There was no commission paid on the issuance and sale of the shares.

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

Lease for Executive/Guest Space

        Naturol, Inc. (now known as Integrated Environmental Technologies Ltd./ our wholly-owned subsidiary) executed a five month lease for Executive/Guest Space located in Elizabeth City, North Carolina. The Company agreed to pay rent of $1,550 every month beginning on July 24, 2003. The lease terminates on November 24, 2003. The lease is attached hereto as an Exhibit.

Consulting Agreements

        James R. Ladd: On July 15, 2003, Naturol, Inc. (now known as Integrated Environmental Technologies Ltd./ our wholly-owned subsidiary) entered into a Consulting Agreement with James R. Ladd, whereas Mr. Ladd agreed to identify possible markets for the Company's products and services, to make initial contacts with potential users of the Company's products and services, and to advise the Company on potential strategies for marketing its products and services. Mr. Ladd has expertise in the areas of environmental remediation, waste treatment and corporate development. The term of the agreement was for a period of 60 days. We agreed to pay Mr. Ladd $5,200 for services rendered pursuant to the agreement and the said amount shall be paid within 30 days of invoice by the Consultant. We also agreed to pay Mr. Ladd up to $500 for travel and expenses incurred in the performance of the Agreement. A copy of the Agreement is attached hereto as an Exhibit.

        William E. Prince: On August 27, 2003, we entered into a Consulting Agreement with William E. Prince, whereas Mr. Prince agreed to continue the establishment of a corporate operation in North Carolina and provide all services necessary as President and Chief Executive Officer. Mr. Prince has expertise in the areas of environmental remediation, waste treatment and corporate development. The term of the agreement will expire on December 31, 2003, at which time Mr. Prince will formalize a payroll contract agreement with Naturol Holdings Ltd. through our wholly-owned subsidiary Integrated Environmental Technologies Ltd. We will pay Mr. Prince $5,000 monthly for services rendered pursuant to the Agreement and the said amount shall be payable within 30 days of invoice by the Consultant, at the beginning of each month. We will also pay for travel and expenses incurred in the performance of the Agreement. A copy of the Consulting Agreement is attached hereto as an Exhibit.

Contract for Services with Matrix Technology Alliance, Inc.

        On August 27, 2003, our wholly-owned subsidiary Integrated Environmental Technologies Ltd. entered into a contractual agreement with Matrix Technology Alliance, Inc. ("Matrix"), whereas Matrix will provide managerial, secretarial, bookkeeping and other clerical support services, including office space for the Company. For September 1, 2003 through December 31, 2003, we shall pay Matrix $97,000 and for January 1, 2004 through December 31, 2004, we shall pay Matrix $300,000. Matrix will bill monthly at the beginning of each month. It is also proposed that, upon mutual agreement, Matrix shall provide all services contained in the Agreement for three subsequent years, with a ten percent (10%) increase in the annual contract amount for each year; hence:

  January 1, 2004 through December 31, 2004 $330,000

  January 1, 2005 through December 31, 2005 $363,000

  January 1, 2006 through December 31, 2006 $399,300

        The contractual agreement is attached hereto as an Exhibit.

Equity-for-Debt Exchange Agreement

        On August 27, 2003, we entered into an Equity-for-Debt Exchange Agreement with 3GC Ltd., a Nevada corporation, whereas we agreed to exchange $255,605.14 of current notes we hold payable to 3GC for 2,556,052 shares of our common stock. The Equity-for-Debt Exchange Agreement is attached hereto as an Exhibit.

New Executive Office

        On August 27, 2003, we authorized the change of address for the principal place of business of the corporation to 201 E. Elizabeth Street, Elizabeth City, NC 27909. Our new telephone number is (252) 333-1777 and fax number is (252) 333-1377.

License Agreement and Supply Agreement

        On September 4, 2003, our wholly-owned subsidiary Integrated Environmental Technologies Ltd. ("IET" and "Licensee") entered into a license agreement with Electro-Chemical Technologies Ltd., a Nevada corporation ("Licensor"), and Laboratory of Electrotechnology Ltd., a Russian limited liability company ("Supplier"), whereas the Licensor granted to Licensee an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the Territory for use in the Licensed Applications; provided, however, that Licensor/Supplier shall retain the exclusive right to manufacture/assemble FEMs and to supply such FEMs to Licensee. The

Licensee shall pay to Licensor a license fee of $75,000, payable in cash within 10 days of the date of execution. The license fee has been paid. The Licensee shall also pay to Licensor royalties with respect to the rental, lease, sale, supply, and/or service of Licensed products as follows: 8% of the Net Sales Price of each Licensed product sold by Licensee and/or its sublicensees, commencing on the Execution Date of the Agreement. The term of the license granted and the obligation to pay royalties shall terminate at the end of the term last to expire of the Patents and any other Patent(s) issuing from the Patents (May 2018).

        Pursuant to the License Agreement, the above companies also entered into a Supply Agreement, whereas the Supplier agrees to manufacture Licensed Products in quantities and quality sufficient to supply all of Integrated Environmental Technologies Ltd. ("IET") requirements for Licensed Products and to sell such Licensed Products to IET, through the Licensor on an exclusive basis for use in the Licensed Applications in the US.

        A copy of the License Agreement and Supply Agreement are attached hereto as Exhibits.

Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd.

        On October 14, 2003, IET entered into a letter agreement with SPDG Naturol Ltd, whereas the parties committed to enter into a Joint Venture agreement to develop a production capability for the SPDG Naturol Technology in North America.

        As part of the agreement SPDG will provide:

  Product and Process

  Equipment

  Training

  Expertise

        The agreement is based on a product-by-product basis, for each product an agreement letter will be signed and issued by SPDG.

        The compensation package due to SPDG for the provision of the technology transfer, will be negotiated on a product-by-product basis, and will also be subject to the issuance of a signed letter of authority. A copy of the letter agreement is attached hereto as an Exhibit.

Item 6. Exhibits and Reports of Form 8-K

(a)     Exhibits

10.1	Lease for Executive/Guest Space
10.2	Consulting Agreement with James R. Ladd, dated 7/15/03
10.3	Contract for Services with Matrix Technology Alliance, Inc., dated 8/27/03
10.4	Consulting Agreement with William E. Prince, dated 8/27/03
10.5	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd.
10.6	Supply Agreement
10.7	Letter Agreement between SPDG Naturol Ltd and Integrated Environmental Technologies Ltd.
10.8	Equity-for-Debt Exchange Agreement with 3GC Ltd.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)     Form 8-K

        Form 8-K filed on September 15, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATUROL HOLDINGS LTD.

(Registrant)

By:

William E. Prince, President

Date: November 19, 2003