Form 10KSB
period 2003-12-31
NATUROL HOLDINGS LTD
filed 2004-03-31
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission file number 000-26309

NATUROL HOLDINGS LTD.

(Formerly Coronado Explorations Ltd.)

(Exact name of registrant as specified in its charter)

Delaware	98-0200471
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 E. Elizabeth St.
Elizabeth City, NC	27909
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (252) 333-1777

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

        Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The number of shares of Common Stock, $0.001 par value, outstanding on March 26, 2004, was 17,224,793 shares, held by approximately 94 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2003. $ -0-

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 26, 2004 was $7,454,907.90 based on a share value of $0.55.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

NATUROL HOLDINGS LTD.

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

PART I	Page(s)

Item 1.	Description of Business	1-13
Item 2.	Description of Property	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	14-18
Item 6.	Plan of Operation	18-24
Item 7.	Financial Statements and Supplementary Data	24
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	24
Item 8.A.	Controls and Procedures	24-25

PART III

Item 9.	Directors and Executive Officers of the Registrant	25-28
Item 10.	Executive Compensation	28-29
Item 11.	Security Ownership of Certain Beneficial Owners and Management	29-30
Item 12.	Certain Relationships and Related Transactions	31
Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	31
Item 14	Principal Accountant Fees and Services	32

        This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

In this form 10-KSB references to "NHL," "the Company," "we," "us," and "our" refer to NATUROL HOLDINGS LTD.

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

        Prior to the Merger, NHL was engaged in the exploration of mineral properties and subsequently became a shell corporation. All business of NHL is being conducted through its wholly-owned subsidiary, Naturol. Naturol owned the exclusive North American License for extraction technologies, Naturol Extraction Technology, to be developed for use in the Pharmaceutical, Nutraceutical, flavors, and fragrances industries.

        NHL had an exclusive license agreement with MGA Holdings Limited whereby NHL was assigned the rights to the invention of a process and apparatus for preparing extracts and oils from natural plants. The exclusive license was replaced with a non-exclusive license. In December of 2002 the Company received notice of termination from the Licensor, which termination and the acquiesce by our prior management is in dispute. We are still in the process of determining the usefulness of the technology associated with the license.

        On January 28, 2003, Isaac Moss our then sole officer and director, appointed Bradley Grieco as the new sole director of the Company, who subsequently elected himself as the sole officer of the Company. On August 27, 2003, Bradley Grieco, appointed William E. Prince as the new director of the Company, who subsequently elected himself as the sole officer of the Company. On January 19, 2004, Mr. Prince appointed Michael J. Cunningham and Dr. Valgene L. Dunham as new directors of the Company.

        On August 27, 2003, NHL, as the sole stockholder of Naturol, Inc., authorized the amendment to Naturol Inc.'s Articles of Incorporation to change its name to Integrated Environmental Technologies Ltd., ("IET").

Contract for Services with Matrix Technology Alliance, Inc.

        On August 27, 2003, IET entered into a contractual agreement with Matrix Technology Alliance, Inc. ("Matrix"), wherein Matrix agreed to provide managerial, secretarial, bookkeeping and other clerical support services, including office space. We agreed to pay Matrix $97,000 for the period of September 1, 2003 through December 31, 2003. We modified the agreement to reduce the fees to $60,000. For the year ended December 31, 2003, we paid Matrix $100,600.

        The contractual agreement was attached as an exhibit to Form 10-QSB filed on November 19, 2003.

        Effective March 1, 2004, the agreement with Matrix was terminated.

License Agreement and Supply Agreement

        On September 4, 2003, IET entered into a license agreement with Electro-Chemical Technologies Ltd., a Nevada corporation ("Licensor"), and Laboratory of Electrotechnology Ltd., a Russian limited liability company ("Supplier"), whereas the Licensor granted to IET an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of FEMs (flow-through electrolytic modules)), market, lease, sell, distribute and service Licensed Products throughout the United States of America (the "Territory") for use in the Licensed Applications; provided, however, that Licensor/Supplier retained the exclusive right to manufacture/assemble FEMs and to supply such FEMs to IET. IET agreed to pay to Licensor a license fee of $75,000. IET has agreed to pay to Licensor royalties with respect to the rental, lease, sale, supply, and/or service of Licensed products as follows: 8% of the Net Sales Price of each Licensed product sold by IET and/or its sublicensees, commencing on the Execution Date of the Agreement. The term of the license granted and the obligation to pay royalties terminates at the end of the term last to expire of the Patents and any other Patent(s) issuing from the Patents (May 2018).

        Pursuant to the License Agreement, the parties also entered into a Supply Agreement, wherein the Supplier agreed to manufacture Licensed Products in quantities and quality sufficient to supply all of IET's requirements for Licensed Products and to sell such Licensed Products to IET, through the Licensor on an exclusive basis for use in the Licensed Applications in the Territory.

        Copies of the License Agreement and Supply Agreement were attached as exhibits to the Form 10-QSB filed on November 19, 2003.

Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd.

        On October 14, 2003, IET entered into a letter agreement with SPDG Naturol Ltd ("SPDG"), a business development division of The Coach House Group UK Ltd. ("Coach House"), whereas the parties committed to enter into a Joint Venture agreement to develop a production capability for the SPDG Naturol Technology in North America.

        As part of the agreement SPDG will provide:

  Product and Process

  Equipment

  Training

  Expertise

        The agreement is based on a product-by-product basis, for each product an agreement letter will be signed and issued by SPDG.

        The compensation package due to SPDG for the provision of the technology transfer, will be negotiated on a product-by-product basis, and will also be subject to the issuance of a signed letter of authority. A copy of the letter agreement was attached as an exhibit to the Form 10-QSB filed on November 19, 2003.

Collaborative Agreement

        On December 11, 2003, IET entered into a Collaborative Agreement with Coastal Carolina University (the "University"), wherein the University agreed to assist IET in implementing a multi-faceted business strategy based on two core proprietary technologies: 1) a state of the art process, the SPDG Naturol Technology, that can extract superior oils from botanicals in an effective, cost-competitive and environmentally safe manner; and 2) a technology for electrochemical activation (ECA) that produces solutions having potential applications ranging from destroying potentially harmful microorganisms such as salmonella and anthrax to neutralizing dangerous chemical agents. As a result of the agreement, IET will re-locate its corporate offices and main research and development operations to Little River, Horry County, South Carolina. On February 20, 2004, IET closed escrow on a building located in South Carolina. In consideration for IET moving its corporate offices and main research and development operations to Horry County, South Carolina, the University agreed to perform the following to assist in the development and commercialization of the IET technologies described above:

Oil Extraction Technology

Inputs:

  Identify plants that can grow in South Carolina;

  Develop approaches and methods to optimize the production of those plants as feedstock for the Naturol extraction process;

  Perform financial analysis of the supply crop(s);

  Conduct botanical research;

  Facilitate assistance to South Carolina growers through collaboration with farm extension service.

Outputs:

  Evaluate extracted oils using bioassays and spectrometry and the recording/cataloging of such;

  Examine alternative applications for the oils currently targeted for processing;

  Identify markets other botanical oils whose source plant(s) that can be grown in South Carolina;

  Assist with demonstration projects involving research of botanicals.

Ecasol Technology

Inputs:

  Assist in optimizing the effective utilization of this technology;

  Select the most appropriate market applications for demonstration projects;

  Provide assistance in the development of "delivery systems;"

  Test and record data relative to the effectiveness of specific applications;

  Serve as Liaison with South Carolina Department of Health and Environmental Control.

IET will provide the following to support the activities of the University:

  Paid internships with undergraduate and graduate students with appropriate supervision;

  Access to all historical research (over a period of 15+ years) for faculty review and study;

  Oil extraction vessel and ECA equipment dedicated to University research requirements;

  Cooperation in exploring co-location at Coastal Carolina University to aid in technology transfer.

        The term of the agreement is for five (5) years and may be renewed by the Parties for an additional mutually agreed upon period. A copy of the agreement was attached as an exhibit to Form 8-K on January 8, 2004.

Subsequent Event

Building Purchase

        On January 2, 2004, IET entered into a Contract of Sale with JMW Investments ("JMW"), wherein JMW agreed to sell and convey and IET agreed to purchase the real property commonly known as 4235 Commerce Street in the Strand Industrial Park, Little River, South Carolina together with a 12,000 sf building and improvements thereto located on the property for a purchase price of $375,000. The building is situated on two lots. On February 20, 2004, IET closed escrow on the property. IET anticipates, following completion of minor renovations to the building, moving into the building by the end of the first quarter of 2004. A copy of the Contract of Sale was attached as an exhibit to Form 8-K filed on March 1, 2004.

(b) OUR BUSINESS

        Our business strategy has changed as the result of IET's recent execution of a License Agreement with Electro-Chemical Technologies, Ltd., and a letter agreement with SPDG.

        All of our business is being conducted through IET, which specializes in the development and commercialization of environmentally-friendly technologies that provide valuable products and services in a number of rapidly growing market sectors, ranging from pharmaceuticals to water purification.

        IET is actively engaged in the commercialization of two core technologies:

  Essential Oils Extraction, utilizes a proprietary method for extracting oil from botanicals, thereby creating products that have outlets in a number of markets, including the pharmaceutical, nutraceutical, flavor, and fragrance sectors; and

  Ecasol, a proprietary technology that can be used through water based solutions to destroy harmful microorganisms and neutralize dangerous chemical agents.

        IET has two major organizational components - Essential Oils Extraction and Ecasol Divisions - that reflect our commitment to advancing these technologies.

        Both the Essential Oils Extraction and Ecasol technologies have a myriad of potential commercial opportunities. In the near term, we will concentrate on the commercialization of several clearly defined applications of the respective technologies, as will be described later in this filing. Concurrently, we will begin to explore other potentially profitable applications of the respective technologies based on relationships established with Coastal Carolina University, a member of the South Carolina university system, and The Coach House Group UK. These relationships will enable us to pursue an aggressive product research and development program at minimum expense.

The Core Technologies

        IET holds licenses that enable us to develop and commercialize the Essential Oils and Ecasol technologies. Both of these technologies can generate products and services that have potential profitability in a number of rapidly growing market sectors. A description of each technology follows:

Essential Oils Extraction

        The Essential Oils Extraction Technologies are a major breakthrough in the effective, low cost extraction of high value bioactive compounds and oils from plants and other sources. Extracting bioactive compounds is a rapidly growing global business, which generates billions of dollars annually. The applications developed using the Essential Oils Extraction technologies are superior in almost every respect to both steam distillation and solvent extraction, the world's principal methods for producing such extracts. Solvent extraction, the current method of choice, is under increasing attack due to its reliance on solvents that are known to be either toxic, carcinogenic, and flammable. The Essential Oils Extraction technologies have none of these harmful and dangerous attributes.

        The superiority of the Essential Oils Extraction technology creates a myriad of business opportunities in a number of lucrative industries, including:

  Pharmaceutical

  Food

  Fragrance

  Bio-Insecticide

  Industrial Oils, and

  Nutraceutical

        Each of these industries is rapidly expanding its use of plant-based extracts, and IET's Essential Oils Extraction division is positioned to become a major force in the production of these extracts.

Major Advantages of the Essential Oils Extraction Technologies

        Plant extraction technology in North America, Europe and other industrialized nations has remained almost unchanged for the past hundred years. As indicated earlier, solvent extraction is currently the preferred method. In solvent extraction, the biomass from which the desired product is to be extracted is mixed with a liquid (solvent). The solvents are typically alcohols (methanol, ethanol isopropanol), dichloromethane, hexane (similar to gasoline), and super critical carbon dioxide. With the exception of super critical carbon dioxide, most of these solvents are known to be toxic, carcinogenic (they are linked to cancer in animals and humans) and flammable. These solvents also deplete the ozone layer and are considered to be "greenhouse gases." Given that these solvents leave measurable residues in the oils and bio-compounds they extract, they are highly undesirable substances for any product consumed or used by humans.

        Problematically, residues (particularly hexane) remain in extracts used by the food, pharmaceutical and fragrance industries. A major market opportunity exists for a superior extraction system that eliminates not only the problems associated with these solvents, but at the same time produces a superior, safer product at significantly lower production costs. Essential Oils Extraction technologies are intended to supply such an alternative.

        The Essential Oils Extraction technologies use a new group of eco-friendly solvents. The key advantages of these solvents over the primary competitive extraction systems are as follows:

  Significantly lower production costs

  Higher product yields

  Higher quality

  Totally safe to use; the solvents are non-flammable and inert

  The extracts are achieved at ambient temperatures or below to our knowledge a world first. Unlike almost all other plant extraction systems, the plants and the dissolved compounds are never subjected to heat, which destroys valuable extracts and degrades the quality of the remaining biomass.

  All Essential Oils Extraction processing equipment can be assembled as modules and can be moved to the location where the feedstock crops are growing, thereby limiting the possible degradation of the material to be extracted due to time delays incurred by moving the feedstock plants to another site for processing.

  The solvents in the system are continuously recycled and solvent losses in any production year are unlikely to exceed three percent.

  Solvent residues in products produced using the Essential Oils Extraction technologies are at least 1000 times less than those in which hexane (widely used and a known carcinogen) is used as the solvent.

        All of the above advantages create tremendous opportunities for Essential Oils Extraction technologies in these huge and rapidly expanding markets.

Competition

        The following are the existing methods that represent the major alternatives to the Essential Oils Extraction technologies:

Super Critical Carbon Dioxide Extraction

        Super Critical Carbon Dioxide Extraction is the only technology that can be considered as a competitor in terms of the quality of the extracts produced. This is the technology that is used to make decaffeinated coffee and hop extracts for the brewing industry.

        However, while the quality of the products produced by this technology is generally very high, this quality is achieved at a very significant capital and operating cost. Super Critical Carbon Dioxide Extraction Systems operate at extremely high pressures, about 5000 to 7500 psi. These elevated pressures are rarely used anywhere in industry and therefore require costly custom designed equipment. In contrast, an Essential Oils extraction system operates at a pressure that is close to that of a bottle of champagne. Consequently, the cost of a Super Critical Carbon Dioxide Extraction System is ten to twenty times the cost of a comparable Essential Oils Extraction system.

Steam Distillation

        Steam Distillation is the principal method used in developing countries for the extraction of plant oils and compounds. This method has been used for over one thousand years.

        Steam Distillation requires the heating of large volumes of water to create steam for processing the plant material so that the extract can be removed by distillation. This method is very energy intensive and frequently poses a significant waste disposal problem. In addition, the products yielded by this process have all been "cooked" at temperatures at or in excess of 100 degrees C. This heating results in significant chemical changes within the end products. The extracts are recovered by vaporizing the extract or dissolving it in boiling water or steam. The primary utility of Steam Distillation is the recovery of water-soluble compounds or lower molecular weight materials, which readily vaporize.

Solvent/Hexane Extraction

        Because of the problems and deficiencies associated with Steam Distillation, the extraction method chosen by the industrialized world for the past century has utilized alcohols (to form tinctures) or hydrocarbon solvents. The most popular and widely used solvent is hexane.

        Hexane solvent extract, because of hexane's highly flammable nature, is extremely hazardous, as demonstrated during the past decade by a number of explosions that have occurred at manufacturing facilities using hexane. Vapors commonly emitted during an extraction process using hexane are "VOC's," or volatile organic compounds. VOC's can lead to respiratory problems such as asthma and bronchitis. The United States Environmental Protection Agency has recently promulgated strict limits on VOC emissions (particularly hexane emissions) into the atmosphere and has mandated strict control and reporting requirements when hexane is used. Canada and Europe are considering similar restrictions.

        The hexane solvent residue levels in plant extracts left by this extraction process are becoming unacceptable to many legislators and regulators in the food industry. This is likewise the case with many consumers, who are becoming acutely aware of the toxic nature of these residuals. Further restrictive legislation and regulations on these residues are pending. The products of hexane extraction usually require further costly refinement with alcohol. As is the case with Steam Distillation, all hexane-derived products are exposed to high temperatures for long periods in attempts to reduce residual hexane levels, thereby degrading the quality and efficacy of the final products.

        The Essential Oils Extraction process almost entirely eliminates damage to bioactive compounds during the extraction and recovery process. As a result, far better, purer, cleaner and more active pharmaceuticals and nutraceuticals can be produced. This, in combination with the elimination of toxic residual solvents in the final products and the benign effect of the process on the environment, places IET's Essential Oils Extraction technologies in a very strong position to become the leading technology in these highly lucrative business sectors.

Business Opportunities

        The global market for plant extract products is estimated to be in excess of $10 billion dollars a year (United Kingdom Department of Agriculture). The following is an overview of some of the specific industry sectors that can profitably employ the Essential Oils Extraction technologies:

Pharmaceuticals

        The past ten years has witnessed a strong and growing interest among pharmaceutical companies in the potential of plants to yield new drugs and medicines. About 20% of all drugs and medicines used in North America and Europe today are directly derived from plants.

        Access to the bioactive compounds in plants requires the best available extraction processes. Essential Oils Extraction technologies are ideal for achieving many of the plant extractions needed in this highly profitable business sector. For example, during the past three years, Essential Oils Extraction has been used successfully to extract:

  Artemicimin (from Artemsia Annua leaves): a new, front-line drug for treating malaria;

  Colchicines (from Colchcum autumnale roots): a powerful anti-inflammatory

  Coumarin (from Tonka beans): a widely used blood anti-coagulant;

  Kavalactones (from Piper methysticum, also known as St. John's Wort): a natural Prozac;

  Taxanes (Paclitaxel from the Canadian Yew Tree): most powerful new anti-cancer drug developed in the last 25 years;

  Saw Palmetto: Prostate cancer treatment;

  Lutein: Treatment for macular degeneration;

  Policossanol and tocotrienols: Treatments for cardiovascular disease and high blood pressure;

  Astaxanthin: A powerful; antoxidant;

  Squalene and squalamine: Chemotherapy agents;

        To our knowledge, no competing technology can produce such a combination of high purity and low production cost as the Essential Oils Extraction technologies.

Flavors, Fragrances and Colors for the Food Industry

        IET's Essential Oils Extraction process utilizes eco-friendly solvents, together with its very low production costs and ability to produce high-quality products, provide a tremendous opportunity to capture a significant part of the food flavors, fragrance and color markets.

Nutraceuticals/Functional Foods

        The term "Nutraceuticals," also referred to as "Functional foods," is applied to a group of plant extracts that are widely accepted as bringing both health and nutrition benefits to the consumer. Typical nutraceuticals are Ginseng, Kava, and Gingko Biloba. These compounds are being incorporated into a wide variety of common foods. Lutein is already appearing in value-added food products.

        The nutraceutical business is now global in scope, and generates annual sales in excess of $100 billion. Importantly, sales are growing at an annual rate of 7-8%. This creates an incredible opportunity for IET's Essential Oils Extraction technologies, given their two-fold ability to produce the highest quality at the lowest cost.

Cosmeceuticals

        A related area to Nutraceuticals is the booming "Cosmeceuticals" market, estimated by Freedonia Market Research Group to be $4.1 billion at year-end 2003. Skincare products alone in this sector were estimated to be $2.3 billion for 2003.

        Key to the successful entry into this market is the ability to produce, in an eco-friendly process, plant extracts of the highest purity, with no (or minimal) health hazards.

Bio-Insecticides

        With the rising concern over the use of chemical insecticides on food crops, there is increasing worldwide research to identify natural insecticides, most of which come from plants. Essential Oils Extraction technologies are well suited to perform the extractions necessary to produce a wide-variety of bio-insecticide products.

        IET's Essential Oils Extraction process has already demonstrated its ability to extract Pyrethroids from the Pyrethrum plant. Pyrethrum has historically been the most widely used naturally derived insecticide, but in recent years has been supplanted in many cases by chemical-based insecticides. Due to environmental concerns and restrictive environmental regulations, this trend appears to be reversing and Pyrethrum is enjoying a resurgence in popularity.

        A by-product of the extraction of Lutein from Marigold plants is the isolation of compounds that are known to be insecticides and may be toxic to nematodes. Essential Oils Extraction can be a valuable tool in making it possible to produce such bio-insecticides at commercially viable prices.

Industrial Oil from Plants

        A great deal of research is currently being conducted to identify plant oils that are useful for industrial purposes and which are as effective as, and economical as, hydrocarbon-based oils, but which are environmentally more benign. For example, Linseed Oil, a high quality industrial lubricant in use for many years, is extracted from flax. Canola, rapeseed and soy oils are beginning to find industrial applications. Soy meal is used in producing adhesives and composites; soy oil is used in plastics and inks, and as solvents and lubricants. It is estimated that soy-based lubricants may capture 15% of the lubricants market, in part because they are biodegradable.

        A plant oil which the Essential Oils Extraction division of IET has been testing is extracted from Veronia. Veronia is unique in that it contains a natural epoxy that can potentially replace hydrocarbon epoxies in a number of industrial applications. One such application is in oil-based paints. It is estimated by the USDA that the VOC's (Volatile Organic Compounds that cause asthma and bronchitis) given off by oil based paints account for about 5% of the air pollution in Los Angeles, California. In the past five years a number of US corporations have applied for more than twenty patents involving the use of Veronia - even though there is no commercial supply. The potential long-term market of Veronia is estimated to be in the hundreds of millions of dollars - and Naturol Holdings, Ltd., through IET's Essential Oils Extraction, has the potential to solve the problem of how to make it available in commercial quantities.

        The unique properties of the Essential Oils Extraction technologies, promoted by us, position it to play a pivotal role in many lucrative business sectors. An integrated application of the technology with a supporting agriculture/horticulture infrastructure can promote the development of new dynamic, sustainable businesses.

Ecasol

        IET has a license on a proprietary technology (Ecasol) that was originally developed in the Soviet Union. This unique technology is based on electrochemical activation (ECA), which is the process of passing ordinary water or a diluted saline solution (0.01 - 1.0%) through a specially designed electrolytic cell in order to modify their functional properties without adding reagents. Ecasol solutions have the demonstrated ability to:

  Destroy microorganisms such as salmonella, e-coli, listeria and anthrax spores;

  Neutralize chemical agents such as Soman and VX;

  Purify water; and

  Clean and Degrease.

        The IET Ecasol technology division can produce two basic types of ECA solutions:

1) Anolyte solutions are strong oxidizing solutions with a pH range of 3.5 - 8.5 and an Oxidation-Reduction Potential (ORP) of +600 to +1200 mV. Anolytes can potentially be used as a broad-spectrum germicidal agent to kill all types of microorganisms including viruses, fungi and bacteria.

2) Catholyte solutions are anti-oxidizing, mild alkaline solutions with a pH range of 10.5 to 12.0 and ORP of -600 to -900 mV. Catholtye solutions can potentially be used as degreasers or detergents.

    Based on extensive research, both anolyte and catholye solutions:

  Are environmentally friendly; non toxic to both humans and animals;

  Do not require special handling;

  Are powerful biocides;

  Can be safely disposed of in sewage systems;

  Are fast acting;

  Can be used in all stages of disinfection and cleaning;

  At recommended concentrations, do not bleach surfaces or materials;

  Can be applied in liquid, ice or aerosol (fog) form;

  Are hypoallergenic;

  Yield by-products that are non-toxic, environmentally friendly and leave no synthetic chemical residue;

  Can be generated on-site, thus eliminating handling and storage of chemicals.

  Can be produced on-site from tap water and salt in required quantities and concentration of active ingredients, pH and salinity (mineralization).

        In addition, anolyte application as hard surface disinfectants on a daily basis for more than ten years demonstrated that microorganisms do not develop resistance against anolytes over time.

        The characteristics described above position Ecasol for potential applications in a number of areas directly related to personal health and safety. For example, in 1997 the U.S. Marines Corps commissioned the Battelle Memorial Institute (a premiere non-profit research organization headquartered in Columbus, Ohio) to test the efficacy of the Ecasol technology in applications relating to the protection of individuals from chemical and biological weapons. In the initial phases of these tests, Ecasol was tested against the anthrax spore, botatoxin, Soman and mustard gas. Following these tests, field-testing (Operational Tests) were conducted at Camp Lejeune, North Carolina by the Marine Corps Chemical/Biological Incident Response Force (CBIRF). By April 1998 the Marine Corps Systems Command had concluded that Ecasol represented "not just an improvement but a breakthrough in the effectiveness of destroying anthrax and botulism on contact." The Company believes there are numerous other practical, cost-effective applications for the Ecasol technology.

Personnel

        As of December 31, 2003, we had 1 employee/consultant. We were dependent upon William E. Prince our sole officer and director of the Company in 2003. As operations begin we will need seven additional employees over the next twelve months, three for the Naturol Division and four for the Ecasol Division.

        On January 19, 2004, Mr. Prince appointed Michael J. Cunningham and Dr. Valgene L. Dunham as Directors of the Company.

Consultants

        James R. Ladd: On July 15, 2003, IET entered into a Consulting Agreement with James R. Ladd, wherein Mr. Ladd agreed to identify possible markets for our products and services, to make initial contacts with potential users of our products and services, and to advise us on potential strategies for marketing our products and services. Mr. Ladd has expertise in the areas of environmental remediation, waste treatment and corporate development. The term of the agreement was for a period of 60 days. We agreed to pay Mr. Ladd $5,200 for services rendered pursuant to the agreement and the said amount was paid within 30 days of invoice by Mr. Ladd. We also agreed to pay Mr. Ladd up to $500 for travel and expenses incurred in the performance of the Agreement. A copy of the Agreement was attached as an exhibit to Form 10-QSB filed on November 19, 2003.

        William E. Prince: On August 27, 2003, we entered into a Consulting Agreement with William E. Prince, wherein Mr. Prince agreed to continue the establishment of a corporate operation in North Carolina and provide all services necessary as President and Chief Executive Officer. Mr. Prince has expertise in the areas of environmental remediation, waste treatment and corporate development. We agreed to pay Mr. Prince $5,000 monthly for services rendered pursuant to the Agreement payable within 30 days of invoice by Mr. Prince, at the beginning of each month. We also agreed to pay for travel and expenses incurred in the performance of the Agreement. A copy of the Consulting Agreement was attached as an exhibit to Form 10-QSB filed on November 19, 2003. The agreement expired on December 31, 2003 and as of February 1, 2004, Mr. Prince was added to IET's payroll. Mr. Prince is no longer a consultant of the Company but remains as CEO, President and Director of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

        Our executive office is located at 201 E. Elizabeth St., Elizabeth City, NC 27909 provided by Matrix Technology Alliance, Inc. The office is provided pursuant to an agreement between IET and Matrix Technology Alliance, Inc., entered into on August 27, 2003, wherein Matrix agreed to provide us with office space along with other clerical support services.

        Effective March 1, 2004, the agreement with Matrix was terminated. We agreed to share expenses of the office until we relocate to the South Carolina Building.

South Carolina Building

        On January 2, 2004, IET entered into a Contract of Sale with JMW Investments ("JMW"), wherein JMW agreed to sell and convey and IET agreed to purchase the real property commonly known as 4235 Commerce Street in the Strand Industrial Park, Little River, South Carolina together with a 12,000 sf building and improvements on the property for a purchase price of $375,000. On February 20, 2004, IET closed escrow on the property. IET anticipates, following completion of minor renovations to the building, moving into the building by the end of March.

ITEM 3. LEGAL PROCEEDINGS

        We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

        On March 18, 2004, we filed a Proxy Statement noticing our annual meeting. We are soliciting proxies to: (i) change our name to Integrated Environmental Technologies, Ltd., (ii) elect directors for the upcoming year, and (iii) ratify the appointment of our auditors.

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

(a) Market Information

Prices of Common Stock. Since July 19, 2000, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin under the trading symbol "NTUH". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 26, 2004 the bid price was $0.57 and the ask price was $0.53 per share.

        The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2003		2002
	High	Low	High	Low
1st Quarter	0.06	0.02	1.21	0.43
2nd Quarter	0.06	0.05	0.57	0.33
3rd Quarter	0.13	0.06	0.49	0.40
4th Quarter	0.18	0.09	0.47	0.36

(b) Holders of Common Stock

        As of March 26, 2003, we had approximately 94 stockholders of record of the 17,224,793 shares outstanding.

(c) Dividends

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

Recent Sales of Unregistered Securities

Warrant

        On August 27, 2003, we granted a warrant to purchase 500,000 shares of our common stock at $0.10 per share to Stoecklein Law Group for partial payment of professional services in assisting us with our public filing requirements, valued at $17,500. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). On January 13, 2004, Stoecklein Law Group exercised its warrants and on January 22, 2004, we filed an S-8 Registration with the Securities and Exchange Commission registering the 500,000 shares of common stock issued to Stoecklein Law Group.

Stock Issuances

        On August 27, 2003, we issued 2,556,052 shares of common stock to 3GC Ltd., a Nevada corporation, pursuant to an Equity-for-Debt Exchange Agreement, whereas we agreed to exchange $255,605.14 of current notes we held payable to 3GC for 2,556,052 shares of our common stock. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        From August through December 2003, we sold 4,750,000 shares of common stock to 17 accredited investors for a total purchase price of $475,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares.

Subsequent Event

        In January of 2004, we sold 4,200,000 shares of common stock to 39 accredited investors for a total purchase price of $420,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of there investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares.

        On March 10, 2004, we issued 100,000 shares of common stock to William E. Prince as a sign on bonus for serving as an officer and director of the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On March 10, 2004, we issued 50,000 shares of common stock to Marion C. Sofield as a sign on bonus for her serving as Executive Vice President of IET. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6. PLAN OF OPERATION

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

Overview

        Naturol Holdings Ltd., ("NHL") formerly Coronado Explorations Ltd., a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, NHL completed a merger wherein Naturol became a wholly-owned subsidiary of NHL. NHL is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

        Since our incorporation in February 2, 1999, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our recent activities include the execution of a License agreement through IET with Electro-Chemical Technologies Ltd., a Nevada corporation, and Laboratory of Electrotechnology Ltd., a Russian limited liability company. IET has also entered into a Collaborative Agreement with Coastal Carolina University, whereby the University will assist IET in implementing a multi-faceted business strategy based on two core property technologies: 1) a state of the art process that can extract superior oils from botanicals in an effective, cost-competitive and environmentally safe manner; and 2) a technology for electrochemical activation (ECA) that produces solutions having potential applications ranging from destroying potentially harmful microorganisms such as salmonella and anthrax to neutralizing dangerous chemical agents.

        On August 27, 2003, NHL, as the sole stockholder of Naturol, Inc., authorized the amendment to Naturol Inc.'s Articles of Incorporation to change its name to Integrated Environmental Technologies Ltd., ("IET").

        We have yet to generate revenues from any source and there is a substantial going concern issue as to whether we will ever be able to commercialize our two technologies and generate sufficient, if any, revenues to satisfy our working capital requirements. Since inception, we have been dependent on the sale of our equity securities and loans from affiliates to satisfy our working capital requirements. We continue to have a working capital deficiency that raises substantial concern regarding our ability to continue as a going concern.

Plan of Operation

        During the coming twelve-month period, the Company intends to implement strategies that will result in the commercial application of both the Essential Oils Extraction and Ecasol technologies. The Essential Oils Extraction technology will be used to extract oils that will be marketed under a joint venture agreement; the Ecasol technology will be incorporated into water purification and treatment units. A more in-depth description of these two strategies follows below.

Essential Oils Extraction Division

        On October 14, 2003, IET entered into a joint venture with SPDG Naturol Ltd. (SPDG). SPDG owns the exclusive rights for the use of the Essential Oils Extraction technology in industries such as soybean oil for both human consumables and industrial applications; flaxseed for industrial uses; veronia for industrial epoxy; and aloe, rose and jasmine for cosmeceutical uses. Under the terms of the agreement, IET and SPDG will jointly participate in a wide range of activities designed to result in the successful commercialization of the Essential Oils Extraction technology, including product development, production and marketing.

        Expected purchase of plant and significant equipment. The first initiative pursuant to the joint venture agreement will be the establishment of a 150 Liter Essential Oils Extraction facility in Horry County, South Carolina. This facility, which will be composed of three 50 Liter Essential Oils units, will be used for research and demonstration purposes as well as commercial production of botanical oils. One 50 Liter unit will be dedicated to research and demonstration; the other two units will be used for commercial production. The three units have been ordered, and this facility is slated to be operational by the end of the third quarter of 2004.

        The essential oils extracted at the facility will be marketed to nutraceutical, pharmaceutical, and food additive suppliers. SPDG will broker the sale of these oils to existing clients, most of whom are in Europe. The first three botanicals from which oils will be extracted for commercial sale are Voacanga, Griffonia, and Neem. Depending upon market opportunities, other botanicals may be substituted for one or more of these plants.

Ecasol Division

        Under our license agreement with Electro-Chemical Technologies, Ltd., entered into on September 4, 2003, we anticipate commencing production of small volume water purification units and custom demonstration units for wastewater treatment by the end of the second quarter of 2004. IET intends to market and distribute the small volume water purification units to the recreational vehicle and camping industry and to home supply outlets for in-home models. IET will contract with sales representation organizations with strengths and proven track records consistent with IET target markets across the United States.

        Summary of Research and Development that will perform the term of the plan for the Ecasol Division. Research and development will continue over the next twelve months for the Ecasol Division to identify and design Ecasol solution delivery systems for additional applications. Demonstration projects have been identified and are being evaluated for the next twelve months. These projects facilitate wastewater treatment for residential package plants and agriculture wastewater systems. IET has successfully completed one wastewater demonstration project with the U.S. Army Corps of Engineers and the Missouri Department of Natural Resources. IET plans to incorporate the research data obtained from the Missouri project with the planned demonstration projects into the custom design of future delivery systems. Additional research projects are being contemplated for disinfection solutions for the food industry and biohazard applications.

Essential Oils Extraction Technology

        Summary of Research and Development that we will perform the term of the plan for the Essential Oils Extraction Technology. Research and development activities related to extracted botanical oils and the Essential Oils Extraction technology will be ongoing throughout the next twelve months. IET intends to incorporate the research findings relative to new crops and botanical oil products into an evolving marketing plan. Working with Coastal Carolina University, agricultural research programs in areas where the agricultural economy is depressed due to the decline of tobacco, the Company and the University will attempt to identify botanicals for oil extraction that will represent new, financially viable replacement crops for tobacco. As indicated above, one of the 50 Liter extraction units will be dedicated to research, development, and demonstration. The basic services that the University will provide to IET are as follows:

        Alternative Botanical Feedstock Assessment:

  Identify plants that can grow in South Carolina;

  Develop approaches and methods to optimize the production of those plants as feedstock for the Essential Oils extraction process;

  Perform financial analysis of the supply crop(s);

  Conduct botanical research;

  Facilitate assistance to South Carolina growers through collaboration with farm extension service.

Product and Market Analysis:

  Evaluate extracted oils using bioassays and spectrometry and the recording/cataloging of such;

  Examine alternative applications for the oils currently targeted for processing;

  Identify markets for other botanical oils whose source plant(s) that can be grown in South Carolina;

  Assist with demonstration projects involving research of botanicals.

Ecasol Technology

        As is the case with the Essential Oils Extraction technology, Coastal Carolina University will perform a number of tasks critical to the development of applications of the Ecasol technology.

        Product Evaluation and Market Assessment:

  Assist in optimizing the effective utilization of this technology;

  Select the most appropriate market applications for demonstration projects;

  Provide assistance in the development of delivery systems;

  Test and record data relative to the effectiveness of specific applications;

  Serve as liaison with South Carolina Department of Health and Environmental Control.

        IET will provide the following to support the activities of the University described above:

  Paid internships with undergraduate and graduate students with appropriate supervision;

  Access to all historical research (over a period of 15+ years) for faculty review and study;

  Oil extraction vessel and Ecasol equipment dedicated to University research requirements;

  Cooperation in exploring co-location at Coastal Carolina University to aid in technology transfer.

        The term of the agreement is for five (5) years and may be renewed by the Parties for an additional mutually agreed upon period.

        IET also has in place an agreement with SPDG a business development of The Coach House Group, U.K., whereby they agree to provide technology and equipment, along with related expertise. In return, IET will effectively enter The Coach House Group, U.K., into the United States market.

        As is true with almost every development stage company, IET will face considerable obstacles in its efforts to achieve the results described in this document. These obstacles potentially include difficulty in hiring competent personnel within budget constraints and a shortfall of funding due to the inability to raise sufficient capital in the debt or equity market. However, based on the positive developments to date, Naturol Holdings, Ltd. believes a solid framework has been created in which it can be successful in achieving the outcomes reflected in this Business Plan and the goals it has set for its operating subsidiary, IET.

        Satisfaction of our cash obligations for the next 12 months. We recently completed a capital raise of $750,000 which will provide sufficient cash for the next six months. We plan on satisfying our additional cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

        Significant changes in the number of employees. As of December 31, 2003, we had 1 employee. As operations begin we will need seven additional employees over the next twelve months, three for Essential Oil Extraction Technology and four for the Ecasol Division. As of January 19, 2004, we added two new directors to assist the Company in moving into the production phase.

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

        Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. We have recently completed a capital raise of $750,000.00 which will provide sufficient cash for the next 6 months. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

        We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

        The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7. FINANCIAL STATEMENTS

        See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

        We are a development stage company with no revenues and during 2003 our sole officer and director had responsibility for our internal controls and procedures over our financial reporting.

        We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Mr. Prince, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Prince concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        On January 28, 2003, Isaac Moss our then sole officer and director appointed Bradley Grieco as new director of the Company. Mr. Moss resigned following Mr. Grieco's appointment and Mr. Grieco subsequently elected himself as the sole officer of the Company.

        On August 27, 2003, Bradley Grieco appointed William E. Prince as new director of the Company. Mr. Grieco resigned following Mr. Prince's appointment and subsequently, Mr. Prince elected himself as the sole officer of the Company.

Subsequent Events

        On January 19, 2004, our then sole officer and director, Mr. Prince appointed Michael J. Cunningham and Dr. Valgene L. Dunham as Directors of the Company. Mr. Cunningham and Dr. Dunham shall serve until the next annual meeting of stockholders.

        The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Positions and Offices held
William E. Prince	53	CEO, President, Secretary/Treasurer and Chairman
Michael J. Cunningham	60	Director
Dr. Valgene L. Dunham	63	Director

Duties, Responsibilities and Experience

        William E. Prince, age 52, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Prince served as Executive Director of the Albemarle Economic Development Commission from 1999 to August 2003. Mr. Prince was branch and regional manager of Law/Gibb Group, an employee owned international environmental engineering consultants from 1996 to 1999. Mr. Prince was Vice President and branch manager for Froehling & Robertson, a family owned environmental consulting firm from 1994 to 1996. From 1990 to 1994, Mr. Prince served as Vice President for Business Development and was a principal and owner with Ragsdale Consultants, Inc., and DSA Design Group, both privately held engineering and environmental consultants. From 1979 to 1990 Mr. Prince held various management positions with Law Engineering and Environmental Services, an employee owned international consulting firm. Primary responsibilities were new ventures and company growth.

        Michael J. Cunningham OBE Mphil (Cantab), age 60, is a Director of the Company. From 1994 to the present, Mr. Cunningham has been Chairman and CEO of The Coach House Group UK Ltd ("CHGUK"), a specialist research and development company, based in the UK with offices and associates world-wide. Mr. Cunningham is also Chairman and CEO of The Sustainable Projects Development Group, a UK based subsidiary of CHGUK, specializing in the identification and development of sustainable technologies utilizing natural resources and materials, with projects underway in several countries. Since 2000, Mr. Cunningham has been a Director of Healthworld International, a start-up company developing natural medicines and neutraceutical products from botanical and animal sources in Africa. From 1994 to 1997, Mr. Cunningham was CEO of London Minsk Development Company, specializing in the conversion of military technologies to commercial use and the development and application of economic offset programs. He was appointed Professor at Lancaster University in 1994. He was the recipient of the Yuri Gargarin Medal for services to Russian Space Industry in 1993. In 1987, he was a Lecturer, Examiner and did post-graduate programs at Cambridge University Centre of International Studies. In 1985 he was an Officer of the Order of the British Empire.

        Dr. Valgene L. Dunham, age 63, is a Director of the Company. Mr. Dunham is also the Vice President for Grants, Contract Administration and Research Planning for Coastal Carolina University in South Carolina. In the fall semester of 2002, Mr. Dunham served as the Special Assistant to the President of Coastal Carolina University. In the summer of 2002, Mr. Dunham served as Interim Provost of Coastal Carolina University. From 1995 through 2002, Mr. Dunham served as Dean of the College of Natural & Applied Sciences of Coastal Carolina University. In 1969, Mr. Dunham received his Ph.D. in Botany from Syracuse University in New York. In 1965, Mr. Dunham received his Masters in General Science from Syracuse University in New York.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires NHL executive officers and directors, and persons who beneficially own more than ten percent of NHL's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish NHL with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to NHL and written representations from NHL executive officers and directors, NHL believes that during the year ended 2003 there were no delinquent filers.

Audit Committee and Financial Expert

        We do not have an Audit Committee, our sole director during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

        We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

        A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

        We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

        Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company in 2003. We believe that as a result of the limited interaction which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

        We do not have a Nominating Committee or Nominating Committee Charter. William E. Prince, our sole director in 2003, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

2002 Stock Option Plan

        The following description applies to the stock option plan which we adopted in July of 2002; options have been granted as of the date of this filing.

        We have reserved for issuance an aggregate of 2,000,000 shares of common stock under our 2002 Stock Option Plan. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

        Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plan) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the planned stock option plan. The committee will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plan.

        Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

        Each option granted under the stock option plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

Consultant and Employee Stock Compensation Plan

        We currently maintain a consultant and employee stock compensation plan to allow the Company to compensate officers, directors, employees, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The effective date of the consultant and employee stock compensation plan is January 21, 2004. The following table sets forth information regarding outstanding shares issued under the plan and shares reserved for future issuances under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under consultant and exmployee compensation plan (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by shareholders	--	$ --	--

Equity compensation plans not approved by shareholders	500,000 (1)	$ 0.10	0

Total	500,000	$ 0.10	0

(1) Shares issued pursuant to a warrant agreement with Stoecklein Law Group. Stoecklein Law Group exercised its warrant on January 13, 2004.

        A copy of the Consultant and Employee Stock Compensation Plan was attached as an exhibit to Form S-8 filed on January 22, 2004.

ITEM 10. EXECUTIVE COMPENSATION

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

Compensation of Directors

        All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings.

Compensation Committee

        We currently do not have a compensation committee of the board of directors. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
William E. Prince (1) President/Director	2003	$29,000	-0-	-0-	-0-	-0-	-0-

Bradley Grieco (2) President/Director	2003	-0-	-0-	-0-	-0-	-0-	-0-

Isaac Moss (3) Director & Officer	2002 2003	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1) Mr. Prince was appointed sole officer and director of the Company on August 27, 2003.

(2) Mr. Grieco was appointed sole officer and director of the Company on January 28, 2003 and resigned on August 27, 2003.

(3) Mr. Moss resigned as officer and director of the Company on January 28, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 26, 2004 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 17,224,793 shares of common stock outstanding.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
William E. Prince, President & Director 201 E. Elizabeth City St. Elizabeth City, NC	100,000	1%
Michael J. Cunningham, Director (3) 201 E. Elizabeth City St. Elizabeth City, NC	100,000	1%
Dr. Valgene L. Dunham, Director (3) 201 E. Elizabeth City St. Elizabeth City, NC	0	0%
3GC LTD. (4) (5) 2856 LaCasita Ave. Las Vegas, NV 89120	2,988,415	17%
Gary J. Grieco (4) (6) 2856 LaCasita Ave. Las Vegas, NV 89120	1,139,000	7%
Robert R. Lucas 13700-2 Six Mile Cypress Pkwy Fort Myers, FL 33912	1,000,000	6%
Mark C. Northrop 13700-2 Six Mike Cypress Pkwy Fort Myers, FL 33912	1,000,000	6%
All Directors & Officers and Beneficial Owners as a Group	6,327,415	37%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

(2) Rounded to the nearest whole percentage.

(3) Appointed Director of the Company on January 19, 2004.

(4) Gary J. Grieco is the sole officer, director and Stockholder of 3GC LTD. and has the power to direct the voting of 3GC LTD.'s shares.

(5) As of December 31, 2003, all 2,988,415 shares have been fully paid and the shares were issued on March 10, 2004.

(6) As of December 31, 2003, all 1,116,500 shares have been fully paid and the shares were issued on March 10, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On August 27, 2003, we entered into a Consulting Agreement with William E. Prince, whereas Mr. Prince agreed to continue the establishment of a corporate operation in North Carolina and provide all services necessary as President and Chief Executive Officer. We agreed to pay Mr. Prince $5,000 monthly for services rendered pursuant to the Agreement. We also agreed to pay for travel and expenses incurred in the performance of the Agreement. A copy of the Consulting Agreement was attached as an exhibit to Form 10-QSB filed on November 19, 2003. The agreement expired on December 31, 2003 and as of February 1, 2004, Mr. Prince was added to IET's payroll. Mr. Prince is no longer a consultant of the Company, but remains as CEO, President and Director of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1**	Contract of Sale, dated January 2, 2004.
10.2***	Collaborative Agreement between Integrated Environmental Technologies Ltd. and Coastal Carolina University, dated 12/11/03.
10.3****	Consultant and Employee Stock Compensation Plan, dated January 21, 2004.
10.4*****	Lease for Executive/Guest Space
10.5*****	Consulting Agreement with James R. Ladd, dated 7/15/03.
10.6*****	Contract for Services with Matrix Technology Alliance, Inc., executed 8/27/03.
10.7*****	Consulting Agreement with William E. Prince, dated 8/27/03.
10.8*****	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd.
10.9*****	Supply Agreement
10.10*****	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd.
10.11*****	Equity-for-Debt Exchange Agreement with 3GC Ltd.
23*	Consent of Auditor.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

______

* Filed herewith.

** Filed in Form 8-K on March 1, 2004.

*** Filed in Form 8-K on January 8, 2004.

**** Filed in Form S-8 on January 22, 2004.

***** Filed in Form 10-QSB on 11/19/03.

(b) Reports on Form 8-K - Filed in the Last Quarter

  Form 8-K filed on September 15, 2003 New sole officer and director, stock issuance, new executive office, name change of wholly-owned subsidiary, and Equity-for-Debt Exchange Agreement.

  Form 8-K filed on January 8, 2004 Collaborative Agreement.

  Form 8-K filed on March 1, 2004 Contract of Sale and new directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

        The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $18,500 and $9,200, respectively.

(2) AUDIT-RELATED FEES

        The aggregate fees billed by Weaver & Martin LLC for professional services rendered for audit related fees for fiscal years 2003 and 2002 were $16,500 and $7,200, which primarily related to audit services for potential acquisition candidates.

(3) TAX FEES

        The aggregate fees to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal years 2003 and 2002 were $2,000 and $2,000.

(4) ALL OTHER FEES

        There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2003 and 2002 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

        We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

        Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUROL HOLDINGS LTD.                                                 DATE: March 30, 2004

By:/S/William E. Prince

William E. Prince, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                             Title                                                 Date

/S/William E. Prince                                        President, Secretary/Treasurer,                    March 30, 2004

William E. Prince CEO, Chairman,

Chief Accounting Officer

/S/Dr. Valgene L. Dunham                                              Director                                      March 30, 2004

Dr. Valgene L. Dunham

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

Naturol Holdings, Ltd.

We have audited the accompanying consolidated balance sheet of Naturol Holdings, Ltd. (a development stage company) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the year ended December 31, 2003 and the eleven month period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naturol Holdings, Ltd. and subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the eleven month period ended December 31, 2002 in conformity with U.S. accounting principles generally accepted.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have any business operations. The Company must sell company stock or obtain debt financing in order to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kansas City, Missouri

March 30, 2004

Naturol Holdings, Ltd.

(A Development Stage Company)

Consolidated Balance Sheet

	December 31,
	2003	2002

Assets
Current assets:
Cash	$ 284,221	$ 243
Inventory	15,000	-
Prepaid asset	2,525	-

Total current assets	301,746	243

Equipment	3,547	-
Accumulated depreciation	(296)	-

Total equipment	3,251	-

Other asset-license agreement net of accumulated
amortization of $1,695 at 12/31/03	73,305	-

	$ 378,303	$ 243
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$ 61,945	$ 65,936
Notes payable	5,000	114,292

Total current liabilities	66,945	180,228

Shareholders' equity (deficit):
Common stock 200,000,000 shares authorized par value $.001, 5,068,741 shares issued and outstanding at December 31,2003 and 2002	5,069	5,069
Stock bought not issued	7,306	-
Paid-in-capital	812,980	72,181
Deficit accumulated during the developmental stage	(513,997)	(257,235)

Total shareholders' equity (deficit)	311,358	(179,985)

Total liabilities and shareholders' equity	$ 378,303	$ 243

See notes to consolidated financial statements

Naturol Holdings, Ltd

(A Development Stage Company)

Consolidated Statement of Operations

	Year Ended December 31, 2003	Eleven Months Ended December 31, 2002	From Inception June 18, 2001 to December 31, 2003
Professional fees	$ (78,759)	$ (59,488)	$ (235,845)
Administration fee	(100,600)	-	(100,600)
Salary	(29,000)		(29,000)
License fee	-	-	(50,000)
Depreciation and amortization	(1,991)	-	(1,991)
Interest expense	(9,474)	(7,727)	(17,266)
Rent	(11,250)	-	(11,250)
Expense of affiliate	-	(3,875)	(3,875)
Product testing	(10,750)	-	(10,750)
Office & miscellaneous expense	(7,548)	(10,355)	(31,262)
Travel & entertainment	(7,390)	(14,768)	(22,158)

Net income (loss)	$ (256,762)	$ (96,213)	$ (513,997)

Net income (loss) per share basic and diluted	$ (0.05)	$ (0.01)	$ (0.07)

Weighted average shares outstanding	5,068,741	13,340,258	7,023,220

See notes to consolidated financial statements

Naturol Holdings, Ltd.

(A Development Stage Company)

Consolidated Statement of Shareholders' Deficit

	Common Stock Per Share Shares Amount			Stock Bought Not Issued	Subscription Receivable	Paid In Capital	Deficit Accumulated During The Developmental Stage	Total Shareholders' Deficit
Inception date June 18,
2001-shares sold	$0.005	9,680,000	$ 9,680	$ -	$ (5,680)	$ 37,280	$ -	$ 41,280
Shares sold	1.250	67,000	67	-	-	83,415	-	83,482
Reverse merger	0.005	5,253,002	5,253	-	-	(52,765)	-	(47,512)
Net loss		-	-	-	-	-	(161,022)	(161,022)
Balance January 31, 2002		15,000,002	15,000	-	(5,680)	67,930	(161,022)	(83,772)

Shares cancelled		(9,931,261)	(9,931)	-	5,680	4,251	-	-
Net loss		-	-	-	-	-	(96,213)	(96,213)
Balance December 31, 2002		5,068,741	5,069	-	-	72,181	(257,235)	(179,985)

Stock bought not issued
4,750,000 shares	0.010	-	-	4,750	-	470,250	-	475,000
Options issued		-	-	-	-	17,500	-	17,500
Debt converted into stock
but stock not issued
2,556,050 shares	0.010	-	-	2,556	-	253,049	-	255,605
Net loss		-	-	-	-	-	(256,762)	(256,762)
Balance December 31, 2003		5,068,741	$ 5,069	$ 7,306	$ -	$812,980	$ (513,997)	$ 311,358

See notes to consolidated financial statements

Naturol Holdings, Ltd.

(A Development Stage Company)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2003	Eleven Months Ended December 31, 2002	From Inception June 18, 2001 to December 31, 2003
Cash flows from operating activities:
Net loss	$ (256,762)	$ (96,213)	$ (513,997)
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,991	-	1,991
Warrants issued for services	17,500	-	17,500
Changes in operating assets and liabilities:
Inventory	(15,000)	-	(15,000)
Prepaid asset	(2,526)	-	(2,526)
Accounts payable	(3,991)	3,898	61,944
Cash used in operating activities	(258,788)	(92,315)	(450,088)

Cash flows from investing activities:
Purchase of equipment	(3,547)	-	(3,547)
Purchase of license agreement	(75,000)	-	(75,000)
Cash (provided by) used in investing activities	(78,547)	-	(78,547)

Cash flows from financing activities:
Increase (decrease) in note payable	146,313	87,727	234,106
Proceeds from the sale of common stock	475,000	-	578,750
Cash provided by financing activities	621,313	87,727	812,856

Increase (decrease) in cash	283,978	(4,588)	284,221

Cash beginning of period	243	4,831	-
Cash end of period	$ 284,221	$ 243	$ 284,221

Supplemental disclosure of cash flow information:
Cash paid for interest	$ - -	$ - -	$ - -
Cash paid for income taxes	- -	- -	- -

Noncash financing activities:
Stock issued for subscription receivable	$ - -	$ (22,720)	$ 28,400
Stock issued and note assumed in reverse merger	- -	- -	52,765
Stock returned to the Company and cancelled	- -	9,931	9,931
Reverse stock split	- -	60,000	60,000
Stock issued for conversion of note payable	255,605	-	255,60

See notes to consolidated financial statements

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Naturol Holdings Ltd., (NHL) formerly Coronado Explorations Ltd., (CEL) a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, NHL completed a reverse triangular merger between Coronado Subsidiary Corp (CSC), a Nevada corporation and a wholly owned subsidiary of NHL, and Naturol Inc. (Naturol), a Nevada corporation, whereby NHL issued 10,000,002 shares of its common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of NHL. NHL assumed a note due from CEL to a shareholder of Naturol totaling $26,500. Also 5,000,000 outstanding shares of CEL remained outstanding. Naturol exchanged the 10,000,002 shares received in the merger with its shareholders who held 9,747,000 shares. The par value of the CEL shares ($25,000) that remained outstanding, the par value of the excess shares issued in the exchange for Naturol shares ($1,265) and the note value ($26,500) were offset to paid in capital. There were no assets or operating activities of CEL as it was a development stage entity. These financial statements are of Naturol since its inception of June 18, 2001. CEL's fiscal period ended on January 31 so the 2002 fiscal year ended on January 31, 2002. The Company changed its year-end to December 31 and the financial statements for the year ended December 31, 2002 included the results of operations for an eleven-month period (February 1, 2002 through December 31, 2002).

In the fiscal year ended December 31, 2002 the Company acquired a 49% interest in Naturol (Canada) Limited with the remaining 51% owned by an Officer of the Company. The Canadian affiliate had begun operations in November 2001. On December 16, 2002 the Company returned all of its ownership interest in Naturol, (Canada) Limited. During the eleven month period ended December 31, 2002 the Company had expenses totaling approximately $3,875 relating to its investment in Naturol (Canada) Limited.

The Company's wholly owned subsidiary Naturol, Inc changed its name to Integrated Enviromental Technologies Ltd. (IET) on August 27, 2003.

The Company is in the development stage and its activities to date have been limited to organizational activities including developing and implementing its business plan, establishing business strategies and formulating a strategy to raise equity.

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Principles of consolidation

The financial statements include the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash, accounts payable and note payable approximates fair value because of the short-term natures of these items.

Loss per share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on December 31, 2003.

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

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Long-lived assets

The Company reviews the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. The Company measures impairment using discounted cash flows of future operating results based upon a rate that corresponds to the Company's cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Revenue recognition

The Company has not recognized any revenue during its corporate existence but its policy is to recognize revenue when products are shipped to customers.

Inventory

Inventory of water purification devices is valued at the lower of cost or market (first-in, first-out) method.

Recent issued accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating the Interpretation and believes its adoption will not have a material impact on its financial position or results of operations.

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered onto or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective in the fourth quarter of the Company's fiscal 2003. The Company's adoption of SFAS No. 150 did not have material impact on its financial position or results of operation.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Depreciation and amortization

Depreciation is provided by the straight-line method using an estimated life of the equipment of 5 years. Amortization of the right to market the patent is on the straight-line method using the remaining life of the patent of 177 months beginning September 2003.

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

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 3-COMMON STOCK

The company had a subscription receivable for the sale of stock totaling $28,000. The receivable was eliminated when a shareholder returned 9,931,261 shares of the Company stock on November 1, 2002. That stock was cancelled.

The Company's Board of Directors approved a stock option plan on July 22, 2002 totaling 2,000,000 shares of common stock.

On July 22, 2002 the Company's Board of Directors approved a 1 for 5 reverse stock split. The financial statements have been retroactively adjusted for this reverse split.

On August 27, 2003, the Company granted a warrant to purchase 500,000 shares of common stock at $0.10 per share to Stoecklein Law Group for partial payment of professional services. Using the Black-Scholes pricing model, the options were valued at $17,500 resulting in a credit to paid-in capital. The factors used in the valuation were interest rate of 3.42%, days to expiration 1,325, strike price $0.10, volatility 32.75% and yield as 0%. The Company believes that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 27, 2003, the Company agreed to issue 2,556,052 shares of common stock to 3GC Ltd., a Nevada Corporation, pursuant to an Equity-for-Debt Exchange Agreement, whereas 3GC exchanged $255,605 of a current notes due to them for the shares of common stock. The issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were not issued at December 31, 2003. The par value of $2,556 was recorded in the equity account stock bought not issued.

On August 28, 2003, a sale of 250,000 shares of common stock was made to an individual accredited investor for a total purchase price of $25,000, all of which was paid in cash. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. The recipient had the opportunity to speak with management on several occasions prior to the investment decision. There was no commission paid on the issuance and sale of the shares. The shares were not issued at December 31, 2003. The par value of $250 was recorded in the equity account stock bought not paid for.

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

On September 4, 2003, a sale of 250,000 shares of common stock was made to an individual accredited investor for a total purchase price of $25,000, all of which was paid in cash. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make the investment decision, including the financial statements and 34 Act reports. The recipient had the opportunity to speak with management on several occasions prior to his investment decision. There was no commission paid on the issuance and sale of the shares. The shares were not issued at December 31, 2003. The par value of the shares $250 was recorded in the equity account stock bought not paid for.

On September 22, 2003, a sale of 850,000 shares of common stock was made to an individual accredited investor for a total purchase price of $85,000, $75,000 of which was paid in cash and a note receivable of $10,000. The note was subsequently paid. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make the investment decision, including the financial statements and 34 Act reports. The recipient had the opportunity to speak with management on several occasions prior to his investment decision. There was no commission paid on the issuance and sale of the shares. The shares were not issued at December 31, 2003. The par value of the shares of $850 was recorded in the equity account stock bought not paid for.

On September 24, 2003, a sale of 100,000 shares of common stock was made to an individual accredited investor for a total purchase price of $10,000, all of which was paid in cash. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. The recipient had the opportunity to speak with management on several occasions prior to the investment decision. There was no commission paid on the issuance and sale of the shares. The shares were not issued at December 31, 2003. The par value of the shares of $100 recorded in the equity account stock bought not paid for.

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

In December 2003, a sale of 3,300,000 shares of common stock was made to accredited investors for a total purchase price of $330,000, all of which was paid in cash. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. The recipients had the opportunity to speak with management on several occasions prior to making investment decisions. There was no commission paid on the issuance and sale of the shares. The shares were not issued at December 31, 2003. The par value of $3,300 was recorded in the equity account stock bought but not paid for.

NOTE 4-LICENSE AGREEMENTS

The Company had an exclusive license agreement with MGA Holdings Limited whereby NHL was assigned the rights to the invention of a process and apparatus for preparing extracts and oils from natural plants. The only payment on the agreement was made during the period ended January 31, 2002 and was for $50,000. This was recorded as a license expense. The exclusive license was replaced with a non-exclusive license. In December of 2002 the Company received notice of termination from the Licensor, which termination and the acquiesce by our prior management is in dispute. We are still in the process of determining the usefulness of the technology associated with the license.

On October 14, 2003, the Company's wholly-owned subsidiary IET entered into an agreement with SPDG Naturol Ltd. to pursue the development of a process for extracting oils from botanicals.

On September 4, 2003, the Company's wholly-owned subsidiary entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd. (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and that fee will be amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization expense for the period ended December 31, 2003 was $1,695.

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 5-RELATED PARTY TRANSACTIONS

In the period ended January 31, 2002 fees totaling $34,773 were incurred with a law firm in which a Director during that period was Senior Counsel of the law firm. That person is no longer a Director of the Company.

The Company entered into an agreement with Mr. William Prince, an Officer of the Company, whereby the Company paid Mr. Prince $5,000 monthly for his services. The agreement expired on December 31, 2003. The total amount paid to Mr. Prince in the year ended December 31, 2003 was $29,000.

On August 1, 2003, Integrated Environmental Technologies Ltd. entered into a contractual agreement with Matrix Technology Alliance, Inc. ("Matrix"), whereas Matrix agreed to provide managerial, secretarial, bookkeeping and other clerical support services, including office space for the Company. According to the agreement fees for the period of September 1, 2003 through December 31, 2003, would be $97,000. The agreement was modified and fees were reduced to $60,000. For the year ended December 31, 2003 total fees paid to Matrix were $100,600. Effective March 1, 2004, the agreement for future years was terminated. Matrix and IET agreed to share expenses of the office until IET relocates to South Carolina.

NOTE 6-NOTES PAYABLE

The notes payable are demand notes due to corporations owned by a NHL stockholder with an interest rate of 10%.

NOTE 7 -INCOME TAX ES

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operations loss carry forward of approximately $513,997 which expires in 2017.

The net deferred tax is as follows;

Non-current asset for net

Loss carry-forward $180,000

Valuation allowance (180,000)

Total deferred tax net $ --

Naturol Holdings Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

A reconciliation of the previous for income taxes to the stationary federal rate for continuing operations is as follows;

Statutory tax rate 34.0%

Valuation allowance <34.0>

Effective tax rate 0.0%

NOTE 8-COMMITMENTS AND CONTINGENCIES

IET executed a five-month lease for Executive/Guest Space located in Elizabeth City, North Carolina. The Company agreed to pay rent of $1,550 every month beginning on July 24, 2003. The lease terminated on November 24, 2003.

NOTE 9-SUBSEQUENT EVENTS

On January 13, 2004, the Stoecklein Law Group exercised its warrants and on January 22, 2004, a S-8 Registration was filed with the Securities and Exchange Commission registering the 500,000 shares of common stock to Stoecklein Law Group.

In 2004, the Company sold 4,200,000 shares of common stock to accredited investors for a total purchase price of $420,000, all of which was paid for by cash.

On January 2, 2004, IET entered into a Contract of Sale with JMW Investments ("JMW"), wherein JMW agreed to sell and convey and IET agreed to purchase the real property commonly known as 4235 Commerce Street in the Strand Industrial Park, Little River, South Carolina together with a 12,000 sf building and improvements on the property for a purchase price of $375,000. On February 20, 2004, IET closed escrow on the property.

On January 5, 2004 the Board of Directors authorized the issuance of 100,000 shares of common stock to Mr. William Prince and 50,000 shares of common stock to Ms. Marion Sofield as a bonus to become full-time employees of the Company and the Company's subsidiary.