Form 10QSB
period 2004-03-31
NATUROL HOLDINGS LTD
filed 2004-05-14
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Formerly Naturol Holdings Ltd.)

(Exact name of small business issuer as specified in its charter)

Delaware	98-0200471
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4235 Commerce Street
Little River, South Carolina	29566
(Address of Principal Executive Offices)	(Zip Code)

(843) 390-2500

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004, was 17,224,793 shares.

Transitional Small Business Disclosure Format (check one):

Yes ___ No X

ITEM 1. FINANCIAL STATEMENTS

Integrated Environmental Technologies, Ltd.

(formerly known as Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$ 363,658	$ 284,221
Inventory	15,000	15,000
Deposits and prepaid assets	127,554	2,526
Total current assets	506,212	301,747

Building	380,569	-
Equipment	5,536	3,547
Accumulated depreciation	(2,677)	(296)
Total building and equipment	383,428	3,251

Other asset-license agreement net of accumulated amortization of $2,966 and $1,695 at 3/31/04 and 12/31/03	72,034	73,305
	$ 961,674	$ 378,303
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 39,156	$ 61,945
Current maturity of long-term debt	15,000	-
Notes payable	-	5,000
Total current liabilities	54,156	66,945

Long-term debt, net of current maturities	302,535	-

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $.001, 17,224,793 and 5,068,741 shares issued and outstanding at March 31, 2004 and December 31, 2003	17,225	5,069
Stock bought not issued	-	7,306
Paid-in-capital	1,286,397	812,980
Deficit accumulated during the developmental stage	(698,639)	(513,997)

Total stockholders' equity	604,983	311,358
Total liabilities and stockholders' equity	$ 961,674	$ 378,303

See notes to condensed consolidated financial statements

Integrated Enviromental Technologies, Ltd.

(formerly known as Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Statement of Operations

Unaudited

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	From Inception June 18, 2001 to March 31, 2004
Professional fees	$ (27,186)	$ -	$ (263,031)
Administration fee	(20,000)	-	(120,600)
Salary	(113,155)	-	(142,155)
License fee	-	-	(50,000)
Depreciation and amortization	(3,653)	-	(5,644)
Rent	(3,875)	-	(15,125)
Expense of affiliate	-	-	(3,875)
Product testing	-	-	(10,750)
Office & miscellaneous expense	(12,328)	(26)	(43,590)
Travel & entertainment	(3,351)	-	(25,510)

	(183,548)	(26)	(680,280)
Other income (expense):
Interest income	141	-	141
Interest expense	(1,235)	-	(18,500)

	(1,094)	-	(18,359)

Net loss	$ (184,642)	$ (26)	$ (698,639)

Net loss per share basic and diluted	$ (0.02)	$ (0.00)	$ (0.08)

Weighted average shares outstanding	7,689,551	10,891,454	9,098,216

See notes to condensed consolidated financial statements

Integrated Enviromental Technologies, Ltd.

(formerly known as Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

Unaudited

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	From Inception June 18, 2001 to March 31, 2004
Cash flows from operating activities:
Net loss	$ (184,642)	$ (26)	$ (698,639)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	3,653	-	5,644
Warrants issued for services	-	-	17,500
Stock issued for services	78,000	-	128,000
Changes in operating assets and liabilities:
Inventory	-	-	(15,000)
Deposits and prepaid assets	(125,028)	-	(127,554)
Accounts payable	27,212	-	39,156
Cash used in operating activities	(200,805)	(26)	(650,893)

Cash flows from investing activities:
Purchase of building and equipment	(382,559)	-	(386,106)
Purchase of license agreement	-	-	(75,000)
Cash used in investing activities	(382,559)	-	(461,106)

Cash flows from financing activities:
Payments on long-term debt and net notes payable	(6,215)	-	227,890
Increase in long-term debt	318,750	-	318,750
Proceeds from the sale of common stock	350,267	-	929,017
Cash provided by financing activities	662,802	-	1,475,657

Increase (decrease) in cash	79,438	(26)	363,658
Cash beginning of period	284,220	243	-
Cash end of period	$ 363,658	$ 217	$ 363,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,235	$ -	$ 18,500
Cash paid for income taxes	-	-	- -

Noncash financing activities:
Stock issued for subscription receivable	$ -	$ -	$ 28,400
Stock issued and note assumed in reverse merger	-	-	52,765
Stock returned to the Company and cancelled	-	-	9,931
Reverse stock split	-	-	60,000
Stock issued for accounts payable through exercise of warrants	50,000	-	50,000
Stock issued for conversion of note payable	-	-	255,605

See notes to condensed consolidated financial statements

Integrated Enviromental Technologies, Ltd.

(Formerly known as Naturol Holdings Ltd.)

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

        The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2003.

        We changed our name to Integrated Enviromental Technologies, Ltd. on May 5, 2004.

        Our business is in the development stage and our major activities to date have been limited to developing and implementing our business plan, establishing business strategies and raising equity.

        The financial statements include our wholly owned subsidiary, Integrated Environmental Technologies, Ltd, a Nevada corporation. All significant inter-company transactions and balances have been eliminated.

Note 2 - Going Concern

        The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 - Long-Term Debt

        The long-term debt is a mortgage on a building we acquired on February 20, 2004. The interest rate is .5% over the bank prime rate and can be adjusted daily with a maximum interest rate of 8% and a minimum interest rate of 4.5%. The current rate is 4.5% and the term of the loan is five years on a 30-year amortization with the final principal payment due 2/22/09.

Note 4 - Common stock and warrants

        All of the shares that were recorded as bought but not issued at December 31, 2003 were issued in the first quarter.

Integrated Enviromental Technologies, Ltd.

(Formerly known as Naturol Holdings Ltd.)

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

        We sold 4,200,000 shares of our stock in the first quarter of 2004 for a net amount of $350,267. The cost relating to the security sales was $69,024. This was netted against the sale proceeds. Cost consisted of mainly travel expenses by a shareholder who was assisting us in the sale of our stock.

        On March 10, 2004, we issued 100,000 shares to Mr. William Prince, our President, and 50,000 shares to Ms. Marion Soffield as an inducement to work full time for us. The value of our stock on the date of issue was $.52 per share and we recorded as wage expense $78,000 that was the fair market value of the stock issued to our employees.

        On January 13, 2004, 500,000 warrants owned by our legal firm, were exercised. We had a $50,000 payable recorded as due to the firm and this was used by the firm for the exercise price of the warrants. On January 22, 2004, we filed an S-8 Registration with the Securities and Exchange Commission registering the 500,000 shares of common stock to Stoecklein Law Group.

Note 5 - License agreement

        On September 4, 2003, the Company entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd. (supplier) whereby the company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules, "FEM"), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the period ended March 31, 2004 was $1,271.

Note 6 - Deposits and prepaid assets

        We have recorded a deposit of $36,000 paid to Electro-Chemical Technologies, Ltd. for the purchase of 600 FEM's that haven't been received by us as of March 31, 2004.

        We have recorded a deposit of $84,000 paid to SPDG Naturol Ltd, not related to any of our companies, for an extraction plant with a capacity of 150 Liters. We have not received this plant as of March 31, 2004.

        We have prepaid insurance of $5,028 relating to our building. The insurance will be amortized over the one-year life of the policy. The remaining deposits relate to office space at a former location.

Integrated Enviromental Technologies, Ltd.

(Formerly known as Naturol Holdings Ltd.)

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 7 - Related party transactions

        August 27, 2003, IET entered into a contractual agreement with Matrix Technology Alliance, Inc. ("Matrix"), wherein Matrix agreed to provide managerial, secretarial, bookkeeping and other clerical support services, including office space. An IET employee formerly acted as the executive director of Matrix. The IET employee resigned from the position as executive director of Matrix, effective February 27, 2004 and accepted a position with IET on March 1, 2004. The contract with Matrix was terminated on March 1, 2004. We paid Matrix $20,000 in the quarter ended March 31, 2004 prior to the termination of the contract.

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

Overview

        Integrated Environmental Technologies, Ltd. ("IET"), formerly Naturol Holdings, Ltd., a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, IET completed a reverse triangular merger between Coronado Subsidiary Corp. ("CSC"), a Nevada corporation and a wholly-owned subsidiary of IET, and Naturol Inc. ("Naturol"), a Nevada corporation, whereby IET issued 50,000,009 shares (pre 5 to 1 reverse split) of its common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly-owned subsidiary of IET. IET is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

        On August 27, 2003, IET, as the sole stockholder of Naturol, Inc., authorized the amendment to Naturol Inc.'s Articles of Incorporation to change its name to Integrated Environmental Technologies Ltd., a Nevada corporation ("IET-SUB").

        Since our incorporation on February 2, 1999, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our recent activities include the execution of a License agreement, through IET-SUB, with Electro-Chemical Technologies Ltd., a Nevada corporation, and Laboratory of Electrotechnology Ltd., a Russian limited liability company. IET-SUB has also entered into a Collaborative Agreement with Coastal Carolina University, whereby the University will assist IET-SUB in implementing a multi-faceted business strategy based on two core property technologies: 1) a state of the art process that can extract superior oils from botanicals in an effective, cost-competitive and environmentally safe manner; and 2) a technology for electrochemical activation (ECA) that produces solutions having potential applications ranging from destroying potentially harmful microorganisms such as salmonella and anthrax to neutralizing dangerous chemical agents.

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

Plan of Operation

        During the next twelve months, our plan is to implement strategies that will result in the commercial application of both the Essential Oils Extraction and Ecasol technologies. Assembly and distribution of Ecasol water cleansing and disinfection "units" and the process of extracting essential botanical oils will occur in our new production facility located in Myrtle Beach, South Carolina.

Satisfaction of our cash obligations for the next 12 months.

        In January of 2004 we completed a private capital raise of $420,000, which netted us $350,267. We believe that the proceeds will provide sufficient cash for the next 6 months. We plan on satisfying our additional cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

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

        We anticipate incurring operating losses, at least through the first quarter of fiscal 2005. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Summary of product and research and development that we will perform for the term of our plan.

        Ecasol Division

        Our plan provides for commencing production of small volume water purification units and custom demonstration units for wastewater treatment by the end of the second quarter of 2004. Additionally, concurrent with our finalizing contractual agreements, we intend to commence the distribution of small volume water purification units to the recreational vehicle and camping industry and to home supply outlets for in-home models. We have paid a deposit of $36,000 toward the purchase of the main components of these units, the "FEMs". Upon our receipt of the FEMs we will be able to complete the units.

        Research and development will continue over the next twelve months for the Ecasol Division to identify and design Ecasol solution delivery systems for additional applications. Demonstration projects continue to be identified and are evaluated. These projects facilitate wastewater treatment for residential package plants, municipal storm water run-off water treatment purposes and agriculture wastewater systems. We have successfully completed one wastewater demonstration project with the U.S. Army Corps of Engineers and the Missouri Department of Natural Resources. We are incorporating the research data obtained from the Missouri project with the planned demonstration projects into the custom design of future delivery systems. Measurable outcomes of research projects are being implemented and documentation is being finalized for disinfection solutions for the food industry and biohazard applications.

        Essential Oils Extraction Division

        We are furthering our goal to initiate production of essential oils from botanicals using the essential oil extraction process over the next twelve months. Our essential oil extraction division is awaiting our 150 Liter oil extraction "plant" in order to begin implementing plans with Coastal Carolina University to utilize one-third of the capacity of a 150 Liter demonstration unit for both research and production. The essential oils extracted are to be marketed to nutraceutical, pharmaceutical, and food additive suppliers. Definitive markets are being developed in anticipation of the provision of the purest essential oils.

        Test samples from SPDG Naturol Ltd. ("SPDG") have been received by Coastal Carolina University, and CCU, through its close association with Clemson University, will move forward on analyzing the botanical samples and their potential ability to be grown in the local area. SPDG, our strategic partner from Europe, owns the Exclusive Rights for extraction technology for the use in industries such as: soybean oil for both human consumables and for industrial applications, flaxseed oil for industrial uses, veronia for industrial epoxy, aloe, rose and jasmine for cosmeceutical use.

        Plans for research and development for the extracted oils are anticipated to be ongoing throughout the next twelve months. IET intends to incorporate the research findings relative to new crop products into an evolving marketing plan working with university agricultural research programs in areas where the agricultural economy is in transition from tobacco to new, what is believed to be, financially productive replacement crops. The 150 L extraction plant equipment is designed in modules of 50 L each to allow for the dedication of one module to research, development, and demonstration, while allowing the two other modules to be utilized for production.

Expected purchase or sale of plant and significant equipment.

        We recently moved into our new offices and production facilities and therefore do not anticipate requiring any significant plant and/or equipment with the exception of the essential oil extraction "plant," which we ordered. We placed a deposit of $84,000 on the Plant, ordered from SPDG, which cost a total of $280,000. We expect delivery of the plant in the second quarter of 2004.

Significant changes in the number of employees.

        We have 2 employees. We anticipate employing new key personnel by the end of the second quarter. The positions expected to be filled are: director of marketing; sales and distribution; executive administrative assistant/bookkeeper; and, Ecasol division - technical manager.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

        We are a development stage company with no revenues during the period covered by this quarterly report. Our board of directors had responsibility for our internal controls and procedures over our financial reporting.

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

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Bill Prince, our President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Prince concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

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

        On January 13, 2004, the Stoecklein Law Group exercised its warrants and on January 22, 2004, we filed an S-8 Registration with the Securities and Exchange Commission registering the 500,000 shares of common stock to Stoecklein Law Group.

        In February 2004, we issued 2,556,052 shares of common stock to 3GC Ltd. pursuant to an Equity-for-Debt Exchange Agreement, wherein we agreed to exchange $255,605.14 of current notes we held payable to 3GC for 2,556,052 shares of common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On March 10, 2004, we issued 100,000 shares of common stock to William E. Prince as a sign on bonus for serving as an officer and director of the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On March 10, 2004, we issued 50,000 shares of common stock to Marion C. Sofield as a sign on bonus for her serving as Executive Vice President of IET-SUB. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of our stockholders during the first quarter, however, on April 23, 2004 we held our annual meeting of stockholders. Business conducted at the meeting included the following proposals:

        (1) To change our name to Integrated Environmental Technologies, Ltd.;

        (2) To elect directors for the upcoming year;

        (3) To ratify the appointment of our auditors.

        Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on March 29, 2004, were entitled to vote. The number of outstanding shares at that time was 17,224,793 by approximately 94 shareholders. The required quorum of shareholders was present at the meeting.

Election of New Directors

        On April 23, 2004, our shareholders of record on March 29, 2004, elected William E. Prince, Dr. Valgene Dunham, Paul Branagan, and Michael J. Cunningham as directors of the Company.

        William E. Prince, age 53 is Chairman of the Board, Chief Executive Officer, and a Director of the Company. Mr. Prince served as Executive Director of the Albemarle Economic Development Commission from 1999 to August 2003. Mr. Prince was branch and regional manager of Law/Gibb Group, an employee owned international environmental engineering consultants from 1996 to 1999. Mr. Prince was Vice President and branch manager for Froehling & Robertson, a family owned environmental consulting firm from 1994 to 1996. From 1990 to 1994, Mr. Prince served as Vice President for Business Development and was a principal and owner with Ragsdale Consultants, Inc., and DSA Design Group, both privately held engineering and environmental consultants. From 1979 to 1990 Mr. Prince held various management positions with Law Engineering and Environmental Services, an employee owned international consulting firm. Primary responsibilities were new ventures and company growth.

        Dr. Valgene L. Dunham, age 63, is a Director of the Company. Dr. Dunham is also the Vice President for Grants, Contract Administration and Research Planning for Coastal Carolina University in South Carolina. In the fall semester of 2002, Dr. Dunham served as the Special Assistant to the President of Coastal Carolina University. In the summer of 2002, Dr. Dunham served as Interim Provost of Coastal Carolina University. From 1995 through 2002, Dr. Dunham served as Dean of the College of Natural & Applied Sciences of Coastal Carolina University. In 1969, Dr. Dunham received his Ph.D. in Botany from Syracuse University in New York. In 1965, Dr. Dunham received his Masters in General Science from Syracuse University in New York.

        Paul Branagan, age 59, is a Director of the Company. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. From August 21, 2002 to present Mr. Branagan has been the President and Director of Petrol Oil and Gas, Inc. From 1975 to 1993 he was the Project Manager, Assistant Oil and Gas Division Manager and Senior Scientist of CER Corporation of Las Vegas, Nevada. Since 1999, Mr. Branagan has been the President and a member of the board of directors of Millennium Plastics Corporation, a 34 Act Reporting Nevada Corporation.

        Michael J. Cunningham OBE Mphil (Cantab), age 60, is a Director of the Company. From 1994 to the present, Mr. Cunningham has been Chairman and CEO of The Coach House Group UK Ltd ("CHGUK"), a specialist research and development company, based in the UK with offices and associates world-wide. Mr. Cunningham is also Chairman and CEO of The Sustainable Projects Development Group, a UK based subsidiary of CHGUK, specializing in the identification and development of sustainable technologies utilizing natural resources and materials, with projects underway in several countries. Since 2000, Mr. Cunningham has been a Director of Healthworld International, a start-up company developing natural medicines and neutraceutical products from botanical and animal sources in Africa. From 1994 to 1997, Mr. Cunningham was CEO of London Minsk Development Company, specializing in the conversion of military technologies to commercial use and the development and application of economic offset programs. He was appointed Professor at Lancaster University in 1994. He was the recipient of the Yuri Gargarin Medal for services to Russian Space Industry in 1993. In 1987, he was a Lecturer, Examiner and did post-graduate programs at Cambridge University Centre of International Studies. In 1985 he was an Officer of the Order of the British Empire

Item 5. Other Information

        Building Purchase

        On January 2, 2004, IET-SUB entered into a Contract of Sale with JMW Investments ("JMW"), wherein JMW agreed to sell and convey and IET-SUB agreed to purchase the real property commonly known as 4235 Commerce Street in the Strand Industrial Park, Little River, South Carolina together with a 12,000 square foot building and improvements thereto located on the property for a purchase price of $380,569. The interest rate is .5% over the bank prime rate and can be adjusted daily with a maximum interest rate of 8% and a minimum interest rate of 4.5%. The current rate is 4.5% and the term of the loan is five years on a 30-year amortization with the final principal payment due 2/22/09. The building is situated on two lots. On February 20, 2004, IET-SUB closed escrow on the property. We moved into the building on May 3, 2004, after completing minor renovations to the building. A copy of the Contract of Sale was attached as an exhibit to Form 8-K filed on March 1, 2004.

New Directors

        On January 19, 2004, our then sole officer and director, Mr. Prince appointed Michael J. Cunningham and Dr. Valgene L. Dunham as Directors of the Company. Mr. Cunningham and Dr. Dunham shall serve until the next annual meeting of stockholders. Mr. Cunningham is Chairman and CEO of SPDG Naturol Ltd.

Termination of Matrix Agreement

Effective on March 1, 2004, the agreement with Matrix was terminated.

Subsequent Event

Change of Name

        On May 5, 2004, we filed a Certificate of Amendment of Certificate of Incorporation to change our name to Integrated Environmental Technologies, Ltd. A copy of the amendment is attached hereto as an exhibit.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

3(i)	Certificate of Amendment of Certificate of Incorporation
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

        Form 8-K filed on January 8, 2004; Collaborative Agreement.

        Form 8-K filed on March 1, 2004; Contract of Sale and new directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Registrant)

By:/S/William E. Prince

William E. Prince, President

Date: May 14, 2004