Form 10QSB
period 2004-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2004-08-23
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2004, was 17,224,793 shares.

Transitional Small Business Disclosure Format (check one):

Yes No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

(formerly Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$ 173,949	$ 284,221
Inventory	15,000	15,000
Deposits and prepaid assets	125,158	2,526
Total current assets	314,107	301,747

Building	479,268	-
Equipment	5,536	3,547
Accumulated depreciation	(5,613)	(296)
Total building and equipment	479,191	3,251

Other asset-license agreement net of accumulated amortization of $4,237 and $1,695 at 6/30/04 and 12/31/03	70,763	73,305
	$ 864,061	$ 378,303
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 102,513	$ 61,945
Current maturity of long-term debt	15,000	-
Notes payable	25,000	5,000
Total current liabilities	142,513	66,945

Long-term debt, net of current maturities	297,361	-

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $.001, 17,224,793 and 5,068,741 shares issued and outstanding at June 30, 2004 and December 31, 2003	17,225	5,069
Stock bought not issued	29,805	7,306
Paid-in-capital	1,286,426	812,980
Deficit accumulated during the developmental stage	(909,269)	(513,997)

Total stockholders' equity	424,187	311,358
Total liabilities and stockholders' equity	$ 864,061	$ 378,303

See notes to condensed consolidated financial statements

Integrated Enviromental Technologies, Ltd.

(formerly Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Statement of Operations

Unaudited

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	From Inception (June 18, 2001) to June 30, 2004
Professional fees	$ 79,251	$ 14,000	$ 114,187	$ 14,000	$ 350,032
Administration fee	-	-	20,000	-	120,600
Salary	46,067	-	159,222	-	188,222
License fee	-	-	-	-	50,000
Depreciation and amortization	4,207	-	7,860	-	9,851
Rent	7,100	-	10,975	-	22,225
Expense of affiliate	-	-	-	-	3,875
Product testing	-	-	-	-	10,750
Office & miscellaneous expense	40,715	30	53,043	56	84,305
Travel & entertainment	24,028	-	27,379	-	49,538

	201,368	14,030	392,666	14,056	889,398
Other income (expense):
Interest income	(664)	-	(805)	-	(805)
Interest expense	2,176	5,782	3,411	5,782	20,676

	1,512	5,782	2,606	5,782	19,871

Net loss	$ 202,880	$ 19,812	$ 395,272	$ 19,838	$ 909,269

Net loss per share basic and diluted	$ (0.02)	$ (0.00)	$ (0.05)	$ (0.00)	$ (0.11)

Weighted average shares outstanding	8,526,098	8,442,650	8,526,098	8,442,650	8,039,370

See notes to condensed consolidated financial statements

Integrated Enviromental Technologies, Ltd.

(formerly Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

Unaudited

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	From Inception June 18, 2001 to June 30, 2004
Cash flows from operating activities:
Net loss	$ (395,272)	$ (19,838)	$ (909,269)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	7,859	-	9,850
Warrants issued for services	-	-	17,500
Stock issued for services	78,000	-	128,000
Changes in operating assets and liabilities:
Inventory	-	-	(15,000)
Deposits and prepaid assets	(122,632)	-	(125,158)
Accounts payable	90,569	9,000	102,513
Cash used in operating activities	(341,476)	(10,838)	(791,564)

Cash flows from investing activities:
Purchase of building and equipment	(481,258)	-	(484,805)
Advances on notes receivable	-	(4,500)	-
Purchase of license agreement	-	-	(75,000)
Cash used in investing activities	(481,258)	(4,500)	(559,805)

Cash flows from financing activities:
Payments on long-term debt and net notes payable	(6,389)	15,282	227,717
Increase in note payable, net	20,000	-	20,000
Increase in long-term debt	318,750	-	318,750
Proceeds from stock bought not issued	29,805	-	29,805
Proceeds from the sale of common stock	350,296	-	929,046
Cash provided by financing activities	712,462	15,282	1,525,318

Increase (decrease) in cash	(110,272)	(56)	173,949
Cash beginning of period	284,221	243	-
Cash end of period	$ 173,949	$ 187	$ 173,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,411	$ -	$ 21,911
Cash paid for income taxes	-	-	- -

Noncash financing activities:
Stock issued for subscription receivable	$ -	$ -	$ 28,400
Stock issued and note assumed in reverse merger	-	-	52,765
Stock returned to the Company and cancelled	-	-	9,931
Reverse stock split	-	-	60,000
Stock issued for accounts payable through exercise of warrants	50,000	-	50,000
Stock issued for conversion of note payable	-	-	255,605

See notes to condensed consolidated financial statements

Integrated Enviromental Technologies, Ltd.

(formerly Naturol Holdings Ltd.)

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

        We changed our name to Integrated Enviromental Technologies, Ltd. on April 23, 2004.

        Our business is in the development stage and our major activities to date have been limited to developing and implementing our business plan, establishing business strategies and raising equity.

        The financial statements include our wholly owned subsidiary, I.E.T., Inc., a Nevada corporation. All significant inter-company transactions and balances have been eliminated.

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

(formerly Naturol Holdings Ltd.)

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

        We sold 4,200,000 shares of our stock in the first quarter of 2004 for a net amount of $350,296. The cost relating to the security sales was $69,024. This was netted against the sale proceeds. Cost consisted of mainly travel expenses by a shareholder who was assisting us in the sale of our stock.

        In June 2004, we received of $29,805 for the purchase of units, consisting of shares of our common stock and commons stock purchase warrants. As of June 30, 2004, the shares were not issued and the deposit is recorded as a reduction of equity in the account stock bought not issued.

Note 5 - License agreement

        On September 4, 2003, we entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd (supplier) whereby we have an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that licensor/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales that we have made. The amortization for the six month period ended June 30, 2004 was $2,542.

Note 6 - Deposits and prepaid assets

        We have recorded a deposit of $36,000 paid to Electro-Chemical Technologies, Ltd. for the purchase of 600 FEM's that are in our inventory and located in our physical plant.

        We have recorded a deposit of $84,000 paid to SPDG Naturol Ltd., not related to any of our companies, for an extraction plant with a capacity of 150 Liters. We have not received this plant as of June 30, 2004.

        We have prepaid insurance of $3,657 relating to our building. The insurance will be amortized over the one-year life of the policy. The remaining deposits relate to office space at a former location.

Note 7 - Related party transactions

        On June 11, 2004, one of our shareholders loaned us $25,000 on a demand note. We will accrue interest at a 6% rate.

Integrated Enviromental Technologies, Ltd.

(formerly Naturol Holdings Ltd.)

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 8 - Subsequent events

        On July 13, 2004 our Board of Directors authorized the issuances of shares to employees and directors for the 1st and 2nd quarters. The number of shares was 195,000.

        On August 5, 2004 our Board of Directors authorized the issuances of shares to employees and directors for the 3rd and 4th quarters of 2004. The number of shares was 193,000.

        We received deposits of $59,616 after June 30, 2004 for the purchase of units, consisting of shares of our common stock and common stock purchase warrants.

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures and/or general working capital; and

  operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Plan of Operation.

Overview

        Since January of 2002, following our merger with a private company wherein we acquired certain essential oil extraction technologies, we have been attempting to establish our Company as a technology driven company in the essential oils extraction business. We have since determined that the initial extraction technology, which we acquired in the private company merger, utilized solvents that have been outdated with newer and more effective solvents. In October 2003, we determined that SPDG Naturol, Ltd. had access to additional technologies in the oil extraction business, which resulted in our entering into a letter agreement to jointly develop newer and more effective solvents, while concurrently raising sufficient capital to continue setting up operations.

        We must achieve profitability and sustainable cash flows for our business model to succeed. To the extent that we have not yet achieved these objectives, we must continually evaluate both our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement certain critical components.

        We have strengthened our financial position with the receipt of an aggregate of $449,805 in new investment financing in the first two quarters of 2004 and $59,616 subsequent to the June 30, 2004 quarter end. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

        We have established a contractual arrangement with Coastal Carolina University to assist us in the documentation of research with appropriate lab work, as well as serving as a liaison with Clemson University, based on the specific needs of our Essential Oils Division and our EcaFlo Division.

        We have previously indicated that our primary focus for 2004 is completing the development and commercialization of certain EcaFlo device(s) development and implementing a brand identity recognition campaign. We are currently involved in finalizing designs for three EcaFlo devices/generators: 1) HydroPur, 2) HydroSan, and 3) HydroCide. Commercialization of our EcaFlo devices entails many steps and variables, some of which are not under our control. We expect that different regulations may further complicate the commercialization process. As a result, we are unable to predict with any certainty a timetable for the various steps and milestones required for the successful commercialization of our developmental stage products. Nevertheless, we believe that the primary milestones necessary to achieve commercialization of our EcaFlo devices include the following:

  Achievement of desired performance in evaluations. Initial demonstrations projects and resulting lab work through Coastal Carolina University have shown positive results.

  Entrance into supply arrangements with strategic manufacturers.

   Further initiation of distribution efforts for commercial sale.

   Prediction with certainty of the amount of investment required.

        Our operating cash burn rate for the quarter ended June 30, 2004 averaged approximately $55,000 per month. Our cash balance as of June 30, 2004 was $173,949 and in the absence of any unanticipated material costs and expenses that are not factored into our cash flow projections, are anticipated to be inadequate to sustain our operations at expected levels through 2004, which, without raising additional funds, will inhibit our ability to pursue the commercialization of products currently in development. Consequently, we are seeking to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all.

        Our cash flow requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of our research and development of our products, the scope and timing of strategic alliances, the costs and timing of the expansion of our manufacturing capacity, the results of testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and costs of obtaining regulatory approvals, the costs involved in obtaining and enforcing proprietary rights and other necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of the commercial launch of our products, market acceptance of our EcaFlo devices and essential oil products, competing technological and market developments, and the ability to raise additional capital in a timely manner.

        There can be no assurance that subsequent additional financing, if and as necessary, would be available, or if it is available, that it would be on acceptable terms. The terms of an additional financing could involve a change of control and/or require stockholder approval. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when and if required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Plan of Operation

        Our current plan of operation is to focus on the commercial application of both the Essential Oils extraction process and EcaFlo technologies.

EcaFlo Division

        Our plan provides for commencing production of small volume water purification units and custom demonstration units for wastewater treatment by the end of the third quarter of 2004. Additionally, concurrent with our finalizing contractual agreements, we intend to commence the distribution of small volume water purification units to the recreational vehicle and camping industry and to home supply outlets for in-home models. We have paid a deposit of $36,000 toward the purchase of the main components of these units, the "FEMs". The FEMs are in our inventory and we are proceeding with finalizing designs.

Essential Oils Division

        We are furthering our goal to initiate production of essential oils from botanicals using the essential oil extraction process over the next twelve months. Our essential oil division is awaiting our 150 Liter oil extraction "plant" in order to begin implementing plans with Coastal Carolina University to utilize one-third of the capacity of a 150 Liter demonstration unit for both research and production. The essential oils extracted are to be marketed to nutraceutical, pharmaceutical, and food additive suppliers. Definitive markets are being developed in anticipation of the provision of the purest essential oils.

Satisfaction of our cash obligations for the next 12 months.

        Our cash balance as of June 30, 2004 was $173,949 and $89,421 from our June 2004 unit offering. We do not believe our cash on hand will provide sufficient cash for the next 6 months. We plan on satisfying our additional cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

        Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of product sales and/or servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

EcaFlo Division

        Our current research and development has been enhanced with the execution of a manufacturers representative agreement with Pentagon Technical Services (PTS), located in Golden, Colorado. PTS is currently arranging for research and demonstration projects to include: petroleum oil and gas well production enhancement through the use of HydroSan produced biocide solutions for the treatment of bacteria; biocide treatment of oil and gas well field injection water and the produced water from those fields; bacterial disinfection of wine barrels and equipment used in the production of wine; treatment of private residential drinking water systems for undesirable microbiological agents and aesthetics; disinfecting and cleaning applications of anolyte and catholyte solutions within the beer brewing industry. Initial laboratory testing of aliquots of petroleum well frac waters treated with a 1% solution of EcaFlo anolyte showed total bacteria kill in less than 10 minutes.

        Other demonstrations which are in initial laboratory test stages include treatment of municipal stormwater where bacteria growth has reached unsafe levels. Initial test results have shown the anolyte solutions from an EcaFlo HydroSan unit to be a highly effective anti-bacterial agent that quickly kills bacteria in stormwater, returning the bacterial content to a safe level. Research is being conducted on the compatibility of EcaFlo solutions with new technologies being evaluated for the treatment of hog waste and lagoons.

        Additional research will be conducted to identify opportunities where we can provide value added services to food production and processing, medical and healthcare, hospitality, institutional and defense applications.

        As demonstrations and trials are successfully accomplished, design of equipment customized to meet customer needs is expected to begin in the fourth quarter of 2004.

        Research and development will continue over the next twelve months for the EcaFlo Division to identify and design Ecaflo solution delivery systems for additional applications. Demonstration projects continue to be identified and are evaluated. These projects facilitate wastewater treatment for residential package plants, municipal storm water run-off water treatment purposes and agriculture wastewater systems. We have successfully completed one wastewater demonstration project with the U.S. Army Corps of Engineers and the Missouri Department of Natural Resources. We are incorporating the research data obtained from the Missouri project with the planned demonstration projects into the custom design of future delivery systems. Measurable outcomes of research projects are being implemented and documentation is being finalized for disinfection solutions.

Essential Oils Division

        New extracts have been received from the SPDG Naturol extraction plant and these extracts are being evaluated and tested for content and quality of five specific desirable compounds. Assays and testing are being conducted in the laboratories of Coastal Carolina University and Clemson University. Our current contract allows for continuous laboratory testing for a period of 5 years.

        Currently, research is being conducted at Coastal Carolina University, under an IET, Inc. funded grant, that is utilizing essential oil extracts to determine the effect that various concentrations of oil extracts have on sea urchin eggs. The research is expected to be completed in September of 2004.

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

        Plans for research and development for the extracted oils are anticipated to be ongoing throughout the next twelve months. We intend to incorporate the research findings relative to new crop products into an evolving marketing plan working with university agricultural research programs in areas where the agricultural economy is in transition from tobacco to new, what is believed to be, financially productive replacement crops. The 150 L extraction plant equipment is designed in modules of 50 L each to allow for the dedication of one module to research, development, and demonstration, while allowing the two other modules to be utilized for production.

Expected purchase or sale of plant and significant equipment.

        We recently moved into our new offices and production facilities and therefore do not anticipate requiring any significant plant and/or equipment with the exception of the essential oil extraction "plant," which we ordered. We placed a deposit of $84,000 on the Plant, ordered from SPDG, which cost a total of $280,000. We expected delivery of the plant in the second quarter of 2004; however, recent information indicates we will not receive the plant until the fourth quarter of 2004 due to our current ability to sub-contract portions of the "plant," itself, through United States vendors.

Significant changes in the number of employees.

        We currently have 5 full time employees and 1 part time employee: 2 of whom are engaged in or directly support our research and development activities; 1 is in manufacturing, and manufacturing support; 1 is in marketing; and 2 are in administration. We expect a change in the number of employees over the next twelve months as we add assembly personnel when production commences, however, at this time we are unsure as to exactly how many additional employees we will need.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We are a development stage company with a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

        We have a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the our intended industries. As a result of our recent execution of a License agreement with Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd., and a Collaborative Agreement with Coastal Carolina University, we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

  our ability to raise adequate working capital;

  success of our development and technologies;

  demand for our technologies;

  the level of our competition;

  our ability to attract and maintain key management and employees; and

  our ability to efficiently develop and commercialize our environmentally-friendly technologies while maintaining quality and controlling costs.

        To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts, when commenced. Despite our best efforts we may not be successful in our development efforts or obtain required regulatory approvals. Since inception, we have incurred a net loss of $(909,269) and at June 30, 2004 we had stockholders' equity of $424,188.

We have had no product sales to date, and we can give no assurance that there will ever be any sales in the future.

        All of our products are still in research or development, and no revenues have been generated to date from product sales. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, obtain regulatory approval for, produce, market and sell our products. There can be no assurance that our product development efforts will be successfully completed, that we will be able to obtain all required regulatory approvals, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future.

At this stage of our business operations, even with our good faith efforts, potential investors have a high possibility of losing their investment.

        Because the nature of our business is expected to change as a result of competition and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

        Based on our current proposed plans and assumptions, we anticipate that our existing funds will only be sufficient to fund our operations and capital requirements for approximately 6 months. Furthermore, the commercialization expenses of our two technologies will be very substantial, i.e., well in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing during the next 12-month period in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

        As a result of our deficiency in working capital at December 31, 2003, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

        Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

        Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our stock is thinly traded, as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

        The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

We are subject to significant competition from large, well funded companies.

        The industries we intend to compete in is characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products, some of which may be similar and/or competitive to our products. Furthermore, many companies are engaged in the development of water purifying products and methods for extracting oil from botanicals of which may be similar and/or competitive to our products and technology. Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

We are highly dependent on William E. Prince, our CEO, president and chairman. The loss of Mr. Prince, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan .

        Our success depends heavily upon the continued contributions of William E. Prince, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract technical and professional staff. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Prince. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

Potential issuance of additional common stock could dilute existing stockholders.

        We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. We are currently seeking additional equity and/or debt financing, which may result in additional shares of our common stock. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby.

Item 3. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        In June of 2004, we sold 14.1 units consisting of 25,000 shares of restricted common stock, 25,000 series A warrants and 25,000 series B warrants to 5 accredited investors for a total price of $89,421, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of there investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares. As of the date of this filing the shares have not been issued.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        On April 23, 2004 we held our annual meeting of stockholders. Business conducted at the meeting included the following proposals:

    (1) To change our name to Integrated Environmental Technologies, Ltd.;

    (2) To elect directors for the upcoming year;

    (3) To ratify the appointment of our auditors.

        Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on March 29, 2004, were entitled to vote. The number of outstanding shares at that time was 17,224,793 by approximately 94 shareholders. The required quorum of stockholders was present at the meeting.

Election of New Directors

        On April 23, 2004, our stockholders of record on March 29, 2004, elected William E. Prince, Dr. Valgene Dunham, Paul Branagan, and Michael J. Cunningham as directors of the Company.

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

        Michael J. Cunningham OBE Mphil (Cantab), age 60, is a Director of the Company. From 1994 to the present, Mr. Cunningham has been Chairman and CEO of The Coach House Group UK Ltd ("CHGUK"), a specialist research and development company, based in the UK with offices and associates world-wide. Mr. Cunningham is also Chairman and CEO of The Sustainable Projects Development Group, a UK based subsidiary of CHGUK, specializing in the identification and development of sustainable technologies utilizing natural resources and materials, with projects underway in several countries. Since 2000, Mr. Cunningham has been a Director of Healthworld International, a start-up company developing natural medicines and neutraceutical products from botanical and animal sources in Africa. From 1994 to 1997, Mr. Cunningham was CEO of London Minsk Development Company, specializing in the conversion of military technologies to commercial use and the development and application of economic offset programs. He was appointed Professor at Lancaster University in 1994. He was the recipient of the Yuri Gargarin Medal for services to Russian Space Industry in 1993. In 1987, he was a Lecturer, Examiner and did post-graduate programs at Cambridge University Centre of International Studies. In 1985 he was an Officer of the Order of the British Empire

Item 5. Other Information.

Change of Name

        On May 5, 2004, we filed a Certificate of Amendment of Certificate of Incorporation to change our name to Integrated Environmental Technologies, Ltd. A copy of the amendment was attached as an exhibit to Form 10-QSB filed on May 14, 2004.

OTC:BB Symbol Change

        In conjunction with the name change referenced above, on June 4, 2004, our OTC:BB trading symbol changed to "IEVM".

Letter of Intent with Pentagon Technical Services

        On June 15, 2004, we executed a letter of intent with Pentagon Technical Services wherein we agreed to contract with Pentagon to provide for effective demonstration of IET-SUB EcaFlo devices in the following two commercial applications:

1) a. Petroleum Industry: Upstream Application

IET-SUB, through its EcaFlo Division, will provide the appropriate HydroCide generator for treating surface and downhole waters for bacterial contamination.

b. Petroleum Industry: Downstream Application

IET-SUB, through its EcaFlo Division, will provide the appropriate HydroCide generator for treating water handling systems for cooling applications.

2) Surface Treatment and Disinfection within the Wine Production Industry

IET-SUB through its EcaFlo Division, will conduct, through its laboratories at Coastal Carolina University, lab tests to analyze bacteria that typically cause contamination in the wine production processes. IET-SUB will provide the appropriate EcaFlo HydroSan generator for on-site generation of effective EcaFlo solutions for treatment of the wine making equipment.

        A copy of the letter of intent is attached hereto as an exhibit.

Name Change of our Subsidiary

        On June 29, 2004, we filed a Certificate of Amendment to Articles of Incorporation of Integrated Environmental Technologies Ltd. changing the name to I.E.T., Inc. A copy of the amendment is attached hereto as an exhibit.

Subsequent Events

        In accordance with our January 2004 offering, we are under the obligation to file a registration statement to register the common stock sold in the offering within 120 days of closing of the offering. As of the date of this filing, we have not filed the registration statement. We anticipate filing the registration statement by the end of the third quarter of 2004.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

3*	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc. - Dated June 29, 2004.
10*	Letter of Intent with Pentagon Technical Services - Dated June 15, 2004.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed herewith.

(b) Form 8-K

Form 8-K filed on June 22, 2004; Press Release dated 6/17/04, Name Change and Symbol Change.

Form 8-K filed on July 21, 2004; Press Release dated 7/16/04 - Storm water test results.

Form 8-K filed on August 10, 2004; Press Release dated 8/05/04 - Request Dequotation from Borse-Berlin-Bremen Exchange.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Registrant)

By: /S/ William E. Prince

      William E. Prince, President &

      Chief Financial Officer (On behalf of

      the registrant and as principal accounting

      officer)

Date: August 23, 2004