Form 10QSB
period 2004-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2004-11-12
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

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

Yes    X       No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2004, was 19,599,793 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No    X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

(formerly Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$ 365,019	$ 284,221
Inventory	57,200	15,000
Deposits and prepaid assets	89,268	2,526
Total current assets	511,487	301,747

Building	479,268	-
Equipment	11,051	3,547
Accumulated depreciation	(8,622)	(296)
Total building and equipment	481,697	3,251

Other asset-license agreement net of accumulated amortization of $5,508 and $1,695 at 9/30/04 and 12/31/03	69,492	73,305
	$ 1,062,676	$ 378,303
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 63,012	$ 61,945
Accrued liabilities	50,000	-
Current maturity of long-term debt	15,000	-
Notes payable	414	5,000
Total current liabilities	128,426	66,945

Long-term debt, net of current maturities	293,685	-

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $.001, 19,599,793 and 5,068,741 shares issued and outstanding at September 30, 2004 and December 31, 2003	19,600	5,069
Stock bought not issued	168	7,306
Paid-in-capital	1,947,399	812,980
Deficit accumulated during the developmental stage	(1,326,602)	(513,997)

Total stockholders' equity	640,565	311,358
Total liabilities and stockholders' equity	$ 1,062,676	$ 378,303

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(formerly Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Statement of Operations

Unaudited
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	From Inception (September 18, 2001) to September 30, 2004
Professional fees	$ 178,007	$ 63,009	$ 292,194	$ 77,009	$ 528,039
Administration fee	-	65,600	20,000	65,600	120,600
Salary	187,699	-	346,921	-	375,921
Insurance expense	12,676	-	24,343	-	24,343
License fee	-	-	-	-	50,000
Depreciation and amortization	4,280	-	12,140	-	14,131
Rent	4,200	11,000	15,175	11,000	26,425
Expense of affiliate	-	-	-	-	3,875
Product testing	-	-	-	-	10,750
Office & miscellaneous expense	22,029	12,074	63,405	12,127	94,667
Travel & entertainment	4,352	4,545	31,731	4,545	53,889

	413,243	156,228	805,909	170,281	1,302,640
Other income (expense):
Interest income	-	-	(804)	-	(804)
Interest expense	4,089	3,692	7,500	9,474	24,766

	4,089	3,692	6,696	9,474	23,962

Net loss	$ 417,332	$ 159,920	$ 812,605	$ 179,755	$ 1,326,602

Net loss per share basic and diluted	$ (0.04)	$ (0.02)	$ (0.07)	$ (0.02)	$ (0.15)

Weighted average shares outstanding	11,626,039	8,442,650	11,626,039	8,442,650	8,766,049

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(formerly Naturol Holdings, Ltd.)

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

Unaudited

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	From Inception September 18, 2001 to September 30, 2004
Cash flows from operating activities:
Net loss	$ (812,605)	$ (179,755)	$ (1,326,602)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	12,140	544	14,130
Warrants issued for services	206,500	17,500	224,000
Stock issued for services	187,400	-	237,400
Changes in operating assets and liabilities:
Inventory	(42,200)	(10,750)	(57,200)
Deposits and prepaid assets	(86,742)	(3,026)	(89,268)
Accounts payable	51,067	(2,242)	63,012
Accrued liabilities	50,000	-	50,000
Cash used in operating activities	(434,440)	(177,729)	(884,528)

Cash flows from investing activities:
Purchase of building and equipment	(486,773)	(3,547)	(490,320)
Advances on notes receivable	-	(10,000)	-
Purchase of license agreement	-	(75,000)	(75,000)
Cash used in investing activities	(486,773)	(88,547)	(565,320)

Cash flows from financing activities:
Payments on long-term debt	(10,065)	-	(10,065)
Note payable, net	(4,586)	141,311	229,520
Increase in long-term debt	318,750	-	318,750
Proceeds from the sale of common stock	697,912	145,000	1,276,662
Cash provided by financing activities	1,002,011	286,311	1,814,867

Increase (decrease) in cash	80,798	20,035	365,019
Cash beginning of period	284,221	243	-
Cash end of period	$ 365,019	$ 20,278	$ 365,019

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 7,500	$ -	$ 24,766
Cash paid for income taxes	-	-	-

Noncash financing activities:
Stock issued for subscription receivable	$ -	$ -	$ 28,400
Stock issued and note assumed in reverse merger	-	-	52,765
Stock returned to the Company and cancelled	-	-	9,931
Reverse stock split	-	-	60,000
Stock issued for accounts payable through exercise of options	50,000	-	50,000
Stock issued for conversion of note payable	-	255,605	255,605

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

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

We changed our name to Integrated Environmental Technologies, Ltd. on April 23, 2004.

Our business is in the development stage and our major activities to date have been expanded to include research, design and assembly of prototype EcaFloTM devices, in addition to developing and implementing our business plan, establishing business strategies and raising equity.

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

Note 3 - Long-Term Debt

The long-term debt is a mortgage on a building we acquired on February 20, 2004. The interest rate is 0.5% over the bank prime rate and can be adjusted daily with a maximum interest rate of 8% and a minimum interest rate of 4.5%. The current rate is 4.5% and the term of the loan is five years on a 30-year amortization with the final principal payment due 2/22/09.

Integrated Environmental Technologies, Ltd.

(Formerly known as Naturol Holdings Ltd.)

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 4 - Common stock and warrants

Through September 30, 2004, we sold a total 84.8 units. Each unit contains shares of our restricted common stock and warrants, for a net amount of $347,615. The cost relating to the security sales was $75,306. This cost was netted against the sales proceeds. The cost consisted of travel expenses by a stockholder who was assisting us in the sale of our stock and legal fees. Included in this amount is $29,805 which was disclosed in our June 30, 2004 10-QSB as stock paid for but unissued.

We issued 205,000 shares of our stock to employees and our Directors in the third quarter. The value assigned to the stock was $0.20 per share for a total cost of salary and professional fees of $41,000.

In the third quarter of 2004 we issued 50,000 shares of our stock to a Mr. Goran Blagojevic, a consultant to us. The value assigned to the stock was $0.36 per share for a total cost of professional fees of $18,000.

On August 20, 2004, we issued 1,000,000 warrants to purchase our common stock at a price of $0.25 per share to Mr. Gary Grieco. The warrants expire on December 31, 2004. Using a fair market value pricing model we determine the value of the options at the date of issue was $206,500. We recorded as a professional fee the value of the options with an offsetting amount also recorded as paid-in capital.

On August 5, 2004, the Board of Directors approved the issuance of stock to employees totaling 168,000 shares and an additional 15,000 shares when certain work is completed. 84,000 shares were issued on October 1, 2004. The value assigned to the stock was $0.30 per share for a total cost of salary of $50,400.

Note 5-License agreement

On September 4, 2003 the Company entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd (supplier) whereby the company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the nine month period ended September 30, 2004 was $3,813. This license agreement was amended on October 27, 2004 - See subsequent events.

Integrated Environmental Technologies, Ltd.

(Formerly known as Naturol Holdings Ltd.)

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 6-Deposits and prepaid assets

We have recorded a deposit of $84,000 paid to SPDG Naturol Ltd, not related to any of our companies, for an extraction plant with a capacity of 150 Liters. We have not received this plant as of September 30, 2004.

We have prepaid insurance of $2,286 relating to our building. The insurance will be amortized over the one-year life of the policy.

Note 7-Related party transactions

One of our stockholders has loaned us money, which was repaid on or before September 30, 2004, except for an interest payment of $414.

Note 8-Subsequent events

On October 27, 2004, we amended our License and Supply Agreement with Electro-Chemical Technologies Ltd. as the Licensor and Laboratory of Electrotechnology Ltd. the Supplier. Pursuant to the terms of the Amendment, we expanded the applications by which we can utilize the technology provided in the License and Supply Agreement. As consideration for the grant of the two additional applications, we were obligated to pay additional license fees of $12,000 and $13,000 in advanced royalties.

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

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

Item 2. Plan of Operation.

Throughout this Quarterly Report references to "we", "our", "us", "IET", "the Company", and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100% owned subsidiary I.E.T., Inc.

Overview

Integrated Environmental Technologies, Ltd. has evolved over a period of approximately three years from a one-technology development stage company (formerly Naturol Holdings Ltd.) to a two-division company that has entered its final phases of development prior to becoming an income-generating technology company. We have focused our attentions on several critical issues:

  Stabilizing and enhancing our financial position;

  Developing our abilities to construct the equipment required for our EcaFloTM Division and Essential Oils Extraction Division

  Developing and enhancing our testing protocol with Coastal Carolina University in regards to our EcaFloTM technology;

  Developing a relationship with Clemson University to produce testing assistance with our Essential Oils Extraction Division; and

  Commencing the process of developing a brand identity campaign through the appearance at various trade shows.

As a company in an early development stage our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the first quarter of 2004 we had cash available of $363,658. As of the end of the second quarter of 2004 we had cash available of $173,949, and as of the end of third quarter we had cash available of $365,019. Our cash requirements on a monthly basis are approximately $59,000, excluding exceptional expenses that are related to capital raising and securities registration expenses. We believe that we are sufficiently capitalized for approximately six months of operation.

We have continuously incurred losses since inception. For the nine months ended September 30, 2003 we had a net loss of $179,755 as compared to a net loss of $812,605 for the period ending September 30, 2004. This 352% increase in overall losses is the result of our increased business activities, which includes increased salary expenses for increased personnel, professional fees, and increased office expenses in setting up our new office and lab facilities in South Carolina. Although we anticipate revenues to commence in the 1st quarter of 2005, we also anticipate continued losses throughout the 1st and 2nd quarter of 2005.

The forecast of sales-generated revenues in the EcaFloTM Division will add to our labor costs, but it is anticipated that deposits on guaranteed customer purchase orders will off-set these expenses. Company Management will closely monitor the costs associated with the production of EcaFloTM devices so that capital shortages will not occur during the remainder of 2004. Our ability to continue commercialization efforts in 2005 will be critical, as the first and second quarters of 2005 will see an increase in "burn" rate due to expansion efforts needed to transition the company fully from development stage into production stage. Income, from investment financing through stockholders exercising their "A" warrants in 2005, is anticipated. As the company continues to expand operational activities, we anticipate experiencing net negative cash flows from operations, and may be required to fund operations from bank borrowings that could possibly be secured by contract sales of EcaFloTM devices in addition to continued equity sales of our common stock.

There can be no assurance that subsequent additional financing, if and as necessary, would be available, or if it is available, that it would be on acceptable terms. The terms of additional financing could involve a change of control and/or require stockholders approval. If additional financing is not available when, and if, required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels without significant changes to our business plan, if at all.

Plan of Operation

The two technologies that continue to drive our short-term and long-term plans are the EcaFloTM Division, and 2) Essential Oils Extraction Division. Our updated plan of operation focuses on continuing the process of commercialization of EcaFloTM Division equipment while having our essential oil extraction plant constructed and installed in the South Carolina facility.

EcaFloTM Division:

Our plans to provide small water volume purification units have been abandoned. The United States market is currently saturated with water "purification" units that claim to "purify" water but that actually primarily "filter" water. We have determined that I.E.T. should not waste valuable time and energies on developing equipment to compete in this market. This determination is based upon two basic facts: 1) I.E.T. will not be able to achieve profit margins that are large enough to justify the labor costs and design changes ("Westernization") associated with small volume - lower cost - recreational use equipment; and 2) changing the consumer's mind about the functional difference between water purification units versus water filtration systems would consume huge amounts of money and effort in advertising campaigns that would have a high probability of failure.

Our focus has been re-directed to the markets at-hand: storm-water treatment, wastewater treatment, petroleum industry applications and food/beverage sanitation opportunities. FEM's (flow-through electrolytic modules) continue to be the main components of the EcaFloTM Division equipment product line. We have established vendor relations with domestic suppliers for the other components that are used in our equipment. Engineering and design work on our first 4-FEM devices are complete. Parts have been ordered, received and assembled to put forth this Division's first fully functional 4-FEM device. Final phase, in-house lab testing is underway.

On October 27, 2004, we amended our License and Supply Agreement with Electro-Chemical Technologies Ltd. as the Licensor and Laboratory of Electrotechnology Ltd. the Supplier. Pursuant to the terms of the Amendment, we expanded the applications by which we can utilize the technology provided in the License and Supply Agreement to go into (a) recreational water purification units producing small volumes per hour of potable water; (b) residential water purification units; (c) water purification units for use by small businesses such as offices, motels and restaurants, and state and local government facilities, not including municipal water systems; (d) the disinfection of storm water runoff; and (e) the decontamination of oil well water. As consideration for the grant of the two additional applications we were obligated to pay additional license fees of $12,000 and $13,000 in advanced royalties.

Essential Oils Extraction Division:

Negotiations with the Coach House Group, UK, are being held relative to the costing and delivery of the extraction plant that I.E.T. undertook in the third quarter of 2004. I.E.T. paid the Coach House Group $84,000 in the first quarter of 2004 for a 150-liter oil extraction "plant" that will be utilized by the company (2/3 capacity) and its university research partners (1/3 capacity). I.E.T. had quotes for the "plant" prepared and submitted by United States companies in order to get the very best price for the equipment. Discussions with the Coach House Group center on ordering the equipment so that I.E.T. may utilize the "plant" more expeditiously. I.E.T. has initiated marketing efforts for its extracted essential oils within the nutraceutical, pharmaceutical and food additive industries. Although these efforts are preliminary, the contact base is being developed so that markets will be easier to penetrate when this Division is operational.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2004, our cash balance was $365,019. We believe that this amount will provide sufficient cash for the remainder of 2004 and the first quarter of 2005. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We anticipate incurring operating losses, at least through the first quarter of fiscal 2005. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Summary of product and research and development that we have accomplished and that we will continue to perform for the term of our plan.

EcaFloTM Division

Product development within this division has moved ahead at a rapid pace throughout the entire third quarter of 2004. As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFloTM devices and their respective markets, we have been able to make wise decisions regarding market entry with our own specifically designed and engineered devices. We are one full quarter ahead of the schedule we reported in our June 30, 2004 10-QSB filing. We had previously stated, "As demonstration and trials are successfully accomplished, design of equipment customized to meet customer needs is expected to begin in the fourth quarter of 2004." Not only have we passed the design/engineering stage for a specific 4-FEM EcaFloTM device, but our engineering department has finalized vendor relations with strategic suppliers. Our administrative service department has finalized credit relations with these vendors in order to receive ordered parts by purchase order, and, as these device components have been received, the engineering department has assembled the 4-FEM unit and is testing the device in our own "shop." Technical support is being provided to our engineering department by our licensor's personnel, who is infinitely knowledgeable in all matters concerning the ECA science, the technology and any modifications we need to make to achieve optimal efficacy for practical applications. Vital testing results have significantly improved our ability to complete our goals ahead of time and to enter our markets with specific EcaFloTM devices with a firm confidence level.

Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At recent petroleum industry trade shows, our marketing and sales department personnel was able to produce test results showing potential customers that aliquots of petroleum well "frac" waters that were treated with a 1% EcaFloTM device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into "frac water." The petroleum industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer's representative/sales and distribution agent.

We are continuing our research to identify opportunities where we can provide our innovative technology in value-added services within the food and beverage production and processing industry, medical and healthcare markets, the hospitality industry, as well as in homeland defense applications.

We are working together with Coastal Carolina University and Clemson University to develop a more comprehensive approach to documenting test results that pertain to the use of EcaFloTM in a plethora of applications.

Of significant importance is the fact that we have moved away from designing, building and supplying the recreational use water "purification" market. This business decision was based upon conclusive analysis of profit margins that are not large enough to justify the labor costs and design changes ("Westernization") associated with small volume - lower cost - recreational use equipment and our ability to throw large amounts of money at changing the consumer's mind about the functional difference between water purification units ("ours") versus water filtration systems ("theirs").

Further research and development efforts will be implemented with our strategic university partners and, possibly, with nationally accredited research labs. We view research and development as an integral portion of our product development plan and will use the measurable outcomes from research projects as catalysts for market development. The results of this research guide us in determining what to design and build and who will buy "it."

Essential Oils Division

We have received preliminary reports from Coastal Carolina University's research on the subject of using sea urchins eggs and embryos in bioassays of plant extracts. The results of the tests indicate a possible correlation between two of the presented extracted oils, in this case Neem seed and Griffonia simplifollia plant oils, and the growth and development of the sea urchins and sea urchins eggs. The significance of these results is undetermined at this time and will be reported in subsequent information releases.

We are currently contemplating a membership with Clemson University's Nutraceutical Research Institute (NRI) as a "Supporting Member." In addition to the lab availability at Coastal Carolina University, we have found that Clemson University, a world renowned, agricultural, land-grant university is anxious to associate itself with research that we need to further our goal of introducing an environment-friendly source of pure essential oils into the nutraceutical and pharmaceutical industries. Costs associated with this membership are being analyzed and a "menu" of services, such as bioassays, is being developed by Clemson University's NRI to address our research needs. A decision on this membership offer will be made in the fourth quarter of 2004.

As previously stated, 1/3 of our extraction plant will be dedicated to the university system for research purposes. The extraction plant will have a 150-Liter capacity, thus we will have the capability of producing extracted essential oils in the remaining 100-Liter portion of the plant.

Once again, the results of research performed by our University partners and/or nationally certified labs will play a major role in assisting us in the determination of viable markets for our essential oil extracts.

Expected Purchase or sale of plant and significant equipment.

We are involved in negotiations with the Coach House Group, UK, our joint venture partner, who provide us with the Naturol essential oils extraction technology, by which we hope to engage a United States company to construct our extraction "plant." We paid an $84,000 deposit for this extraction equipment to SPDG Naturol - the Coach House Group - in January of this year. In an effort to expedite our receipt of the equipment, our engineering department has worked closely over the past three months with the Coach House Group engineers. Several design element modifications have occurred as a result of these conversations and should we contract to have this "plant" built for us locally, it may greatly improve our ability to get the oil extraction plant operational within our South Carolina facility more quickly and for less money than originally anticipated. In this instance, the savings appear to justify the delay.

Significant changes in the number of employees.

We currently employ 5 full time employees, 1 part time employee and have a consulting agreement with 1 individual. The 5 full time employees are engaged in management, marketing and sales, engineering and administrative services; our part time employee is within our engineering department; and the 1 consultant we engage provides technical/scientific support to the EcaFloTM Division of our company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel. Our projections include the addition of 2 multi-functional assembly personnel in the fourth quarter of this year.

Addition to the Board of Directors

On August 5, 2004, we held our third quarter meeting of our Board of Directors. The meeting was conducted in a teleconference format, with Members of the Board of Directors having been given appropriate notice and an agenda for the meeting. Members in attendance were: William E. Prince, Chairman, Michael Cunningham, Valgene Dunham and Paul Branagan. In addition, Marion Sofield attended the meeting as a guest until the Board adopted, by majority vote, her acceptance as a member of our Board of Directors. Ms. Sofield currently serves as the company's Secretary, as well.

Marion C. Sofield, age 43, is a Director of the Company and holds the office of Secretary for Integrated Environmental Technologies Ltd. Presently, Sofield is the Vice President of Operations for I.E.T. Formerly the Executive Director of Matrix Technology Alliance, Inc. (2003-2004), Ms. Sofield joined the staff of I.E.T. to develop and implement operating systems and production capabilities that will move the Company into a production mode. Sofield has eight years of experience, from 1993-2002, in economic development management and has owned and operated two successful businesses of her own. From 1983 through 1987, Ms. Sofield served as a Corporate Secretary/Treasurer for Lord-Wood, Larsen Associates, Inc., a civil engineering firm formerly located in West Hartford, Connecticut. Sofield, a 1983 graduate of Radford University, was recently honored in Washington, D.C. as the 2003 Business Person of the Year by the United States of America's Business Advisory Council.

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

Off-Balance Sheet Arrangements.

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

We have a limited operating history. Our management team has extensive experience in project development and managing corporate assets. A highly successful professional who brings more than three decades of business development experience to us from the environmental engineering industry heads our marketing and sales department. The company's engineering department is staffed by retired military personnel who have experiences that center on the primary mechanical and electrical aspects of the two technologies that we are moving forward. Of course, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in our intended industries. Outside of the high levels of expertise noted above and our concentrated effort to be the leading provider in our industries, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend upon many factors, including:

  The continuation of our efforts to raise adequate working capital through equity investment and the generation of sales revenues;

  The continued success of lab testing that supports the development of our technology product lines;

  Demand for our technologies;

  The level of our competition;

  Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics;

  The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully act on the factors stated above, along with continually developing ways to enhance our production efforts, now that we are commencing production in the EcaFloTM Division, and in the future as we commence production in the Essential Oils Extraction Division. Since inception, we have incurred a net loss of $1,326,602 and at September 30, 2004 we had stockholders' equity of $640,565.

We have issued proposals for our products to potential customers, but can give no assurance there will be sales associated with these proposals, or other proposals submitted in the future.

We recognize that, despite our best efforts, we may not be successful in our commercialization process, although we have submitted several proposals for EcaFloTM devices into the hands of potential customers. There is no assurance that we will be able to obtain approval from regulatory agencies, that we will be able to manufacture voluminous quantities of our products with acceptable quality, or that the market for our product will continue to exist.

At these final phases between developmental stage and production stage business operations, even with our good faith efforts, potential investors have a high possibility of losing their investment.

Due to the intrinsic nature of our business, we expect to see growth in competition and the development of new and improved technologies within the realm of electro-chemical activation processes and products, and in the extraction of essential oils. While we will always keep a close eye on technological advancement in these areas, management forecasts are not necessarily indicative of our ability to compete with newer technology, as they may development. Management forecasts should not be relied upon as an indication of future performance. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

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

The industries we intend to compete in are characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products, some of which may be similar and/or competitive to our products. Furthermore, many companies are engaged in the development of water purifying products and methods for extracting oil from botanicals of which may be similar and/or competitive to our products and technology. Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

We are highly dependent on William E. Prince, our CEO, president and chairman. The loss of Mr. Prince, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of William E. Prince, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract technical and professional staff. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Prince. We also have other key employees who manage our operations and perform critical engineering and design functions, as well as direct the overall marketing and sales of our products. If we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer or President evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer or President concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From April through September 30, 2004, we sold 84.8 units consisting of 2,120,000 shares of restricted common stock and 2,120,000 warrants to accredited investors for a total price of $422,921, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares.

Issuances to Officers, Directors and Employees

On July 15, 2004, we issued a total of 7,500 shares of common stock to our Directors (2,500 shares each) excluding Executive Officers for attending our board meeting immediately following our annual meeting of stockholders on April 23, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On July 15, 2004, we issued 100,000 shares of common stock to the President of the Company as partial compensation for the first and second quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On July 15, 2004, 2004, we issued 50,000 shares of common stock to the Secretary of the Company as partial compensation for the first and second quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On July 15, 2004, we issued a total of 30,000 shares of common stock to Sherwood L. Jones, 25,000 shares as a sign on bonus for serving as Sr. Vice President, Business Acquisitions of I.E.T., Inc., and 5,000 shares as partial compensation for the second quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On July 15, 2004, we issued a total of 7,500 shares of common stock to Rebecca K. Grieco, 5,000 shares as a sign on bonus for serving as an employee for I.E.T., Inc. and 2,500 shares as partial compensation for the second quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 10, 2004, we issued 10,000 shares of common stock to Les Birtchet as a sign on bonus for serving as part-time Industrial Engineer/Production Manager for I.E.T., Inc. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Issuances to Consultants

On September 7, 2004, we issued 50,000 shares of common stock to Goran Blagojevic as payment for consulting services. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits

10*	Amendment to License and Supply Agreement with Electro-Chemical Technologies
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: November 12, 2004