Form 10KSB/A
period 2003-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-01-24
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Formerly Naturol Holdings Ltd.)

(Exact name of registrant as specified in its charter)

Delaware	98-0200471
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4235 Commerce St.
Little River, South Carolina	29566
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (843) 390-2500

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

* We are filing this Amendment No. 1 to Form 10-KSB to amend our Annual Report on Form 10-KSB for the year ended December 31, 2003, (the "Original Filing") filed on March 31, 2004, with the Securities and Exchange Commission in order to revise Item 8A. Controls and Procedures to disclose the conclusions of William E. Prince, our Chief Executive Officer and Principal Financial Officer regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Further, we have replaced the Section 302 certification of Mr. Prince, our Chief Executive Officer and Principal Financial Officer to include new Exhibit 31.

In conformity with the SEC Release 34-47986, we have removed all language from Mr. Prince's certification pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby supersede and amended with respect to Item 8A. and Exhibit 31 set forth in this Amendment No. 1.

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

ITEM 8A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this Annual Report, William E. Prince, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Prince, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1***	Contract of Sale, dated January 2, 2004.
10.2****	Collaborative Agreement between Integrated Environmental Technologies Ltd. and Coastal Carolina University, dated 12/11/03.
10.3*****	Consultant and Employee Stock Compensation Plan, dated January 21, 2004.
10.4******	Lease for Executive/Guest Space
10.5******	Consulting Agreement with James R. Ladd, dated 7/15/03.
10.6******	Contract for Services with Matrix Technology Alliance, Inc., executed 8/27/03.
10.7******	Consulting Agreement with William E. Prince, dated 8/27/03.
10.8******	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd.
10.9******	Supply Agreement
10.10******	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd.
10.11******	Equity-for-Debt Exchange Agreement with 3GC Ltd.
23**	Consent of Auditor.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

______

* Filed herewith.

** Filed in Form 10-KSB on March 31, 2004.

*** Filed in Form 8-K on March 1, 2004.

**** Filed in Form 8-K on January 8, 2004.

***** Filed in Form S-8 on January 22, 2004.

****** Filed in Form 10-QSB on 11/19/03.

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

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.                                        DATE: January 14, 2005

By:/S/William E. Prince

William E. Prince, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                             Title                                                 Date

/S/William E. Prince                                        President, Secretary/Treasurer,                    January 14, 2005

William E. Prince                                            CEO, Chairman,

                                                                      Chief Accounting Officer

/S/Marion Sofield                                           Secretary, Director                                      January 14, 2005

Marion Sofield

/S/Paul Branagan                                            Director                                                      January 14, 2005

Paul Branagan

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