Form 10QSB/A
period 2004-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-01-24
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Yes ___ No X

* We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, (the "Original Filing") filed on May 14, 2004, with the Securities and Exchange Commission in order to revise Item 3. Controls and Procedures to disclose the conclusions of William E. Prince, our Chief Executive Officer and Principal Financial Officer regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Further, we have replaced the Section 302 certification of Mr. Prince, our Chief Executive Officer and Principal Financial Officer to include a new Exhibit 31.

In conformity with SEC Release 34-47986, we have removed all language from Mr. Prince's certification pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Item 3 and Exhibit 31 set forth in this Amendment No. 1.

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

Item 3. Controls and Procedures

       We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, William E. Prince, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Prince, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

3(i)**	Certificate of Amendment of Certificate of Incorporation
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

** Filed in Form 10-QSB filed on May 14, 2004.

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

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Registrant)

By:/S/William E. Prince

William E. Prince, President &

Chief Executive Officer (On behalf of

the registrant and as principal accounting

officer.)

Date: January 14, 2005