Form 10QSB/A
period 2004-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-01-25
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB-/A

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

Yes No X

* We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period ended June 30, 2004, (the "Original Filing") filed on August 23, 2004, with the Securities and Exchange Commission in order to revise Item 3. Controls and Procedures to disclose the conclusions of William E. Prince, our Chief Executive Officer and Principal Financial Officer regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Further, we have replaced the Section 302 certification of Mr. Prince, our Chief Executive Officer and Principal Financial Officer to include a new Exhibit 31.

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

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

3**	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc. - Dated June 29, 2004.
10**	Letter of Intent with Pentagon Technical Services - Dated June 15, 2004.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

** Filed in Form 10-QSB on August 23, 2004.

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

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Registrant)

By: /S/ William E. Prince

      William E. Prince, President &

      Chief Executive Officer (On behalf of

      the registrant and as principal accounting

      officer)

Date: January 14, 2005