Form 10QSB/A
period 2004-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-01-25
CIK 1084031

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

Yes              No    X

* We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the "Original Filing") filed on November 12, 2004, with the Securities and Exchange Commission in order to revise Item 3. Controls and Procedures to clarify that William E. Prince is both our Chief Executive Officer and Principal Financial Officer.  Further, we have replaced the Section 302 certification of our Chief Executive Officer and Principal Financial Officer to include a new Exhibit 31.

In conformity with SEC Release 34-47986, we have removed all language from Mr. Prince's certification pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Exhibit 31 set forth in this Amendment No. 1.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized  and reported within the specified time periods.  As of the end of the period covered by this report, William E. Prince, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Prince, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits

10**	Amendment to License and Supply Agreement with Electro-Chemical Technologies
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

** Filed in Form 10-QSB on November 12, 2004.

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