Form 10KSB
period 2004-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-03-30
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Name of small business issuer in its charter)

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

Common Stock, $0.001 par value

(Title if Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year ended December 31, 2004. $ -0-

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of February 23, 2005 was $3,919,280.67 based on a share value of $0.19.

        The number of shares of Common Stock, $0.001 par value, outstanding on February 23, 2005 was 21,282,793 shares.

        Transitional Small Business Disclosure Format (check one): Yes ___ No  X

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2004

Index to Report

on Form 10-KSB

PART I	Page

Item 1.	Description of Business	2
Item 2.	Description of Property	13
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

PART III

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

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document.

        Throughout this Annual Report references to "we", "our", "us", "IET", "the Company", and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100% owned subsidiary I.E.T., Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Business Development

        Integrated Environmental Technologies, Ltd., formerly Naturol Holdings Ltd., was incorporated in the State of Delaware in February of 1999. On January 17, 2002, we completed a reverse triangular merger among our wholly-owned subsidiary Coronado Subsidiary Corp. ("CSC"), a Nevada corporation, and Naturol Inc. ("Naturol"), a Nevada corporation, whereby we issued 50,000,009 shares (pre 5 to 1 reverse split) of our common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became our wholly-owned subsidiary.

        Naturol owned the rights to an exclusive license for extraction technologies in North America for use in the Pharmaceutical, Neutraceutical, flavors and fragrances industries. In September 2002, the exclusive license was terminated, replaced with a non-exclusive agreement, and 9,931,261 shares (post 5 to 1 reverse split) of common stock, initially issued in the merger, were returned to us for cancellation. In December 2002, the non-exclusive agreement was terminated.

        On August 27, 2003, as the sole stockholder of Naturol, we authorized the amendment to Naturol's Articles of Incorporation to change its name to Integrated Environmental Technologies Ltd., a Nevada Corporation, which was subsequently changed to I.E.T., Inc. on June 29, 2004.

        Through I.E.T., Inc. our activities have included: (i) the execution of a Letter Agreement with SPDG Naturol Ltd., a division of Coach House Group UK Ltd., (collectively referred to as "Coach House Group"), (ii) the execution of a License agreement with Electro-Chemical Technologies Ltd., a Nevada corporation, and Laboratory of Electrotechnology Ltd., a Russian limited liability company, (iii) the execution of a Collaborative Agreement with Coastal Carolina University, and (iv) the execution of a Letter Agreement with Pentagon Technical Services, a small consulting firm, wherein we agreed to contract Pentagon to assist us as a manufacturer's representative/sales and distribution agent.

        All of our current operations are conducted through I.E.T., Inc. I.E.T., Inc. currently operates through two divisions: the EcaFlo™  Division and the Essential Oils Extraction Division.

(b) OUR BUSINESS

EcaFlo™  Division

        On September 4, 2003, we entered into an agreement with Electro-Chemical Technology, Ltd. (licensor) and Laboratory Electrotechnology Ltd. (supplier) for an exclusive, royalty-bearing license allowing us to utilize the patents and the technical information owned by the licensor and the supplier to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules, "FEM"), market, lease, sell, distribute and service Licensed Products throughout the United States of America for the use in licensed applications. The licensed applications include (a) recreational water purification units producing small volumes per hour of potable water; (b) residential water purification units; and (c) water purification units for use by small businesses such as offices, motels and restaurants, and state and local government facilities, not including municipal water systems. The licensor/supplier retains the exclusive right to manufacture/assemble FEM's and to supply us with FEM's. The License period goes through the date of the last expiration of the patent on the technology (5/2018). We paid a fee of $75,000 for the agreement and the fee is being amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by us.

        On October 27, 2004, we amended our license and supply agreement to add two additional applications by which we can utilize the technology provided in the license and supply agreement. The additional applications are: (1) the disinfection of storm water runoff; and (2) the decontamination of oil well water. As consideration for the grant of the two additional applications we paid additional license fees of $12,000 and $13,000 in advanced royalties.

        The license is on a proprietary technology (Ecasol) that was originally developed in the Soviet Union. This unique technology is based on electrochemical activation (ECA), which is the process of passing ordinary water or a diluted saline solution (0.01 - 1.0%) through a specially designed electrolytic cell in order to modify their functional properties without adding reagents. Ecasol solutions have the demonstrated ability to:

  Destroy microorganisms such as botrytis fungus, salmonella, e-coli, listeria and anthrax spores;

  Neutralize chemical agents such as Soman and VX;

  Purify water; and

  Clean and Degrease.

        The Ecasol  technology division can produce two basic types of ECA solutions:

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

        Based on extensive research, both anolyte and catholyte solutions:

  Are environmentally friendly;

  Are non toxic to both humans and animals;

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

  Can be generated on-site, thus eliminating handling and storage of chemicals; and

  Can be produced on-site from tap water and salt in required quantities and concentration of active ingredients, pH and salinity (mineralization).

        In addition, anolyte application as hard surface disinfectants on a daily basis for more than ten years demonstrated that microorganisms do not develop resistance against anolytes over time.

        The characteristics described above position Ecasol for potential applications in a number of areas directly related to personal health and safety. For example, in 1997 the U.S. Marines Corps commissioned the Battelle Memorial Institute (a non-profit research organization headquartered in Columbus, Ohio) to test the efficacy of the Ecasol technology in applications relating to the protection of individuals from chemical and biological weapons. In the initial phases of these tests, Ecasol was tested against the anthrax spore, botatoxin, Soman and mustard gas. Following these tests, field-testing (Operational Tests) was conducted at Camp Lejeune, North Carolina by the Marine Corps Chemical/Biological Incident Response Force (CBIRF). By April 1998 the Marine Corps Systems Command had concluded that Ecasol represented "...not just an improvement but a breakthrough in the effectiveness of destroying anthrax and botulism on contact." We believe there are numerous other practical, cost-effective applications for the Ecasol technology.

EcaFlo™  Competition

        Competition for products which resemble our EcaFlo™  devices is expected to intensify and to increase as our devices enter the commercial marketplace. Our competitors do not include companies that produce basic-to-complex water filtration systems, even though many are substantially larger and have greater financial, research, manufacturing, and marketing resources. While effective and cost-efficient, these companies simply produce filtrated water, unlike I.E.T. Inc.'s EcaFlo™  devices that produce electrochemically active, but entirely safe, water that kills harmful microorganisms on contact.

        Important competitive factors for our EcaFlo™  products include product quality, environmental sensitivity, price, ease of use, customer service, and reputation. Industry competition is based on the following:

  Scientific and technological capability;

  Proprietary know-how;

  The ability to develop and market processes;

  Access to adequate capital;

  The ability to attract and retain qualified personnel; and

  The availability of patent protection.

Essential Oils Extraction Division

        Our Essential Oils extraction technologies provide for an effective, low cost extraction of high value bioactive compounds and oils from plants and other sources. Extracting bioactive compounds is a rapidly growing global business. The applications developed using the Essential Oils extraction technologies are deemed by us to be superior in almost every respect to both, steam distillation and solvent extraction, the world's principal methods for producing such extracts. Solvent extraction, the current method of choice, is under increasing attack due to its reliance on solvents known to be either, toxic, carcinogenic, and/or flammable. The Essential Oils extraction technologies have none of these harmful and dangerous attributes.

        The superiority of the Essential Oils extraction technology creates a myriad of business opportunities in a number of industries, including:

  Pharmaceutical

  Food

  Fragrance

  Bio-Insecticide

  Industrial Oils, and

  Nutraceutical

        Each of these industries is rapidly expanding its use of plant-based extracts, and our Essential Oils Extraction Division is being positioned to become a force in the production of these extracts.

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

        The Essential Oils extraction technologies use a new group of eco-friendly solvents. The key advantages of these solvents over the primary competitive extraction systems are as follows:

  Significantly lower production costs

  Higher product yields

  Higher quality

  Totally safe to use, the solvents are non-flammable and inert

  The extracts are achieved at ambient temperatures or below, to our knowledge a world first. Unlike almost all other plant extraction systems, the plants and the dissolved compounds are never subjected to heat, which destroys valuable extracts and degrades the quality of the remaining biomass.

  All of our Essential Oils extraction processing equipment can be assembled as modules and can be moved to the location where the feedstock crops are growing, thereby limiting the possible degradation of the material to be extracted due to time delays incurred by moving the feedstock plants to another site for processing.

  The solvents in the system are continuously recycled and solvent losses in any production year are unlikely to exceed three percent.

  Solvent residues in products produced using the Essential Oils extraction technologies are at least 1000 times less than those in which hexane (widely used and a known carcinogen) is used as the solvent.

        All of the above advantages create tremendous opportunities for Essential Oils extraction technologies in these expanding markets.

Essential Oils Extraction Competition:

        Competition in the extraction of oils is a global business, premised upon technology and methodology which has been in existence for a significant period of time. The following are the existing methods that represent the major alternatives to the Essential Oils extraction technologies:

Super Critical Carbon Dioxide Extraction

        Super Critical Carbon Dioxide Extraction is the only significant technology that can be considered as a competitor in terms of the quality of the extracts produced. This is the technology that is used to make decaffeinated coffee and hop extracts for the brewing industry.

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

        Hexane solvent extract, because of hexane's highly flammable nature, is extremely hazardous, as demonstrated during the past decade by a number of explosions that have occurred at manufacturing facilities using hexane. Vapors commonly emitted during an extraction process using hexane are volatile organic compounds, or "VOC's". VOC's can lead to respiratory problems such as asthma and bronchitis. The United States Environmental Protection Agency has recently promulgated strict limits on VOC emissions (particularly hexane emissions) into the atmosphere and has mandated strict control and reporting requirements when hexane is used. Canada and Europe are considering similar restrictions.

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

        The Essential Oils extraction process almost entirely eliminates damage to bioactive compounds during the extraction and recovery process. As a result, far better, purer, cleaner and more active pharmaceuticals and nutraceuticals can be produced. This, in combination with the elimination of toxic residual solvents in the final products and the benign effect of the process on the environment, places our Essential Oils extraction technologies in a very strong position to become a leading technology in these highly lucrative business sectors.

Business Opportunities for Essential Oils Extraction Division

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

  Colchicines (from Colchcum autumnale roots): a powerful anti-inflammatory;

  Coumarin (from Tonka beans): a widely used blood anti-coagulant;

  Kavalactones (from Piper methysticum, also known as St. John's Wort): a natural Prozac™ ;

  Taxanes (Paclitaxel from the Canadian Yew Tree): most powerful new anti-cancer drug developed in the last 25 years;

  Saw Palmetto: Prostate cancer treatment;

  Lutein: Treatment for macular degeneration;

  Policossanol and tocotrienols: Treatments for cardiovascular disease and high blood pressure;

  Astaxanthin: A powerful antioxidant; and

  Squalene and squalamine: Chemotherapy agents.

Flavors, Fragrances and Colors for the Food Industry

        Our Essential Oils extraction process utilizes eco-friendly solvents, together with its very low production costs and ability to produce high-quality products, provide a tremendous opportunity to capture part of the food flavors, fragrance and color markets.

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

        The nutraceutical business is now global in scope, and generates annual sales in excess of $100 billion. Importantly, sales are growing at an annual rate of 7-8%. This creates an incredible opportunity for our Essential Oils extraction technologies, given their two-fold ability to produce the highest quality at the lowest cost.

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

        Our Essential Oils extraction process has already demonstrated its ability to extract Pyrethroids from the Pyrethrum plant. Pyrethrum has historically been the most widely used naturally derived insecticide, but in recent years has been supplanted in many cases by chemical-based insecticides. Due to environmental concerns and restrictive environmental regulations, this trend appears to be reversing and Pyrethrum is enjoying a resurgence in popularity.

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

        A plant oil which our Essential Oils extraction division has been testing is extracted from Veronia. Veronia is unique in that it contains a natural epoxy that can potentially replace hydrocarbon epoxies in a number of industrial applications. One such application is in oil-based paints. It is estimated by the USDA that the VOC's (Volatile Organic Compounds that cause asthma and bronchitis) given off by oil based paints account for about 5% of the air pollution in Los Angeles, California. In the past five years a number of US corporations have applied for more than twenty patents involving the use of Veronia - even though there is no commercial supply. The potential long-term market of Veronia is estimated to be in the hundreds of millions of dollars - and our Essential Oils extraction has the potential to solve the problem of how to make it available in commercial quantities.

Competition in General

        We expect competition to intensify as technological advances are made and become more widely known in the Essential Oils extraction technologies and the EcaFlo™  technologies, and as new products reach the market. Furthermore, new technologies could be developed in the future that render our products impractical, uneconomical or obsolete. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than those we develop or that would render our technologies and products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that our competitors will not succeed in obtaining market acceptance of their products in advance of us as a result of their financial and technological superiority. These developments could have a material adverse effect on our business, financial condition and results of operations.

Personnel

        We currently have 6 full time employees, 1 part time employee and have consulting agreements with 2 individuals. The 6 full time employees are engaged in management, marketing and sales, engineering and administrative services; our part time employee is within our engineering department; and one of the consultants we engaged provides technical/scientific support to the EcaFlo™  Division of our Company, and the other consultant we engaged provides us with investor, public, and market relations. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

Executive Employment Agreements with I.E.T., Inc.

        On January 3, 2005, we executed an Employment Agreement with William E. Prince, wherein Mr. Prince agreed to serve as the Company's President and Chief Executive Officer. We agreed to pay Mr. Prince an annual compensation of $74,400, in equal, monthly installments payable on the 1st day of each month. The term of the agreement is for 5 years, which began on January 1, 2004 and shall end on December 31, 2009. A copy of the employment agreement was attached as an exhibit to form 8-K filed on January 7, 2005.

        On January 3, 2005, we executed an Employment Agreement with Marion C. Sofield, wherein Ms. Sofield agreed to serve as Executive Vice President of Operations. We agreed to pay Ms. Sofield an annual compensation of $60,000, in equal, monthly installments payable on the 1st day of each month. The term of the agreement is for 5 years, which began on March 1, 2004 and shall end on December 31, 2009. We amended Ms. Sofield's Employment Agreement to change the amount of her annual compensation from $60,000 to $72,000 effective March 1, 2005. A copy of the employment agreement was attached as an exhibit to form 8-K filed on January 7, 2005 and a copy of the amendment is attached hereto as an exhibit.

Non-Executive Employment Agreement

        On February 10, 2005, we executed an Employment Agreement with Steve Johnson, wherein he agreed to be employed as the Company's Regional Sales Manager - Southeastern Division. We agreed to pay Mr. Johnson an annual compensation of $60,000, paid monthly, plus medical insurance, car allowance, office set up in his home, and a credit card for business expenses. We will also pay Mr. Johnson commission, paid quarterly on both individual sales made by Mr. Johnson and on units sold through distributors established by Mr. Johnson. We also agreed to issue Mr. Johnson a sign-on bonus of 10,000 shares of our restricted common stock (issued on March 18, 2005). Additionally, if our Board of Directors accepts an Employee 2005 Stock Option Plan, Mr. Johnson will receive quarterly grants of options to purchase 5,000 shares of our restricted common stock. The stock option terms will be determined in conjunction with the Board of Directors acceptance of the Employee Stock Option Plan. A copy of the employment agreement is attached hereto as an exhibit.

Consultants

        Svetlana Panicheva. On August 17, 2004, we entered into a Technical Services Consulting Agreement with Svetlana Panicheva. Under the terms and conditions of the agreement Mrs. Panicheva will be the Technicial Services Consultant to I.E.T., Inc.'s EcaFlo™ Division. We agreed to pay Mrs. Panicheva $2,500 per month and we agreed to pay reasonable costs associated with her visits to our office as necessary (expected 10 days per month).

        Paul F. Aeby, Sr. On November 15, 2004, we entered into an Independent Contract Agreement with Paul F. Aeby. Under the terms and conditions of the agreement Mr. Aeby provided us with PCL programming services. We paid Mr. Aeby a total fee of $2,875 for the project performed plus we reimbursed him for travel and meal expenses incurred in the performance of the agreement. The agreement terminated on December 10, 2004.

        Joseph Schmidt. Effective November 18, 2004, we entered into a Consulting Agreement with Joseph Schmidt. Mr. Schmidt has many years of experience in providing strategic, operations and financial consulting services to various companies. The term of the agreement is for six months ending on May 18, 2005. We agreed to issue 500,000 shares of our restricted common stock as compensation for his services. On January 4, 2005, the agreement was amended to exclude Part 5, the anti-dilution clause from the agreement. A copy of the consulting agreement and the amendment were attached as exhibits to form 8-K filed on January 7, 2005.

        XXR Consulting, Inc. On December 8, 2004, we entered into a Consulting Agreement with XXR Consulting, Inc., wherein XXR agreed to consult, assist and advise us in identifying investor relations and/or public relations and/or market relations organizations to be utilized by us and to assist us with such investor relations and/or public relations and/or market relations which are engaged by us. The term of the agreement is for six months beginning on December 8, 2004. Pursuant to the agreement we agreed to issue 1 million shares of our unrestricted common stock to XXR. As of the date of this filing the 1 million shares have been issued to XXR. A copy of the consulting agreement was attached as an exhibit to form 8-K filed on January 7, 2005.

Patents, Proprietary Rights and Licenses

        We intend to seek patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also will rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to provide competitive advantages for our products in our markets and to develop new products.

        We have an agreement with Coach House Group to pursue the development of extraction technologies utilizing its technology. While utilizing the Coach House Group technology, we are concurrently developing new technologies utilized for the extraction of essential oils.

        In addition, we currently license the right to use certain patents and other intellectual proprietary rights from Electro-Chemical Technology Ltd. and Laboratory of Electrotechnology Ltd. These licenses secure intellectual property rights necessary for the manufacture and sale of our EcaFlo™ products. A one-time license fee of $75,000 was paid for the license, which expires in May of 2018. Additionally, there is a royalty of 8% on the net sales price on any sales made by us. On October 27, 2004, we amended the license agreement to expand the applications by which we can utilize the technology provided. As consideration for the grant of two additional applications we paid additional license fees of $12,000 and $13,000 in advanced royalties.

AVAILABLE INFORMATION

        We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

ITEM 2. DESCRIPTION OF PROPERTY

        Our main production facility is currently located at 4235 Commerce Street in the Strand Industrial Park, Little River, South Carolina. The building is approximately 12,000 square feet and is located on two lots. We made basic, necessary improvements to the building, but overall, management believes the building is in excellent condition.

        We purchased this property from JMW Investments ("JMW"), an unaffiliated third party, for a purchase price of $380,569. The interest rate is 0.5% over the bank prime rate and can be adjusted daily with a maximum interest rate of 8% and a minimum interest rate of 4.5%. The current rate is 5.75% and the term of the loan is five years on a 30-year amortization with the final principal payment due on February 22, 2009.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

        Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "IEVM". We have been eligible to participate in the OTC Bulletin Board since July 19, 2000 under the trading symbol "NTUH". On June 4, 2004, our trading symbol changed in conjunction with our name change. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	0.95	0.23	0.07	0.015
2nd Quarter	0.62	0.17	0.06	0.04
3rd Quarter	0.50	0.15	0.13	0.04
4th Quarter	0.34	0.19	0.26	0.08

(b) Holders of Common Stock

        As of February 23, 2005, we had approximately 273 stockholders of record of the 21,282,793 shares outstanding. The closing bid stock price on February 23, 2005 was $0.19.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

        The following description applies to the stock option plan which we adopted in July of 2002; no options have been granted under this plan as of the date of this filing.

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

        Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plan) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the stock option plan. The committee will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plan.

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

Consultant and Employee Stock Compensation Plan

        Effective August 27, 2003, we adopted a Consultant and Employee Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 2,500,000 shares. As of December 31, 2004, 530,500 shares have been granted under this plan.

Consultant and Employee Stock Compensation Plan

        Effective January 21, 2004, we adopted another Consultant and Employee Stock Compensation Plan. The maximum number of shares initially available pursuant to the plan was 500,000 shares. On December 27, 2004, we amended the compensation plan to make available an additional 4,000,000 shares of common stock. As of December 31, 2004, 500,000 shares have been issued under this plan.

Equity Compensation Plans Information

        We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information as of December 31, 2004 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	0	$0	7,969,500 (2)

Total	0	$0	7,969,500

  Includes 2,000,000 options, 1,969,500 shares from the 2003 plan and 4,000,000 shares from the 2004 plan, available for issuance.

        These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

Issuances to Officer, Directors and Employees

        On October 4, 2004, we issued 50,000 shares of our restricted common stock to William E. Prince the President of the Company, as partial compensation for the third quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On October 4, 2004, we issued 25,000 shares of our restricted common stock to Marion C. Sofield the Secretary of the Company, as partial compensation for the third quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On October 4, 2004, we issued 5,000 shares of our restricted common stock to Sherwood L. Jones, Sr. Vice President, Business Acquisitions of I.E.T., Inc. as partial compensation for the third quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On October 4, 2004, we issued 2,500 shares of our restricted common stock to Rebecca K. Grieco, employee for I.E.T., Inc., as partial compensation for the third quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On October 4, 2004, we issued 1,500 shares of our restricted common stock to Stuart Emmons, Production Manager and Chief Engineer for I.E.T., Inc., as partial compensation for the third quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On November 15, 2004, we issued 15,000 shares of our restricted common stock to Stuart Emmons, Production Manager and Chief Engineer for I.E.T., Inc., as compensation for his completion of certain services pursuant to his employment agreement with I.E.T., Inc. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        From December 20, 2004 through December 22, 2004, we sold 6 units consisting of 150,000 shares of restricted common stock, 150,000 series A warrants and 150,000 series B warrants to 3 accredited investors for a total purchase price of $30,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. As of the date of this filing the shares have not been issued.

        On December 30, 2004, we issued 50,000 shares of our restricted common stock to William E. Prince the President of the Company, as partial compensation for the fourth quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On December 30, 2004, we issued 25,000 shares of our restricted common stock to Marion C. Sofield the Secretary of the Company, as partial compensation for the fourth quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On December 30, 2004, we issued 5,000 shares of our restricted common stock to Sherwood L. Jones, Sr. Vice President, Business Acquisitions of I.E.T., Inc., as partial compensation for the fourth quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On December 30, 2004, we issued 2,500 shares of our restricted common stock to Rebecca K. Grieco, employee for I.E.T., Inc., as partial compensation for the fourth quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On December 30, 2004, we issued 1,500 shares of our restricted common stock to Stuart Emmons, Production Manager and Chief Engineer for I.E.T., Inc., as partial compensation for the fourth quarter. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Issuances to Consultants

        On December 28, 2004, we issued 500,000 shares of our restricted common stock to XXR Consulting Inc. pursuant to its consulting agreement dated December 8, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On December 28, 2004, we issued 125,000 shares of our restricted common stock to Joseph Schmidt pursuant to his consulting agreement dated November 18, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On December 28, 2004, we issued 125,000 shares of our restricted common stock to United Capital Group, Inc. in accordance with Mr. Schmidt's request pursuant to his consulting agreement dated November 18, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

        From January 6, 2005 through January 27, 2005, we sold 8.2 units consisting of 205,000 shares of restricted common stock, 205,000 series A warrants and 205,000 series B warrants to 3 accredited investors for a total purchase price of $41,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. As of the date of this filing the shares have not been issued.

        On February 2, 2005, we issued 500,000 shares of our restricted common stock to XXR Consulting Inc. pursuant to its consulting agreement dated December 8, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On February 2, 2005, we issued 125,000 shares of our restricted common stock to Joseph Schmidt pursuant to his consulting agreement dated November 18, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On February 2, 2005, we issued 125,000 shares of our restricted common stock to United Capital Group, Inc. in accordance with Mr. Schmidt's request pursuant to his consulting agreement dated November 18, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On March 18, 2005, we issued 10,000 shares of our restricted common stock to Steve Johnson as a sign-on bonus pursuant to his employment agreement dated February 10, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

  Developing a relationship with Clemson University to produce testing assistance with our Essential Oils Extraction Division; and

  Commencing the process of developing a brand identity and sales campaign through the appearance at various trade shows.

        As a company in an early development stage our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the fourth quarter of 2004 we had cash available of $179,251. Our cash requirements on a monthly basis are approximately $80,000, excluding exceptional expenses that are related to capital raising and securities registration expenses.

        We have continuously incurred losses since inception. For the year ended December 31, 2003 we had a net loss of $256,762 as compared to a net loss of $1,461,525 for the year ended December 31, 2004. This 469% increase in overall losses is the result of our increased business activities, which includes increased salary expenses for additional personnel, professional fees, and increased office expenses in setting up our new office and lab facilities in South Carolina. Although we anticipate initial revenues to commence in the 1st quarter of 2005, we anticipate continued losses throughout the 1st and 2nd quarters of 2005.

        The forecast of sales-generated revenues in the EcaFloTM Division will add to our labor costs, but it is anticipated that deposits on customer purchase orders will off-set these expenses. Management intends to closely monitor the costs associated with the production of EcaFloTM devices in an attempt to minimize capital shortages during fiscal 2005. Our ability to continue commercialization efforts in 2005 will be critical, as the first and second quarters of 2005 will see an increase in "burn" rate due to expansion efforts needed to transition the Company fully from development stage into production stage. Capital, from investment financing through stockholders exercising their "A" warrants in 2005, is anticipated in an amount up to $1,612,500 if all warrants are exercised. As the company continues to expand operational activities, we anticipate experiencing net negative cash flows from operations, and may be required to fund operations from bank borrowings if available that could possibly be secured by contract sales of EcaFloTM devices in addition to continued equity sales of our common stock.

        There can be no assurance that subsequent additional financing, if and as necessary, would be available, or if it is available, that it would be on acceptable terms. The terms of additional financing could involve a change of control and/or require stockholder approval. If additional financing is not available when, and if, required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels without significant changes to our business plan, if at all.

Plan of Operation

        The two technologies that continue to drive our short-term and long-term plans are the 1) EcaFloTM Division, and 2) Essential Oils Extraction Division. Our updated plan of operation focuses on continuing the process of commercialization of EcaFloTM Division equipment while having our essential oil extraction plant constructed and installed in the South Carolina facility.

EcaFloTM Division:

        Our plans to provide small water volume purification units have been abandoned. The United States market is currently saturated with water "purification" units that claim to "purify" water but that actually primarily "filter" water. We have determined that I.E.T., Inc. should not waste valuable time and energies on developing equipment to compete in this market. This determination is based upon two basic facts: 1) I.E.T., Inc. will not be able to achieve profit margins that are large enough to justify the labor costs and design changes ("Westernization") associated with small volume - lower cost - recreational use equipment; and 2) changing the consumer's mind about the functional difference between water purification units versus water filtration systems would consume huge amounts of money and effort in advertising campaigns that would have a high probability of failure.

        On October 27, 2004, we amended our license and supply agreement to add two additional applications by which we can utilize the technology provided in the license and supply agreement. The additional applications are: (1) the disinfection of storm water runoff; and (2) the decontamination of oil well water. As consideration for the grant of the two additional applications we paid additional license fees of $12,000 and $13,000 in advanced royalties.

        Our focus has been re-directed to the markets at-hand: storm-water treatment, wastewater treatment, petroleum industry applications and food/beverage sanitation opportunities. FEM's (flow-through electrolytic modules) continue to be the main components of the EcaFloTM Division equipment product line. We have established vendor relations with domestic suppliers for the other components that are used in our equipment. Engineering and design work on our first 8-FEM devices are complete. Parts have been ordered, received and assembled to put forth this Division's first fully functional 8-FEM device.

        On January 24, 2005, we entered into a sales contract with Maverick Stimulation Company, LLC, a Colorado-based oilfield service company specializing in production enhancement of oil and gas wells, to deliver our first EcaFloTM 080 device for a total purchase price of $31,369.65 (paid in full on March 1, 2005).

Essential Oils Extraction Division:

        Negotiations with the Coach House Group, UK, are being held relative to the costing and delivery of the extraction plant that I.E.T., Inc. undertook in the third quarter of 2004. I.E.T., Inc. paid the Coach House Group $84,000 in the first quarter of 2004 for a 150-liter oil extraction "plant" that will be utilized by the company (2/3 capacity) and its university research partners (1/3 capacity). I.E.T., Inc. had quotes for the "plant" prepared and submitted by United States companies in order to get the very best price for the equipment. Discussions with the Coach House Group center on ordering the equipment so that I.E.T., Inc. may utilize the "plant" more expeditiously. I.E.T., Inc. has initiated marketing efforts for its extracted essential oils within the nutraceutical, pharmaceutical and food additive industries. Although these efforts are preliminary, the contact base is being developed so that markets will be easier to penetrate when this Division is operational.

Satisfaction of our cash obligations for the next 12 months.

        As of December 31, 2004, our cash balance was $179,251. We believe that this amount will provide sufficient cash for the next two months. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

        Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

        On February 1, 2005, we entered into a Promissory Note with United Capital Group, Inc. for the principal amount of $50,000. Pursuant to the note we promised to pay to the order of United Capital Group, Inc. the sum of $50,000 together with interest thereon at 6% per annum on any unpaid balance. According to the note the outstanding principal and accrued but unpaid interest was due and payable on February 16, 2005. The parties have mutually agreed to extend the due date. On March 16, 2005, we paid $10,000 toward this debt.

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

EcaFloTM Division

        Product development within this division has moved ahead at a rapid pace throughout fiscal 2004. As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFloTM devices and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. We had previously stated in our third quarter of 2004, "As demonstration and trials are successfully accomplished, design of equipment customized to meet customer needs is expected to begin in the fourth quarter of 2004." Not only did we pass the design/engineering stage for a specific 8-FEM EcaFloTM device in the fourth quarter, but our engineering department finalized vendor relations with strategic suppliers. Our administrative service department has finalized credit relations with these vendors in order to receive ordered parts by purchase order, and, as these device components have been received, the engineering department has assembled the 8-FEM unit and tested the device in our own "shop." Technical support is being provided to our engineering department by our licensor's personnel, who are knowledgeable in all matters concerning the ECA science, the technology and any modifications we need to make to achieve optimal efficacy for practical applications. Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFloTM devices with a firm confidence level.

        On January 24, 2005, we sold our first EcaFloTM 080 device for a total purchase price of $31,369.65 (paid in full on March 1, 2005) to Maverick Stimulation Company, LLC, a Colorado-based oilfield service company specializing in production enhancement of oil and gas wells.

        Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel was able to produce test results showing potential customers that aliquots of petroleum well "frac" waters that were treated with a 1% EcaFloTM device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into "frac water." The petroleum industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer's representative/sales and distribution agent.

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

        Further research and development efforts will be implemented with our strategic university partners, going concerns within the petroleum and wine industries, and possibly, with nationally accredited research labs. We view research and development as an integral portion of our product development plan and will use the measurable outcomes from research projects as catalysts for market development. The results of this research guide us in determining what to design and build and who will buy "it."

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

        We have made a verbal commitment to Clemson University's Nutraceutical Research Institute (NRI) to join as a "Supporting Member" upon receipt and installation of extraction equipment within our facility. In addition to the lab availability at Coastal Carolina University, we have found that Clemson University, a world renowned, agricultural, land-grant university is anxious to associate itself with research that we need to further our goal of introducing an environment-friendly source of pure essential oils into the nutraceutical and pharmaceutical industries. Costs associated with this membership are being analyzed and a "menu" of services, such as bioassays, is being developed by Clemson University's NRI to address our research needs.

        As previously stated, 1/3 of our extraction plant (once established) will be dedicated to the university system for research purposes. The extraction plant will have a 150-Liter capacity, thus we will have the capability of producing extracted essential oils in the remaining 100-Liter portion of the plant.

        Once again, the results of research performed by our University partners and/or nationally certified labs will play a major role in assisting us in the determination of viable markets for our essential oil extracts.

Expected Purchase or sale of plant and significant equipment.

        We continue to be involved in negotiations with the Coach House Group, UK, our joint venture partner, who provide us with the Naturol essential oils extraction technology, by which we hope to engage a United States company to construct our extraction "plant." We paid an $84,000 deposit for this extraction equipment to SPDG Naturol - the Coach House Group - in January of 2004. In efforts to expedite our receipt of the equipment, our engineering department has worked closely with the Coach House Group engineers. Several design element modifications have occurred as a result of these conversations and should we contract to have this "plant" built for us locally, it may greatly improve our ability to get the oil extraction plant operational within our South Carolina facility more quickly and for less money than originally anticipated. In this instance, the savings appear to justify the delay. Discussions with Coach House Group continue in anticipation of developing a strategy to move the technology forward.

Significant changes in the number of employees.

        We currently employ 6 full time employees, 1 part time employee and have consulting agreements with 2 individuals. The 6 full time employees are engaged in management, marketing and sales, engineering and administrative services; our part time employee is within our engineering department; and one of the consultants we engaged provides technical/scientific support to the EcaFloTM Division of our Company and the other consultant we engaged provides us with PCL programming services.. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel. Additional production personnel are projected to be added in the first and second quarters of 2005, in accordance with anticipated production needs.

Going Concern

        The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

        We have a limited operating history. Our management team has extensive experience in project development and managing corporate assets. A highly successful professional who brings more than three decades of business development experience to us from the environmental engineering industry heads our marketing and sales department. The company's engineering department is staffed by former military personnel who have experiences that center on the primary mechanical and electrical aspects of the two technologies that we are moving forward. Of course, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in our intended industries. Outside of the high levels of expertise noted above and our concentrated effort to be the leading provider in our industries, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

        Our future operating results will depend upon many factors, including:

  The continuation of our efforts to raise adequate working capital through equity investment and the generation of sales revenues;

  The continued success of lab testing that supports the development of our technology product lines;

  Demand for our technologies;

  The level of our competition;

  Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and

  The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

        To achieve profitable operations, we must, alone or with others, successfully act on the factors stated above, along with continually developing ways to enhance our production efforts, now that we are commencing production in the EcaFloTM Division, and in the future as we commence production in the Essential Oils Extraction Division. Since inception, we have incurred a net loss of $1,975,522 and at December 31, 2004 we had stockholders' equity of $443,015.

We have issued proposals for our products to potential customers, but can give no assurance there will be sales associated with these proposals, or other proposals submitted in the future.

        We recognize that, despite our best efforts, we may not be successful in our commercialization process, although we have submitted several proposals for EcaFloTM devices to potential customers. There is no assurance that we will be able to obtain approval from regulatory agencies, that we will be able to manufacture voluminous quantities of our products with acceptable quality, or that the market for our product will continue to exist.

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

        Based on our current proposed plans and assumptions, we anticipate that our existing funds will only be sufficient to fund our operations and capital requirements for approximately 2 months. Furthermore, the commercialization expenses of our two technologies will be very substantial, i.e., well in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing during the next 12-month period in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

        As a result of our deficiency in working capital at December 31, 2004, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

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

        We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. We are currently seeking additional equity and/or debt financing, which may result in additional shares of our common stock being issued. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

ITEM 7. FINANCIAL STATEMENTS

        See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-KSB.

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

ITEM 8B. OTHER INFORMATION

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

        Information as to our current directors and executive officers is as follows:

Name	Age	Title

William E. Prince	54	President, CEO, Chairman, Treasurer
Marion Sofield	43	Secretary, Director
Michael J. Cunningham	60	Director
Dr. Valgene L. Dunham	63	Director
Paul Branagan	62	Director

Duties, Responsibilities and Experience

        William E. Prince has served as Chairman of the Board, Chief Executive Officer, and a Director of the Company since August 27, 2003. Presently, Mr. Prince is also the President of I.E.T., Inc. Mr. Prince served as Executive Director of the Albemarle Economic Development Commission from 1999 to August 2003. Mr. Prince was branch and regional manager of Law/Gibb Group, an employee owned international environmental engineering consultants from 1996 to 1999. Mr. Prince was Vice President and branch manager for Froehling & Robertson, a family owned environmental consulting firm from 1994 to 1996. From 1990 to 1994, Mr. Prince served as Vice President for Business Development and was a principal and owner with Ragsdale Consultants, Inc., and DSA Design Group, both privately held engineering and environmental consultants. From 1979 to 1990 Mr. Prince held various management positions with Law Engineering and Environmental Services, an employee owned international consulting firm. Primary responsibilities were new ventures and company growth.

        Marion Sofield has served as Secretary of the Company since April 23, 2004 and has served as a Director of the Company since August 5, 2004. Presently, Ms. Sofield is also Vice President of Operations for I.E.T., Inc. Formerly the Executive Director of Matrix Technology Alliance, Inc. (2003-2004), Ms. Sofield joined our staff to develop and implement operating systems and production capabilities that will move the Company into a production mode. Ms. Sofield has eight years of experience, from 1993-2002, in economic development management and has owned and operated two successful businesses of her own. From 1983 through 1987, Ms. Sofield served as a Corporate Secretary/Treasurer for Lord-Wood, Larsen Associates, Inc., a civil engineering firm formerly located in West Hartford, Connecticut. Ms. Sofield, a 1983 graduate of Radford University, was recently honored in Washington, D.C. as the 2003 Business Person of the Year by the United States of America's Business Advisory Council.

        Michael J. Cunningham OBE Mphil (Cantab) has served as a Director of the Company since January 19, 2004. From 1994 to the present, Mr. Cunningham has been Chairman and CEO of The Coach House Group UK Ltd ("CHGUK"), a specialist research and development company, based in the UK with offices and associates world-wide. Mr. Cunningham is also Chairman and CEO of The Sustainable Projects Development Group, a UK based subsidiary of CHGUK, specializing in the identification and development of sustainable technologies utilizing natural resources and materials, with projects underway in several countries. Since 2000, Mr. Cunningham has been a Director of Healthworld International, a start-up company developing natural medicines and neutraceutical products from botanical and animal sources in Africa. From 1994 to 1997,

Mr. Cunningham was CEO of London Minsk Development Company, specializing in the conversion of military technologies to commercial use and the development and application of economic offset programs. He was appointed Professor at Lancaster University in 1994. He was the recipient of the Yuri Gargarin Medal for services to Russian Space Industry in 1993. In 1987, he was a Lecturer, Examiner and did post-graduate programs at Cambridge University Centre of International Studies. In 1985 he was an Officer of the Order of the British Empire.

        Dr. Valgene L. Dunham has served as a Director of the Company since January 19, 2004. Dr. Dunham is also the Vice President for Grants, Contract Administration and Research Planning for Coastal Carolina University in South Carolina. In the fall semester of 2002, Dr. Dunham served as the Special Assistant to the President of Coastal Carolina University. In the summer of 2002, Dr. Dunham served as Interim Provost of Coastal Carolina University. From 1995 through 2002, Dr. Dunham served as Dean of the College of Natural & Applied Sciences of Coastal Carolina University. In 1969, Dr. Dunham received his Ph.D. in Botany from Syracuse University in New York. In 1965, Dr. Dunham received his Masters in General Science from Syracuse University in New York.

        Paul Branagan has served as a Director of the Company since January 19, 2004. Mr. Branagan graduated from the University of Nevada Las Vegas with a B.S. in physics. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc., a consulting research and engineering company. From August 21, 2002 to present Mr. Branagan has been the President and Director of Petrol Oil and Gas, Inc. a 34 Act Reporting Corporation. From 1975 to 1993 he was the Project Manager, Assistant Oil and Gas Division Manager and Senior Scientist of CER Corporation of Las Vegas, Nevada. Since 1999, Mr. Branagan has been the President and a member of the board of directors of Millennium Plastics Corporation, a 34 Act Reporting Corporation.

Election of Directors and Officers.

        Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

        No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

        No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

        No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in their filings.

Audit Committee and Financial Expert

        We do not have an Audit Committee, our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

        We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

        Our decision to not adopt such a code of ethics results from our having only two officers and four directors operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

        We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation of the Company's executive officers during the last two fiscal years of the Company. The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company's business.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
William E. Prince (1) President/Director	2003 2004	$29,000 $67,000	-0- -0-	-0- -0-	-0- 300,000 shares (2)	-0- -0-	-0- -0-

  Mr. Prince was appointed as an officer and director of the Company on August 27, 2003.

  Of the 300,000 shares, 100,000 shares were issued to Mr. Prince as a sign on bonus for serving as an officer and director of the Company and the 200,000 shares were issued as partial compensation for the year.

Employment Agreements

William E. Prince

        On January 3, 2005, we executed an Employment Agreement with William E. Prince, wherein Mr. Prince agreed to serve as the Company's President and Chief Executive Officer. We agreed to pay Mr. Prince an annual compensation of $74,400, in equal, monthly installments payable on the 1st day of each month. The term of the agreement is for 5 years, which began on January 1, 2004 and shall end on December 31, 2009. A copy of the agreement is attached hereto as an exhibit.

Marion C. Sofield

        On January 3, 2005, we executed an Employment Agreement with Marion C. Sofield, wherein Ms. Sofield agreed to serve as Executive Vice President of Operations. We agreed to pay Ms. Sofield an annual compensation of $60,000, in equal, monthly installments payable on the 1st day of each month. The term of the agreement is for 5 years, which began on March 1, 2004 and shall end on December 31, 2009. We amended Ms. Sofield's Employment Agreement to change the amount of her annual compensation from $60,000 to $72,000 effective March 1, 2005. A copy of the agreement and amendment are attached hereto as exhibits.

Steve Johnson

        On February 10, 2005, we executed an Employment Agreement with Steve Johnson, wherein he agreed to be employed as the Company's Regional Sales Manager - Southeastern Division. We agreed to pay Mr. Johnson an annual compensation of $60,000, paid monthly, plus medical insurance, car allowance, office set up in his home, and a credit card for business expenses. We will also pay Mr. Johnson commission, paid quarterly on both individual sales made by Mr. Johnson and on units sold through distributors established by Mr. Johnson. We also agreed to issue Mr. Johnson a sign-on stock bonus of 10,000 shares of our restricted common stock (issued on March 18, 2005). As of the date of this filing approval from our Board of Directors is pending. Additionally, if our Board of Directors accepts an Employee 2005 Stock Option Plan, Mr. Johnson will receive quarterly grants of options to purchase 5,000 shares of our restricted common stock. The stock option terms will be determined in conjunction with the Board of Directors acceptance of the Employee Stock Option Plan. A copy of the employment agreement is attached hereto as an exhibit.

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

Director Compensation and Other Arrangements

        All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock.

Compensation Committee

        We currently do not have a compensation committee of the board of directors. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

Option Grants in Last Fiscal Year

        No stock options were granted during fiscal year 2004. The Company issued restricted stock awards in lieu of stock options.

Long-Term Incentive Plan - Awards in Last Fiscal Year

Name (a)	Number of shares, units or other rights (#) (b)	Performance or other period until maturity or payout (c)	Estimated future payouts under non-stock price-based plans
			Threshold ($ or #) (d)	Target ($ or #) (e)	Maximum ($ or #) (f)

William E. Prince	300,000 (1)	None	50,000 (2)	None	800,000 (3)

  Of the 300,000 shares 100,000 was issued as a sign-on bonus and 200,000 was issued as partial compensation for the fiscal year 2004.

  Threshold: Represents the number of shares issued quarterly as partial compensation for the fiscal year 2005.

  Maximum: Represents the number of shares remaining for future issuance for the next five years assuming we will continue to issue 50,000 shares to Mr. Prince per quarter. The term of Mr. Prince's employment agreement began on January 1, 2004 and will end on December 31, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on February 23, 2005 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 21,282,793 shares of common stock outstanding.

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

Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
William E. Prince, President & Director 4235 Commerce St. Little River, SC 29566	300,000	1%
Marion C. Sofield 4235 Commerce St. Little River, SC 29566	150,000	1%
Michael J. Cunningham, Director (3) 4235 Commerce St. Little River, SC 29566	100,000.4%
Dr. Valgene L. Dunham, Director (3) 4235 Commerce St. Little River, SC 29566	2,500	0%
Paul Branagan 4235 Commerce St. Little River, SC 29566	102,500.4%
All Directors & Officers as a Group	655,000	3%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

  Rounded to the nearest whole percentage.

  Appointed Director of the Company on January 19, 2004.

Security Ownership of Certain Beneficial Owners
Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
3GC Ltd. (3) 6265 S. Stevenson Way Las Vegas, NV 89120	796,915	4%
Gary J. Grieco(3) 4660 Lightkeepers Way Little River, SC 29566	1,239,000	6%
Robert R. Lucas 414SW 51st Terr Cape Coral, FL 33914	1,500,000	7%
Mark C. Northcorp 13700-2 Six Mike Cypress Pkwy Fort Myers, FL 33912	1,040,000	5
Beneficial Owners as a Group	4,575,915	22%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

  Rounded to the nearest whole percentage.

  Gary J. Grieco is the sole officer, director and Stockholder of 3GC LTD. and has the power to direct the voting of 3GC LTD.'s shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On August 27, 2003, we entered into a Consulting Agreement with William E. Prince, whereas Mr. Prince agreed to continue the establishment of a corporate operation in North Carolina and provide all services necessary as President and Chief Executive Officer. We agreed to pay Mr. Prince $5,000 monthly for services rendered pursuant to the Agreement. We also agreed to pay for travel and expenses incurred in the performance of the Agreement. A copy of the Consulting Agreement was attached as an exhibit to Form 10-QSB filed on November 19, 2003. The agreement expired on December 31, 2003 and as of February 1, 2004 Mr. Prince was added to IET's payroll. Mr. Prince is no longer a consultant of the Company, but remains as CEO, President and Director of the Company.

        On August 27, 2003, we entered into a contractual agreement with Matrix Technology Alliance, Inc. ("Matrix"), wherein Matrix agreed to provide managerial, secretarial, bookkeeping and other clerical support services, including office space. Marion C. Sofield, a current employee of the Company formerly acted as the executive director of Matrix. Ms. Sofield resigned from the position as executive director of Matrix, effective February 27, 2004 and accepted a position with the Company on March 1, 2004. The contract with Matrix was terminated on March 1, 2004. We paid Matrix $20,000 and $100,600 for the years ended December 31, 2004 and 2003 respectively.

ITEM 13. EXHIBITS

(a) Exhibits

10.1**	Consulting Agreement of Joseph Schmidt, dated 11/18/04
10.2**	Letter Amendment to Joseph Schmidt's Consulting Agreement, dated 1/4/05
10.3**	Consulting Agreement of XXR Consulting, Inc., dated 12/8/04
10.4**	Employment Agreement of William E. Prince, dated 1/3/05
10.5**	Employment Agreement of Marion C. Sofield, dated 1/3/05
10.6*	Addendum to Marion Sofield's Employment Agreement, dated 3/1/05
10.7*	Employment Agreement of Steve Johnson, dated 2/10/05
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

______

* Filed herewith.

** Filed as exhibit to Form 8-K filed on January 7, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

        The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $33,200 and $18,500, respectively.

(2) AUDIT-RELATED FEES

        The aggregate fees billed by Weaver & Martin LLC for professional services rendered for audit related fees for fiscal years 2004 and 2003 were $0 and $16,500, which primarily related to audit services for potential acquisition candidates.

(3) TAX FEES

        The aggregate fee to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal year 2004 was $0 and for fiscal year 2003 was $2,000, respectively.

(4) ALL OTHER FEES

        There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2004 and 2003 other than the fees described above.

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

Not applicable.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

By: /s/William E. Prince

William E. Prince, President

Date: March 29, 2005

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/William E. Prince	President, Secretary/Treasurer, CEO, Chairman, Chief Accounting Officer	March 29, 2005

/s/Marion Sofield	Secretary, Director	March 29, 2005

/s/Paul Branagan	Director	March 29, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. Formerly Naturol Holdings, Ltd. (a development stage company) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period December 31, 2004 and for the period of June 18, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and for the period June 18, 2001 to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kansas City, Missouri

March 29, 2005

Integrated Environmental Technologies, Ltd.

formerly known as Naturol Holdings, Ltd.

(A Development Stage Company)

Consolidated Balance Sheet

	December 31,
	2004	2003
Assets
Current Assets:
Cash	$ 179,251	$ 284,221
Inventory	66,102	15,000
Deposits and prepaid assets	84,915	2,526
Total current assets	330,268	301,747

Building	479,268	-
Equipment	11,289	3,547
Accumulated depreciation	(11,746)	(296)
Total building and equipment	478,811	3,251

Other asset-license agreement net of accumulated amortization of $6,780 and $1,695 at 12/31/04 and 12/31/03	68,220	73,305

	$ 877,299	$ 378,303
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 85,717	$ 61,945
Accrued liabilities	41,363	-
Current maturity of long-term debt	11,000	-
Notes payable	-	5,000
Total current liabilities	138,080	66,945

Long-term debt, net of current maturities	296,204	-

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $0.001, 20,532,793 and 5,068,741 shares issued and outstanding at 12/31/04 and 12/31/03	20,533	5,069
Stock bought or earned not issued	900	7,306
Paid-in capital	2,397,104	812,980
Deficit accumulated during the developmental stage	(1,975,522)	(513,997)
Total stockholders' equity	443,015	311,358

Total liabilities and stockholders' equity	$ 877,299	$ 378,303

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.

formerly known as Naturol Holdings, Ltd.

(A Development Stage Company)

Consolidated Statement of Operations

	Year Ended December 31,		From Inception June 18, 2001 to December 31,
	2004	2003	2004
Professional fees	$ 774,550	$ 78,759	$ 1,010,396
Administration fee	20,000	100,600	120,600
Salary	412,875	29,000	441,875
Insurance expense	32,292	-	32,292
License fee	-	-	50,000
Depreciation and amortization	16,536	1,991	18,527
Rent	19,225	11,250	30,475
Expense of affiliate	-	-	3,875
Product testing	14,928	10,750	25,678
Office & miscellaneous expense	105,287	7,548	136,549
Travel & entertainment	53,268	7,390	75,425
	1,448,961	247,288	1,945,692
Other (income) expense:
Interest income	(804)	-	(804)
Interest expense	13,368	9,474	30,634
	12,564	9,474	29,830

Net loss	$ 1,461,525	$ 256,762	$ 1,975,522

Net loss per share basic and diluted	$ (0.10)	$ (0.05)	$ (0.21)

Weighted average shares outstanding	15,333,640	5,068,741	9,546,881

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.

formerly known as Naturol Holdings, Ltd.

(A Development Stage Company)

Statement of Stockholders' Equity

				Stock Bought or Earned Not Issued	Subscription Receivable	Paid In Capital	Deficit Accumulated During The Developmental Stage	Total Stockholders' Deficit
	Common Stock
	Per Share	Shares	Amount
Inception date June 18, 2001-shares sold	$0.005	9,680,000	$ 9,680	$ -	$ (5,680)	$ 37,280	$ -	$ 41,280
Shares sold	1.25	67,000	67	-	-	83,415	-	83,482
Reverse merger	0.005	5,253,004	5,253	-	-	(52,765)	-	(47,512)
Net loss		-	-	-	-	-	(161,022)	(161,022)
Balance January 31, 2002		15,000,004	15,000	-	(5,680)	67,930	(161,022)	(83,772)

Shares cancelled		(9,931,261)	(9,931)	-	5,680	4,251	-	-
Net loss		-	-	-	-	-	(96,213)	(96,213)
Balance December 31, 2002		5,068,743	5,069	-	-	72,181	(257,235)	(179,985)

Stock bought not issued - 4,750,000 shares	0.10	-	-	4,750	-	470,250	-	475,000
Options issued		-	-	-	-	17,500	-	17,500
Debt converted into stock but stock not issued - 2,556,050 shares	0.10	-	-	2,556	-	253,049	-	255,605
Net loss		-	-	-	-	-	(256,762)	(256,762)
Balance December 31, 2003		5,068,743	5,069	7,306	-	812,980	(513,997)	311,358

Stock Sold	0.10	4,200,000	4,200	-	-	346,096	-	350,296
Stock bought not issued	0.10	7,306,050	7,306	(7,306)	-	-	-	-
Options exercised	0.10	500,000	500	-	-	49,500	-	50,000
Stock for employee services	0.32	530,500	531	-	-	168,740	-	169,271
Stock Sold	0.20	2,120,000	2,120	-	-	345,496	-	347,616
Stock bought not issued	0.20	-	-	150	-	29,850	-	30,000
Warrants issued for services		-	-	-	-	206,500	-	206,500
Stock issued for services	0.28	807,500	807	750	-	437,942	-	439,499
Net loss		-	-	-	-	-	(1,461,525)	(1,461,525)
Balance December 31, 2004		20,532,793	$ 20,533	$ 900	$ -	$ 2,397,104	$ (1,975,522)	$ 443,015

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.

formerly known as Naturol Holdings, Ltd.

(A Development Stage Company)

Consolidated Statement of Cash Flows

	Year Ended December 31,		From Inception June 18, 2001 to December 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$ (1,461,525)	$ (256,762)	$ (1,975,522)

Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	16,535	1,991	18,526
Warrants issued for services	206,500	17,500	224,000
Stock issued for services	608,769	-	658,769
Changes in operating assets and liabilities:
Inventory	(51,102)	(15,000)	(66,102)
Deposits and prepaid assets	(82,389)	(2,526)	(84,915)
Accounts payable	73,773	(3,991)	85,717
Accrued liabilities	41,363	-	41,363
Cash used in operating activities	(648,076)	(258,788)	(1,098,164)

Cash flows from investing activities:
Purchase of building and equipment	(487,010)	(3,547)	(490,557)
Purchase of license agreement	-	(75,000)	(75,000)
Cash used in investing activities	(487,010)	(78,547)	(565,557)

Cash flows from financing activities:
Payments on long-term debt	(11,546)	-	(11,546)
Note payable, net	(5,000)	146,312	229,106
Increase in long-term debt	318,750	-	318,750
Proceeds from the sale of common stock	727,912	475,000	1,306,662
Cash provided by financing activities	1,030,116	621,312	1,842,972

Increase (decrease) in cash	(104,970)	283,977	179,251
Cash beginning of period	284,221	244	-
Cash end of period	$ 179,251	$ 284,221	$ 179,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 13,368	$ 7,500	$ 30,634
Cash paid for income taxes	-	-	-

Noncash financing activities:
Stock issued for subscription receivable	$ -	$ -	$ 28,400
Stock issued and note assumed in reverse merger	-	-	52,765
Stock returned to the Company and cancelled	-	-	9,931
Reverse stock split	-	-	60,000
Stock issued for accounts payable through exercise of options	-	-	50,000
Stock issued for conversion of note payable	-	255,605	255,605
Stock issued to employees	169,271	-	169,271
Stock issued for services	439,500	-	439,500

See notes to consolidated financial statements

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Integrated Environmental Technologies, Ltd. (IET) formerly Naturol Holdings Ltd., (NHL) formerly Coronado Explorations Ltd., (CEL) a Delaware corporation, was incorporated on February 2, 1999. On January 17, 2002, NHL completed a triangular merger between Coronado Subsidiary Corp (CSC), a Nevada corporation and a wholly owned subsidiary of NHL, and Naturol Inc. (Naturol), a Nevada corporation, whereby NHL issued 10,000,002 shares of its common stock in exchange for 100% of Naturol's outstanding common stock. Pursuant to the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of NHL. NHL assumed a note due from CEL to a stockholder of Naturol totaling $26,500. Also 5,000,000 outstanding shares of CEL remained outstanding. Naturol exchanged the 10,000,002 shares received in the merger with its stockholders who held 9,747,000 shares. The par value of the CEL shares ($25,000) that remained outstanding, the par value of the excess shares issued in the exchange for Naturol shares ($1,265) and the note value ($26,500) were offset to paid in capital. There were no assets or operating activities of CEL as it was a development stage entity. These financial statements are of Naturol since its inception of June 18, 2001. CEL's fiscal period ended on January 31 so the 2002 fiscal year ended on January 31, 2002. The Company changed its year-end to December 31 in 2002. The Company changed its name to IET on April 23, 2004.

In the fiscal year ended December 31, 2002, the Company acquired a 49% interest in Naturol (Canada) Limited with the remaining 51% owned by one of its officers (that officer is no longer involved with the Company). The Canadian affiliate had begun operations in November 2001. On December 16, 2002, the Company returned all of its ownership interest in Naturol, (Canada) Limited. During the eleven month period ended December 31, 2002, the Company had expenses totaling approximately $3,875 relating to its investment in Naturol (Canada) Limited.

Principles of Consolidation

The financial statements include IET and its wholly owned subsidiary I.E.T., Inc. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards no. 7. The Company's activities to date have been limited to organizational activities including developing and implementing its business plan, establishing business strategies and formulating a strategy to raise equity.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Loss Per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common stockholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on December 31, 2004 and 2003.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount and disclosure of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

Impairment of Long-lived assets

The Company reviews the carrying value of long-lived assets at each balance sheet date to determine if any impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. The Company measures impairment using discounted cash flows of future operating results based upon a rate that corresponds to its cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company has not recognized any revenue during its corporate existence but it's their policy to recognize revenue when products are shipped to customers.

Inventory

Inventory of water purification devices is valued at the lower of cost or market (first-in, first-out) method.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when it is necessary to reduce deferred income tax assets to the expected realized amounts.

Recent Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The Company anticipates that the effect of adopting this statement will not have a material effect on the financial statements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is on a straight-line method using the estimated lives of the assets (5-39 years).

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization of the right to market the patent is on the straight-line method using the remaining life of the patent of 177 months beginning September 2003.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. The Company's management is currently initiating their business plan and in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - COMMON STOCK

The Company had a subscription receivable for the sale of stock totaling $28,000. The receivable was eliminated when a stockholder returned 9,931,261 shares of its stock on November 1, 2002. That stock was cancelled.

The Company's Board of Directors approved a stock option plan on July 22, 2002 totaling 2,000,000 shares of common stock.

On July 22, 2002, the Company's Board of Directors approved a 1 for 5 reverse stock split. The financial statements have been retroactively adjusted for this reverse split.

Effective August 27, 2003, the Company adopted a Consultant and Employee Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 2,500,000 shares. As of December 31, 2004, 530,500 shares have been granted.

On August 27, 2003, the Company issued a warrant to purchase 500,000 shares of common stock at $0.10 per share to Stoecklein Law Group (SLG) for partial payment of professional services. Using the Black-Scholes pricing model, the options were valued at $17,500 resulting in a credit to paid-in capital and a charge to professional fee expense.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK (Continued)

The factors used in the valuation were interest rate of 3.42%; days to expiration 1,325, strike price $0.10, volatility 32.75% and yield as 0%. On January 5, 2004, the warrants were exercised. The Company had a $50,000 payable recorded as due to SLG and this was used for the exercise price of the warrants.

On August 27, 2003, the Company agreed to issue 2,556,052 shares of common stock to 3GC Ltd., a Nevada Corporation, pursuant to an Equity-for-Debt Exchange Agreement, whereas 3GC exchanged $255,605 of current notes due to 3GC for the 2,556,052 shares of common stock. The shares were not issued at December 31, 2003. The par value of the stock of $2,556 was recorded in the equity account stock bought or earned not issued at December 31, 2003. In fiscal 2004 the shares were issued.

On August 28, 2003, a sale of 250,000 shares of common stock was made to an individual accredited investor for a total purchase price of $25,000, all of which was paid in cash. The shares were not issued at December 31, 2003 and the par value of $250 was recorded in the equity account stock bought or earned not issued. In fiscal 2004 the shares were issued.

On September 4, 2003, a sale of 250,000 shares of common stock was made to an individual accredited investor for a total purchase price of $25,000, all of which was paid in cash. The shares were not issued at December 31, 2003 and the par value of the shares $250 was recorded in the equity account stock bought or earned not issued. In fiscal 2004 the shares were issued.

On September 22, 2003, a sale of 850,000 shares of common stock was made to an individual accredited investor for a total purchase price of $85,000, $75,000 of which was paid in cash and a note receivable of $10,000. The note was subsequently paid. The shares were not issued at December 31, 2003 and the par value of the shares of $850 was recorded in the equity account stock bought or earned not issued. In fiscal 2004 the shares were issued.

On September 24, 2003, a sale of 100,000 shares of common stock was made to an individual accredited investor for a total purchase price of $10,000, all of which was paid in cash. The shares were not issued at December 31, 2003 and the par value of the shares of $100 recorded in the equity account stock bought or earned not issued. In fiscal 2004 the shares were issued.

In December 2003, a sale of 3,300,000 shares of common stock was made to accredited investors for a total purchase price of $330,000, all of which was paid in cash. The shares were not issued at December 31, 2003 and the par value of $3,300 was recorded in the equity account bought or earned not issued.  In fiscal 2004 the shares were issued.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK (Continued)

Effective January 21, 2004, the Company adopted a Consultant and Employee Stock Compensation Plan. The maximum number of shares initially available to be issued pursuant to the plan was 500,000 shares. On December 27, 2004, the Company amended the compensation plan to make available an additional 4,000,000 shares of common stock. As of December 31, 2004, 500,000 shares have been issued under this plan.

In January 2004, a sale of 4,200,000 shares of common stock was made to accredited investors for a net purchase price of $350,296, all of which was paid in cash. The cost relating to the security sales was $69,024. Cost consisted of travel expenses by a stockholder who was assisting the Company in the sale of its stock and legal fees. On August 20, 2004, the Company issued one "A" warrant and one "B" warrant to the investors that purchased stock in the stock offering that commenced December 15, 2003 and closed on March 26, 2004. Each of the stockholders received one "A" warrant and one "B" warrant for every 10 shares of common stock they purchased. Each "A" warrant can be used to purchase a share of our common stock for a price of $.50 per share and the warrants expire December 31, 2005. Each "B" warrant can be used to purchase a share of our common stock for a price of $1.00 per share and expire on December 31, 2006. There were no warrants exercised at December 31, 2004 and a total of 685,000 "A" and "B" warrants are outstanding.

In the fourth quarter of 2004, a sale of 2,270,000 shares of common stock was made to accredited investors for a total purchase price of $452,921, all of which was paid in cash. The price of the stock that was sold was $.20 per share. Each share purchased included an "A' warrant that allowed for the purchase of a share of our common stock for $.50 per share until December 31, 2005 and a "B" warrant that allowed for the purchase of a share of our common stock at a price of $1.00 per share until December 31, 2006. The costs relating to the sale totaled $75,305, which consisted of legal costs, and travel costs relating to a stockholder that was involved in raising capital. The net amount of the proceeds was $377,616. 150,000 shares were not issued at December 31, 2004 and the par value of the stock of $150 was recorded at December 31, 2004 as stock bought or earned not issued. There were no warrants exercised at December 31, 2004 and a total of 2,270,000 "A" and "B" warrants are outstanding.

Total warrants outstanding at December 31, 2004 were 2,955,000 "A" warrants with an exercise price of $.50 per share and 2,955,000 "B" warrants with an exercise price of $1.00 per share. The "A" warrants expire December 31, 2005 and the "B" warrants expire December 31, 2006.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK (Continued)

During fiscal 2004 the Company issued 530,500 shares of its common stock to employees. The value of the stock on the date of issue was a weighted average price of $0.32 per share. The Company recorded as wage expense $169,270 that was the fair market value of the stock issued.

During fiscal 2004 the Company issued 807,500 shares to consultants and to non-employee Directors of the Company. 50,000 shares of its stock were issued to Mr. Goran Blagojevic, a consultant of the Company. 2,500 shares were issued to each of the three outside Directors (total 7,500 shares). 1,000,000 shares were earned (500,000 shares not issued at December 31, 2004 and the par value of this stock of $500 was recorded as stock bought or earned not issued) by XXR Consulting Inc (XXR). XXR entered into an agreement with the Company on December 8, 2004 to provide consulting services relating to public and investor relations, planning and plans for raising capital for a six-month period. 500,000 shares were earned (of the 500,000 shares 250,000 shares were not issued at December 31, 2004 and the par value of $250 was recorded as stock bought or earned not issued) by Mr. Joseph Schmidt. Mr. Schmidt entered into an agreement with the Company on December 5, 2004 to provide consulting services relating to acquisition and business opportunities, marketing and plans for raising capital for a six-month period. The value of the stock at the date of issue was a weighted average price of $.28 per share. The Company recorded as professional fees expense $439,500 that was the fair market value of the stock issued and earned.

On August 20, 2004, the Company issued 1,000,000 warrants to purchase our common stock at a price of $.25 per share to Gary Grieco. Using the Black-Scholes fair market value pricing model using the assumptions of share price $.44: volatility 94%: yield rate 0%: and an interest rate of 1.70% the Company determined the value of the options were $206,500. The Company recorded as a professional fee the value of the options with an offsetting amount recorded as paid-in capital. The options expired unexercised on December 31, 2004.

From December 20, 2004 through December 22, 2004, the Company sold 6 units consisting of 150,000 shares of restricted common stock, 150,000 series A warrants and 150,000 series B warrants to 3 accredited investors for a total purchase price of $30,000, all of which was paid in cash. As of December 31, 2004, the shares have not been issued.

On December 27, 2004, the Board of Directors made available an additional 4,000,000 shares of the Company's common stock to the existing Employee and Consultant Stock Plan bringing the total number of shares in that plan to 4,500,000.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LICENSE AGREEMENT

The Company had an exclusive license agreement with MGA Holdings Limited whereby the Company was assigned the rights to the invention of a process and apparatus for preparing extracts and oils from natural plants. The only payment on the agreement was made during the period ended January 31, 2002 and was for $50,000. This was recorded as a license expense.

On December 16, 2002, the non-exclusive license agreement was terminated.

On October 14, 2003, the Company's wholly owned subsidiary IET entered into an agreement with SPDG Naturol Ltd. to pursue the development of a process for extracting oils from botanicals.

On September 4, 2003, the Company's wholly-owned subsidiary entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd. (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and that fee will be amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization expense for the period ended December 31, 2004 and 2003 was $5,085 and $1,695 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

In the period ended January 31, 2002 fees totaling $34,773 were incurred with a law firm in which a Director during that period was Senior Counsel of the law firm. That person is no longer a Director of IET.

In 2003 the Company entered into an agreement with Mr. William Prince, currently an Officer of the Company, whereby the Company agreed to pay Mr. Prince $5,000 monthly for his services. The agreement expired on December 31, 2003. The total amount paid to Mr. Prince in the year ended December 31, 2003 was $29,000.

On August 27, 2003, the Company entered into a contractual agreement with Matrix Technology Alliance, Inc. ("Matrix"), wherein Matrix agreed to provide managerial, secretarial, bookkeeping and other clerical support services, including office space.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

A current employee of the Company formerly acted as the executive director of Matrix. The Company's employee resigned from the position as executive director of Matrix, effective February 27, 2004 and accepted a position with the Company on March 1, 2004. The contract with Matrix was terminated on March 1, 2004. The Company paid Matrix $20,000 and $100,600 for the years ended December 31, 2004 and 2003 respectively.

One of the Company's stockholders loaned the Company $25,000 on a demand note. The loan and interest of $414 was repaid by December 31, 2004.

NOTE 6 - NOTES PAYABLE

The Company has a mortgage on its building that is a long-term debt. The interest rate is .5% over the bank prime rate and can be adjusted daily with a maximum interest rate of 8% and a minimum interest rate of 4.5%. The current rate is 5.75% and the term of the loan is five years on a 30-year amortization with the final principal payment due 2/22/09.

Aggregate principal amount of long-term debt as of December 31, 2004 will mature as follows: 2005-$11,000, 2006-$11,670, 2007-$12,400, 2008-$13,128 and 2009-$259,006.

NOTE 7 - INCOME TAXES

The Company does not have an income tax provision in 2004 and 2003. The Company has a loss carry forward of approximately $1,768,000 expiring from 2017 to 2018.

Deferred tax is comprised of the following:

Non-current asset:	2004	2003
Net operating loss	$ 600,000	$180,000
Valuation allowance	(600,000)	(180,000)
Total deferred tax, net	--	--

A percent reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	2004	2003
Statutory federal income tax rate	(34.0%)	(34.0%)
Non deductible expense	5.0%	0.0%
Change in valuation allowance	29.0	34.0%
Effective tax rate	0.0%	0.0%

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company executed a five-month lease for Executive/Guest Space located in Elizabeth City, North Carolina. The Company agreed to pay rent of $1,550 every month beginning on July 24, 2003. The lease terminated on November 24, 2003.

NOTE 9 - PREPAID EXPENSE

The Company has recorded a deposit of $84,000 paid to SPDG Naturol Ltd, not related to any of its companies, for an extraction plant with a capacity of 150 Liter. The Company has not received this plant as of December 31, 2004.

The Company has prepaid insurance of $915 relating to its building. The insurance will be amortized over the one-year life of the policy.

NOTE 10 - SUBSEQUENT EVENTS

From January 6, 2005 through January 27, 2005, the Company sold 8.2 units consisting of 205,000 shares of restricted common stock, 205,000 series A warrants and 205,000 series B warrants to 3 accredited investors for a total purchase price of $41,000, all of which was paid in cash.

On February 1, 2005, the Company borrowed $50,000 from United Capital Group, Inc. The rate of interest is 6%.

On February 2, 2005, the Company issued 500,000 shares of its restricted common stock to XXR Consulting Inc. pursuant to its consulting agreement dated December 8, 2004.

On February 2, 2005, the Company issued 125,000 shares of its restricted common stock to Joseph Schmidt pursuant to its consulting agreement dated November 18, 2004. On February 2, 2005, the Company issued 125,000 shares of its restricted common stock to United Capital Group, Inc. in accordance with Mr. Schmidt's request pursuant to his consulting agreement dated November 18, 2004.

On March 18, 2005, the Company issued 10,000 shares of its restricted common stock to Steve Johnson as a sign-on bonus pursuant to his employment agreement dated February 10, 2005.

The Company has established a line of credit of $50,000 with its bank.