Form 10QSB
period 2005-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-05-17
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0200471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes    X         No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005, was 21,292,793 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No    X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

March 31, 2005
(Unaudited)
Assets
Current Assets:
Cash	$ 171,293
Accounts receivable	31,384
Inventory	70,947
Deposits and prepaid assets	84,000
Total current assets	357,624

Building	479,268
Equipment	12,874
Accumulated depreciation	(15,408)
Total building and equipment	476,734

Other asset-license agreement net of accumulated amortization of $8,051	66,949
$ 901,307
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 83,152
Accrued liabilities	124,450
Bank line of credit	30,000
Current maturity of long-term debt	10,679
Notes payable	65,000
Total current liabilities	313,281

Long-term debt, net of current maturities	293,700

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $.001, 21,292,793	21,293
Stock bought or earned not issued	1,205
Paid-in-capital	2,609,839
Deficit accumulated during the developmental stage	(2,338,011)

Total stockholders' equity	294,326
Total liabilities and stockholders' equity	$ 901,307

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Statement of Operations

Unaudited

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	From Inception (September 18, 2001) to March 31, 2005
Sales	$ 61,370	$ -	$ 61,370
Cost of goods sold	30,075	-	30,075
Gross profit	31,295	-	31,295

Professional fees	213,056	27,186	1,223,452
Administration fee	-	20,000	120,600
Salary	81,641	113,155	523,516
Insurance expense	18,518	-	50,810
License fee	-	-	50,000
Depreciation and amortization	4,932	3,653	23,459
Rent	4,050	3,875	34,525
Expense of affiliate	-	-	3,875
Product testing	14,500	-	40,178
Office & miscellaneous expense	37,718	12,328	174,267
Travel & entertainment	15,144	3,351	90,570
	389,559	183,548	2,335,252
Loss from operations	(358,264)	(183,548)	(2,303,957)
Other (income) expense:
Interest income	(500)	(141)	(1,304)
Interest expense	4,724	1,235	35,358

	4,224	1,094	34,054

Net loss	$ (362,488)	$ (184,642)	$ (2,338,011)

Net loss per share basic and diluted	$ (0.02)	$ (0.02)	$ (0.17)

Weighted average shares outstanding	18,839,585	7,689,551	13,904,034

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

Unaudited

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	From Inception June 18, 2001 to March 31, 2005
Cash flows from operating activities:
Net loss	$ (362,488)	$ (184,642)	$ (2,338,011)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	4,933	3,653	23,459
Warrants issued for services	-	-	224,000
Stock issued for services	130,300	78,000	789,069
Changes in operating assets and liabilities:
Accounts receivable	(31,384)	-	(31,384)
Inventory	(4,845)	-	(70,947)
Notes receivable - affiliate	-	(125,028)	-
Deposits and prepaid assets	915	-	(84,000)
Accounts payable	(2,565)	27,212	83,152
Accrued liabilities	83,087	-	124,450
Cash used in operating activities	(182,047)	(200,805)	(1,280,212)
Cash flows from investing activities:
Purchase of building and equipment	(1,586)	(382,559)	(492,143)
Purchase of license agreement	-	-	(75,000)
Cash used in investing activities	(1,586)	(382,559)	(567,143)
Cash flows from financing activities:
Payments on long-term debt	(2,825)	(6,215)	(14,370)
Bank line of credit, net	30,000	-	259,106
Increase in notes payable	65,000	-	65,000
Increase in long-term debt	-	318,750	318,750
Proceeds from the sale of common stock	83,500	350,267	1,390,162
Cash provided by financing activities	175,675	662,802	2,018,648
Increase (decrease) in cash	(7,958)	79,438	171,293
Cash beginning of period	179,251	284,220	-
Cash end of period	$ 171,293	$ 363,658	$ 171,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,724	$ 1,235	$ 35,358
Cash paid for income taxes	-	-	-

Noncash financing activities:
Stock issued for subscription receivable	$ -	$ -	$ 28,400
Stock issued and note assumed in reverse merger	-	-	52,765
Stock returned to the Company and cancelled	-	-	9,931
Reverse stock split	-	-	60,000
Stock issued for accounts payable through exercise of options	-	50,000	50,000
Stock issued for conversion of note payable	-	-	255,605
Stock issued to employees	2,800	-	172,071
Stock issued for services	-	-	439,500

See notes to condensed consolidated financial statements

4

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2004.

The Company changed its name to Integrated Environmental Technologies, Ltd. on April 23, 2004.

The Company's business is in the development stage and its major activities to date have been limited to developing and implementing its business plan, establishing business strategies and raising equity financing.

The financial statements include the Company's wholly owned subsidiary, I.E.T., Inc. All significant inter-company transactions and balances have been eliminated.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. The Company intends to use borrowings and security sales to mitigate the affects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Notes payable

The Company borrowed $50,000 from United Capital Group, Inc. on February 1, 2005 with repayment due February 16, 2005. The Company subsequently has repaid $10,000 and the current balance due is $40,000. The note has an interest rate of 6%.

The Company has a line of credit from Crescent bank in the amount of $50,250 with interest at prime plus 1%. At March 31, 2005 the line of credit was $30,000.

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 4 - Common stock and warrants

750,000 shares that were recorded as bought but not issued at December 31, 2004 were issued in the first quarter.

The Company sold 205,000 shares of its stock in the first quarter of 2005 for a net amount of $41,000. The shares were not issued at March 31, 2005 and the par value of the shares is recorded as stock bought not issued. Each share purchased included an "A" warrant that allowed for the purchase of a share of common stock for $0.50 per share until December 31, 2005 and a "B" warrant that allowed for the purchase of a share of common stock at a price of $1.00 per share until December 31, 2006. The issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D. The shares were issued directly and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. The recipients had the opportunity to speak with management on several occasions prior to making investment decisions. There was no commission paid on the issuance and sale of the shares.

On March 18, 2005, the Company issued 10,000 shares to an employee. The value of the stock on the date of issue was $0.28 per share and was recorded as wage expense $2,800.

On March 29, 2005, the Company agreed to issue 850,000 shares of its common stock to a stockholder for services rendered by the stockholder and a cash payment of $42,500. The value of the transaction resulted in professional fee expense totaling $127,500. The shares were not issued at March 31, 2005 and the par value of the shares of $850 is included as stock bought or earned not issued.

Note 5 - License agreement

On September 4, 2003, the Company entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the period ended March 31, 2005 was $1,271.

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 6 - Deposits and prepaid assets

The Company has recorded a deposit of $84,000 paid to SPDG Naturol Ltd, not related to any of its companies, for an extraction plant with a capacity of 150 Liters. The Company has not received this plant as of March 31, 2005.

Note 7 - Subsequent events

In April 2005, the Company borrowed $150,000 from DaVinci-Franklin Fund I, LLC, as a second trust deed on its building. Payment of principal and interest is due in full on or before August 29, 2005, which may be extended to October 28, 2005 under certain conditions.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

  For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

  Item 2. Plan of Operation.

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

    Developing our abilities to construct the equipment required for our EcaFlo™ Division and Essential Oils Extraction Division

    Developing and enhancing our testing protocol with Coastal Carolina University in regards to our EcaFlo™ technology;

    Developing a relationship with Clemson University to produce testing assistance with our Essential Oils Extraction Division; and

    Commencing the process of developing a brand identity and sales campaign through the appearance at various trade shows.

  As a company in an early development stage our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the first quarter of 2005 we had cash available of $171,293. Our cash requirements on a monthly basis are approximately $80,000, excluding exceptional expenses that are related to capital raising and securities registration expenses.

  We have continuously incurred losses since inception. For the quarter ended March 31, 2004 we had a net loss of $184,642 as compared to a net loss of $362,488 for the quarter ended March 31, 2005. This 96% increase in overall losses is the result of our increased business activities. In the first quarter of 2005, we generated our first revenues, amounting to $61,370. We anticipate increased revenues in the 2nd quarter of 2005, however, losses are anticipated to continue throughout fiscal 2005.

  The forecast of sales-generated revenues in the EcaFlo™ Division will add to our labor costs, but it is anticipated that deposits on customer purchase orders will off-set these expenses. Management intends to closely monitor the costs associated with the production of EcaFlo™ devices in an attempt to minimize capital shortages during fiscal 2005. Our ability to continue commercialization efforts in 2005 will be critical, as the second and third quarters of 2005 will see an increase in "burn" rate due to expansion efforts needed to transition the Company fully from development stage into production stage. Capital, from investment financing through stockholders exercising their "A" warrants in 2005, is anticipated in an amount up to $1,612,500 if all warrants are exercised. As we continue to expand operational activities, we anticipate experiencing net negative cash flows from operations, and may be required to fund operations from bank borrowings if available that could possibly be secured by contract sales of EcaFlo™ devices in addition to continued equity sales of our common stock.

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

  Plan of Operation

  The two technologies that continue to drive our short-term and long-term plans are the 1) EcaFlo™ Division, and 2) Essential Oils Extraction Division. Our plan of operation focuses on continuing the process of commercialization of EcaFlo™ Division equipment while having our essential oil extraction plant constructed and installed in the South Carolina facility.

  EcaFlo™ Division:

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

  Our focus has been re-directed to the markets at-hand: storm-water treatment, wastewater treatment, petroleum industry applications and food/beverage sanitation opportunities. FEM's (flow-through electrolytic modules) continue to be the main components of the EcaFlo™ Division equipment product line. We have established vendor relations with domestic suppliers for the other components that are used in our equipment. Engineering and design work on our first 8-FEM devices are complete. Parts have been ordered, received and assembled to put forth this Division's first fully functional 8-FEM device.

  On January 24, 2005, we entered into a sales contract with Maverick Stimulation Company, LLC, a Colorado-based oilfield service company specializing in production enhancement of oil and gas wells, to deliver our first EcaFlo™ 080 device for a total purchase price of $31,369.65 (paid in full on March 1, 2005).

  On March 2, 2005, we entered into an agreement with Coastal Carolina University to perform experiments on the effects of solutions generated by our electrochemical activation technology in killing microorganisms in or on samples of materials supplied by us. We agreed to form a continuing relationship in the form of an internship for the research described above. Interns will be selected by their availability for research projects with microorganisms and ability in conducting such. We will interview prospects and make the selection from students in a pool supplied by the Department of Biology. The term is from February 22, 2005 through December 10, 2008 to run concurrently with the existing collaborative agreement dated December 11, 2003. We agreed to compensate the Intern for the provisions of services described above and we agreed to reimburse the Department of Biology for any supplies needed by the Intern.

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

  Subsequent Event

  On May 6, 2006, we issued a press release announcing the commencement of a strategic plan intended to address the best method for establishing a wholly owned subsidiary company for our Essential Oils Extraction Division. Management has implemented a plan to investigate the most effective way to structure the Essential Oils Division as a stand-alone subsidiary company with the intent to distribute shares to our stockholders. Future press releases will address the logistical steps being investigated as part of the strategic plan.

  Satisfaction of our cash obligations for the next 12 months.

  As of March 31, 2005, our cash balance was $171,293. We believe that this amount will provide sufficient cash for the next two months. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

  Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

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

  The Company has a line of credit from Crescent bank in the amount of $50,250 with interest at prime plus 1%. At March 31, 2005 the line of credit was $30,000.

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

  On April 1, 2005, we executed a promissory note payable to DaVinci-Franklin Fund I, LLC in the amount of $150,000 ("Note") plus interest according to the provisions provided in the promissory note attached as an exhibit to the Form 8-K filed on April 13, 2005. The Note is secured by a second mortgage on our real property located at 4235 Commerce Street, Little River, SC 29566. Pursuant to the terms of the Note, payment of principal and interest is due in full on or before August 29, 2005, which may be extended to October 28, 2005 under certain conditions.

  Summary of product and research and development that we have accomplished and that we will continue to perform for the term of our plan.

  EcaFlo™ Division

  Product development within this division has moved ahead at a rapid pace throughout the first quarter of 2005. As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFlo™ devices and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. We have passed the design/engineering stage for a specific 8-FEM EcaFlo™ device and our engineering department has finalized vendor relations with strategic suppliers. Our administrative service department has finalized credit relations with these vendors in order to receive ordered parts by purchase order, and, as these device components have been received, the engineering department has assembled the 8-FEM unit and tested the device in our own "shop." Technical support is being provided to our engineering department by our licensor's personnel, who are knowledgeable in all matters concerning the ECA science, the technology and any modifications we need to make to achieve optimal efficacy for practical applications. Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFlo™ devices with a firm confidence level.

  On January 24, 2005, we sold our first EcaFlo™ 080 device for a total purchase price of $31,369.65 (paid in full on March 1, 2005) to Maverick Stimulation Company, LLC, a Colorado-based oilfield service company specializing in production enhancement of oil and gas wells. We subsequently sold another device, resulting in total gross revenues for the first quarter of $61,370.

  Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel was able to produce test results showing potential customers that aliquots of petroleum well "frac" waters that were treated with a 1% EcaFlo™ device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into "frac water." The petroleum industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer's representative/sales and distribution agent.

  We are continuing our research to identify opportunities where we can provide our innovative technology in value-added services within the food and beverage production and processing industry, medical and healthcare markets, the hospitality industry, as well as in homeland defense applications.

  We are working together with Coastal Carolina University and Clemson University to develop a more comprehensive approach to documenting test results that pertain to the use of EcaFlo™ in a plethora of applications.

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

  Essential Oils Division

  We are currently working on a strategic plan intended to address the best method for establishing a wholly owned subsidiary company for this division. In order to fully focus on the momentum we have built in the EcaFlo™  Division, we believe it prudent to hold the intellectual property contained in the Essential Oils Extraction Division in a separate company whereby our current stockholders will benefit by distributing shares in both technology companies. We are in the early stages of investigating the best structure for this division, and will continue exploring options.

  The verbal commitment to Clemson University's Nutraceutical Research Institute (NRI), to join as a "Supporting Member" upon receipt and installation of extraction equipment within our facility, remains intact. In addition to the lab availability at Coastal Carolina University, we have found that Clemson University, a world renowned, agricultural, land-grant university is anxious to associate itself with research that we need to further our goal of introducing an environment-friendly source of pure essential oils into the nutraceutical and pharmaceutical industries. Costs associated with this membership have been analyzed and it remains in the Company's best interest to join this group at such time as the Essential Oils Extraction Division is structured appropriately.

  Expected Purchase or sale of plant and significant equipment.

  We continue to be involved in negotiations with the Coach House Group, UK, our joint venture partner, who provide us with the Naturol essential oils extraction technology. These discussions are centered on the $84,000 deposit we paid for this extraction equipment to SPDG Naturol - the Coach House Group - in January of 2004. Discussions with Coach House Group continue in anticipation of developing a strategy to move the technology forward in the future.

  Significant changes in the number of employees.

  We currently employ 6 full time employees, 1 part time employee and have a consulting agreement with 1 individual. The 6 full time employees are engaged in management, marketing and sales, engineering and administrative services; our part time employee is within our engineering department; and the consultant provides technical/scientific support to the EcaFlo™ Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

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

  Off-Balance Sheet Arrangements.

  As of March 31, 2005, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

    The continued success of lab testing that supports the development of our EcaFlo™ technology product lines;

    Demand for our EcaFlo™ technology;

    The level of our competition;

    Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and

    The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

  To achieve profitable operations, we must, alone or with others, successfully act on the factors stated above, along with continually developing ways to enhance our production efforts, now that we are commencing production in the EcaFlo™ Division. Since inception, we have incurred a net loss of $2,238,011 and at March 31, 2005 we had stockholders' equity of $294,326.

  At these final phases between developmental stage and production stage business operations, even with our good faith efforts, potential investors have a high possibility of losing their investment.

  Due to the intrinsic nature of our business, we expect to see growth in competition and the development of new and improved technologies within the realm of electro-chemical activation processes and products. While we will always keep a close eye on technological advancement in these areas, management forecasts are not necessarily indicative of our ability to compete with newer technology, as they may develop. Management forecasts should not be relied upon as an indication of future performance. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

  We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

  Based on our current proposed plans and assumptions, we anticipate that our existing funds will only be sufficient to fund our operations and capital requirements for approximately 2 months. Furthermore, the commercialization expenses of our two technologies will be very substantial, i.e., well in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing during the next 3-month period in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding.

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

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.

  None

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  On March 18, 2005, we issued 10,000 shares of our restricted common stock to Steve Johnson as a sign-on bonus pursuant to his employment agreement dated February 10, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

  On March 29, 2005, we agreed to issue 850,000 shares of our common stock to a stockholder for services rendered by the stockholder and a cash payment of $42,500. As of March 31, 2005, the shares were not issued. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

  Item 3. Defaults Upon Senior Securities.

  On February 1, 2005, we entered into a Promissory Note with United Capital Group, Inc. for the principal amount of $50,000. Pursuant to the note we promised to pay to the order of United Capital Group, Inc. the sum of $50,000 together with interest thereon at 6% per annum on any unpaid balance on February 16, 2005. The parties have mutually agreed to extend the due date. On March 16, 2005, we paid $10,000 toward this debt. We are in default for the remaining $40,000 and accrued interest.

  Item 4. Submission of Matters to a Vote of Security Holders.

  None.

  Item 5. Other Information.

  On May 12, 2005, we held our annual meeting of stockholders. Business conducted at the meeting included the following proposals:

    To elect directors for the upcoming year;

    To reaffirm Weaver & Martin, LLC as auditors for the next year; and

    To transact such other business as may properly come before the Annual Meeting or any adjournment or postponement.

  Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on April 11, 2005, were entitled to vote. The number of outstanding shares at that time was 21,292,793 by approximately 181 stockholders. The required quorum of shareholders was present at the meeting.

  Election of New Directors

  On May 12, 2005, our stockholders of record on April 11, 2005, elected William E. Prince, Paul Branagan, Dr. Valgene Dunham, James C. Pate, and Marion C. Sofield as directors of the Company.

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

  James C. Pate, 65, President of Fisher Enterprises and J. C. Pate Engineering, located in Fayetteville, North Carolina, has a broad range of experience in all phases of construction projects, including site acquisition, economic analysis, planning, design, and project management on varied architectural and civil engineering projects. Mr. Pate has previously served as engineering manager with Exxon Oil and the U.S. Army Corps of Engineers. Areas of expertise include developing and review of design alternatives, concept designs and working drawings, and associated budgets and schedules, financing/funding alternatives, as well as value engineering. Mr. Pate has extensive experience with all facets of environmental engineering issues. Typical projects that Mr. Pate manages include airports, industrial buildings, water systems and waste water systems, landfills, fuel handling and storage facilities, locks and dams, bridges, waterways, shopping centers, marinas, docks, and wharfs, land development, condominiums and golf courses

  Marion Sofield has served as Secretary of the Company since April 23, 2004 and has served as a Director of the Company since August 5, 2004. Presently, Ms. Sofield is also Vice President of Operations for I.E.T., Inc. Formerly the Executive Director of Matrix Technology Alliance, Inc. (2003-2004), Ms. Sofield joined our staff to develop and implement operating systems and production capabilities that will move the Company into a production mode. Ms. Sofield has eight years of experience, from 1993-2002, in economic development management and has owned and operated two successful businesses of her own. From 1983 through 1987, Ms. Sofield served as a Corporate Secretary/Treasurer for Lord-Wood, Larsen Associates, Inc., a civil engineering firm formerly located in West Hartford, Connecticut. Ms. Sofield, a 1983 graduate of Radford University, was recently honored in Washington, D.C. as the 2003 Business Person of the Year by the United States of America's Business Advisory Council.

  Item 6. Exhibits and Reports on Form 8-K.

  Exhibits
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

  * Filed herewith.

  Reports on Form 8-K

  Form 8-K filed on January 7, 2005; Stock transactions, Consulting & Employment Agreements.

  Form 8-K filed on March 29, 2005; Cooperative Research Agreement.

  Form 8-K filed on April 13, 2005; Promissory Note payable to DaVinci-Franklin Fund I, LLC.

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

  Date: May 16, 2005