Form 10QSB
period 2005-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-08-19
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(843) 390-2500

(Issuer’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005, was 21,997,793 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No     X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

June 30, 2005
(Unaudited)
Assets
Current Assets:
Cash	$ 239,526
Inventory	81,062
Deposits and prepaid assets	84,000
Total current assets	404,588

Building and equipment:
Building	479,268
Equipment	13,374
Accumulated depreciation	(19,068)
Total building and equipment	473,574

Other assets:
Loan Fees net of accumulated amortization $428	5,572
License agreement net of accumulated amortization of $9,322	65,678
Total other assets	71,250
$ 949,412

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 118,062
Accrued liabilities	80,177
Bank line of credit	50,000
Current maturity of long-term debt	10,845
Notes payable	184,264
Total current liabilities	443,348

Long-term debt, net of current maturities	291,141

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $.001, 21,997,793 shares issued and outstanding	21,998
Stock bought or earned not issued	3,050
Paid-in-capital	2,838,034
Deficit accumulated during the developmental stage	(2,648,159)

Total stockholders' equity	214,923
Total liabilities and stockholders' equity	$ 949,412

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Statement of Operations

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (June 18, 2001) to June 30,
	2005	2004	2005	2004	2005
Sales	$ 20,695	$ -	$ 82,062	$ -	$ 82,062
Cost of goods sold	9,058	-	39,130	-	39,130
Gross profit	11,637	-	42,932	-	42,932

Professional fees and administrative fees	54,547	79,251	267,603	134,187	1,398,599
Salary	109,127	46,067	190,768	159,222	632,643
License fee	-	-	-	-	50,000
Depreciation and amortization	5,359	4,207	10,291	7,860	28,818
Product testing	17,201	-	31,701	-	57,379
Office & miscellaneous expense	106,154	71,843	181,584	91,397	460,201
	292,388	201,368	681,947	392,666	2,627,640
Loss from operations	(280,751)	(201,368)	(639,015)	(392,666)	(2,584,708)

Other (income) expense:
Interest income	-	(664)	(500)	(805)	(1,304)
Interest expense	29,397	2,176	34,121	3,411	64,755
	29,397	1,512	33,621	2,606	63,451
Net loss	$ (310,148)	$ (202,880)	$ (672,636)	$ (395,272)	$ (2,648,159)

Net loss per share basic and diluted	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.05)	$ (0.24)

Weighted average shares outstanding	20,348,059	8,526,098	20,348,059	8,526,098	11,089,385

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

Unaudited

	Six Months Ended June 30,		From Inception June 18, 2001 to June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (672,636)	$ (395,272)	$ (2,648,159)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	10,291	7,859	28,817
Warrants issued for services	-	-	224,000
Beneficial conversion	7,500	-	7,500
Stock issued for services	130,300	78,000	789,069
Changes in operating assets and liabilities:
Inventory	(14,960)	-	(81,062)
Deposits and prepaid assets	915	(122,632)	(84,000)
Accounts payable	32,345	90,569	118,062
Accrued liabilities	38,814	-	80,177
Cash used in operating activities	(467,431)	(341,476)	(1,565,596)
Cash flows from investing activities:
Purchase of building and equipment	(2,085)	(481,258)	(492,642)
Purchase of license agreement	-	-	(75,000)
Cash used in investing activities	(2,085)	(481,258)	(567,642)
Cash flows from financing activities:
Payments on long-term debt	(5,218)	(6,389)	(16,763)
Bank line of credit, net	50,000	-	279,106
Increase in notes payable, net	184,264	20,000	184,264
Increase in long-term debt	-	318,750	318,750
Proceeds from the sale of common stock	300,745	380,101	1,607,407
Cash provided by financing activities	529,791	712,462	2,372,764
Increase (decrease) in cash	60,275	(110,272)	239,526
Cash beginning of period	179,251	284,221	-
Cash end of period	$ 239,526	$ 173,949	$ 239,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 10,507	$ 3,411	$ 41,141
Cash paid for income taxes	-	-	-

Noncash financing activities:
Stock issued for subscription receivable	$ -	$ -	$ 28,400
Stock issued and note assumed in reverse merger	-	-	52,765
Stock returned to the Company and cancelled	-	-	9,931
Reverse stock split	-	-	60,000
Stock issued for accounts payable through exercise of options	-	50,000	50,000
Stock issued for conversion of note payable	-	-	255,605
Stock issued to employees	-	-	172,071
Stock issued for services	-	-	445,500
Beneficial conversion	7,200	-	7,200

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004.

The Company changed its name to Integrated Environmental Technologies, Ltd. on April 23, 2004.

The Company’s business is in the development stage and its major activities to date have been limited to developing and implementing its business plan, establishing business strategies and raising equity financing.

The financial statements include the Company’s wholly owned subsidiary, I.E.T., Inc. All significant inter-company transactions and balances have been eliminated.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. The Company intends to use borrowings and security sales to mitigate the affects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Notes payable

The Company borrowed $50,000 from United Capital Group, Inc. on February 1, 2005 with repayment due February 16, 2005. The Company subsequently has repaid $15,000 and the current balance due is $35,000. The note has an interest rate of 6%. On June 16, 2005, the Company entered into a promissory note agreement to extend the maturity to January 16, 2006. As a part of that agreement the note holder has the ability to convert the note into shares of the Company’s common stock. The conversion rate is at $0.10 per share. At the date the agreement was signed the Company’s stock was trading at $0.12 per share. There was a beneficial conversion of $7,200 based on the difference between the trading price and the conversion price. The beneficial conversion will accrete over the life of the loan and for the quarter ended June 30, 2005 the accretion was $514. This was recorded as additional interest expense. Further as an

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 3 – Note payable (continued)

inducement to United Capital Group the Company agreed to issue them 50,000 shares of its common stock with a value of $6,000 based on the value the stock was trading on the date of the agreement. This was recorded as a loan fee and will be amortized over the life of the loan. For the quarter ended June 30, 2005 the amortization of the loan fee totaled $428.

The Company borrowed $25,000 from one of its stockholders on March 28, 2005 on a demand note with an interest rate of 6%. At June 30, 2005, the Company still owed $6,250.

The Company has a line of credit from Crescent bank in the amount of $50,250 with interest at prime plus 1%. At June 30, 2005 the line of credit was $50,000.

The Company borrowed $150,000 from DaVinci-Franklin Fund I, LLC, a stockholder. The loan is due on August 29, 2005 and there was a loan fee of $7,500 paid at the date of the loan. Interest of $22,500 was accrued for the quarter ended June 30, 2005. The loan is secured by a second trust deed on the Company’s building.

Note 4 - Common stock and warrants

750,000 shares that were recorded as bought but not issued at December 31, 2004 were issued in the first quarter.

The Company sold 205,000 shares of its stock in the first quarter of 2005 for a net amount of $41,000. The shares were not issued at March 31, 2005 and the par value of the shares is recorded as stock bought not issued. Each share purchased included an A warrant that allowed for the purchase of a share of common stock for $0.50 per share until December 31, 2005 and a B warrant that allowed for the purchase of a share of common stock at a price of $1.00 per share until December 31, 2006.

On March 18, 2005, the Company issued 10,000 shares to an employee. The value of the stock on the date of issue was $0.28 per share and was recorded as wage expense of $2,800.

On March 29, 2005, the Company agreed to issue 850,000 shares of its common stock to a stockholder for services rendered by the stockholder and a cash payment of $42,500. The value of the transaction resulted in professional fee expense totaling $127,500. The 850,000 shares were issued on May 16, 2005.

A consultant returned 500,000 shares to the Company as required by its contract. The 500,000 shares were cancelled.

In the second quarter of 2005 the Company sold 30 units for a total purchase price of $225,000. Each unit consists of 100,000 shares of common stock and 50,000 series C warrants to purchase shares of common stock at $0.25 per share until December 31, 2008. The shares were not issued at June 30, 2005 and the par value of the shares is recorded as stock bought not issued. The

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 4 – Common stock and warrants (continued)

Company has costs of $7,755 related to the raising of this capital which will reduce the amount of paid in capital relating to this transaction.

Note 5 - License agreement

On September 4, 2003, the Company entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM’s and to supply FEM’s to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the period ended June 30, 2005 was $1,271.

Note 6 - Deposits and prepaid assets

The Company has recorded a deposit of $84,000 paid to SPDG Naturol Ltd, not related to any of its companies, for an extraction plant with a capacity of 150 Liters. The Company has not received this plant as of June 30, 2005.

Note 7 - Subsequent events

On July 13, 2005, the Company issued 50,000 shares of its common stock to United Capital Group, Inc. pursuant to the note payable dated June 16, 2005.

The Company entered into a consulting agreement on July 21, 2005 with CEOcast, Inc. The services to be provided are investor relations for a six month period. The Company agreed to pay a monthly fee of $5,000 and agreed to issue to CEOcast 400,000 shares of common stock.

The Company sold an additional 48 units (consisting of 4,800,000 shares of common stock and 2,400,000 shares of series C warrants) for a total purchase price of $360,000. Each unit consists of 100,000 shares of common stock and 50,000 series C warrants to purchase shares of common stock at $0.25 per share until December 31, 2008. Of the 4,800,000 shares, 700,000 were issued on August 10, 2005 and 4,100,000 shares remain unissued as of the date of this filing.

The Company entered into a consulting agreement on August 1, 2005 with a stockholder for the purpose of raising capital. The term of the agreement is for one year and the Company agreed to pay the consultant monthly payments of $2,500.

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 7 – Subsequent events (continued)

The Company entered into a consulting agreement on August 9, 2005 with Richard Maas. The Company agreed to issue 50,000 shares of its common stock to Mr. Maas. The 50,000 shares were issued on August 10, 2005.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Report references to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100% owned subsidiary I.E.T., Inc.

OVERVIEW AND OUTLOOK

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

  Developing a relationship with Clemson University to produce testing assistance with our Essential Oils Extraction Division and research assistance on the agricultural side of the EcaFloTM Division; and

  Commencing the process of developing a brand identity and sales campaign through the appearance at various trade shows.

As a company in an early development stage our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the second quarter of 2005 we had cash available of $239,526. Our cash requirements on a monthly basis are approximately $80,000, excluding exceptional expenses that are related to capital raising.

We have continuously incurred losses since inception. For the quarter ended June 30, 2005 we had a net loss of $310,148 as compared to a net loss of $202,880 for the quarter ended June 30, 2004. This 53% increase in overall losses is the result of our increased business activities. We generated our first revenues in the first quarter of 2005, amounting to $61,367. In the second quarter of 2005 we generated revenues amounting to $20,695. We anticipate increased revenues in the 3rd quarter of 2005, however, losses are anticipated to continue throughout fiscal 2005.

The forecast of sales-generated revenues in the EcaFloTM Division will add to our labor costs, but it is anticipated that deposits on customer purchase orders will off-set these expenses. Management intends to closely monitor the costs associated with the production of EcaFloTM devices in an attempt to minimize capital shortages during fiscal 2005. Our ability to continue commercialization efforts in 2005 will be critical, as in the third quarter of 2005 we will continue to see an increase in “burn” rate due to expansion efforts needed to transition the Company fully from development stage into production stage. Capital, from investment financing through stockholders exercising their “A” warrants in 2005, may contribute substantial funds for our working capital needs. As we continue to expand operational activities, we anticipate experiencing net negative cash flows from operations, and may be required to fund operations from bank borrowings if available that could possibly be secured by contract sales of EcaFloTM devices in addition to continued equity sales of our common stock.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the second quarter of 2005 and 2004.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Sales	$ 20,695	$ -	$ 82,062	$ -

Historically, we have been in a development stage and had no sales but beginning in 2005 we have developed equipment that is being marketed and sold. We anticipate increased sales of our existing product line during the remainder of 2005 and we currently have developed new equipment which will be marketed upon successful completion of testing.

Cost of goods sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Cost of goods sold	$ 9,058	$ -	$ 39,130	$ -

Our cost of good sold in the three month and six month period ended June 30 related to the sales of our products. It is anticipated that the product costs will increase proportionately with increased sales for the remainder of 2005. For our new products the cost of good sold will be at a similar percentage to sales of our current products.

Gross profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Gross profit	$ 11,637	$ -	$ 42,932	$ -

Our gross profit margin for the three and six month period ended June 30, 2005 was 56% and 52% respectively. We anticipate our gross profit margin will decrease slightly as we sell more products, however, based on our pricing model we believe we will maintain high margins because of the uniqueness of our product line.

Operating expenses

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Professional fees	$ 54,547	$ 79,251	$ (24,704)	(31)%
Salary	109,127	46,067	63,060	137%
Depreciation and amortization	5,359	4,207	1,152	27%
Product testing	17,201	-	17,201	-
Office and miscellaneous	106,154	71,843	34,311	48%

Total operating expenses	$ 292,388	$ 201,368	$ 91,020	45%

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Professional fees	$ 267,603	$ 134,187	$ 133,416	99%
Salary	190,768	159,222	31,546	20%
Depreciation and amortization	10,291	7,860	,431	31%
Product testing	31,701	-	31,701	-
Office and miscellaneous	181,584	91,397	90,187	99%

Total operating expenses	$ 681,947	$ 392,666	$ 289,281	74%

Total operating expense for the three-month and six-month period ended June 30, 2005 increased by $91,020 and $289,281 respectively over similar periods in 2004 because of the hiring of additional employees, the opening of our office in South Carolina and the testing of new products. We utilize outside professionals for some of the functions that are necessary for our business and although these charges decreased during the three-month period the fees for the six-month period were significantly higher than in 2004. This is normal for a business that is becoming an operating entity rather than a development stage company. We anticipate that until we are able to hire additional employees to perform the functions that we have outsourced we will continue to have significant professional fee costs.

Other expense

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Other expense	$ 29,397	$ 1,512	$ 27,885	-

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Other expense	$ 33,621	$ 2,606	$ 31,015	-

Our other expense has increased because of interest expense related to our need for additional borrowing in order to develop and manufacture our products.

Net loss

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Net loss	$ (310,148)	$ (202,880)	$ 107,268	53%

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Net loss	$ (672,636)	$ (395,272)	$ 277,364	70%

Our net loss was higher in the three-month and six-month period ended June 30, 2005 as compared to the similar periods in 2004 because we have increased costs in developing and getting our products marketed. Until we can have increased sales we will continue to have net losses, however, we believe with the addition of new products we will be able to have the necessary revenues in order for us to become profitable.

Operation Plan

The two technologies that continue to drive our short-term and long-term plans are the 1) EcaFloTM Division, and 2) Essential Oils Extraction Division. Our plan of operation focuses on continuing the process of commercialization of EcaFloTM Division equipment while having our essential oil extraction plant constructed and installed in the South Carolina facility.

EcaFloTM Division:

On October 27, 2004, we amended our license and supply agreement to add two additional applications by which we can utilize the technology provided in the license and supply agreement. The additional applications are: (1) the disinfection of storm water runoff; and (2) the decontamination of oil well water.

Our focus has been re-directed from providing small water purification units to the markets at-hand: storm-water treatment, wastewater treatment, petroleum industry applications and food/beverage sanitation opportunities. FEM’s (flow-through electrolytic modules) continue to be the main components of the EcaFloTM Division equipment product line. We have established vendor relations with domestic suppliers for the other components that are used in our equipment. Engineering and design work on our first 8-FEM devices are complete. Parts have been ordered, received and assembled to put forth this Division’s first fully functional 8-FEM device.

On January 24, 2005, we entered into a sales contract with Maverick Stimulation Company, LLC, a Colorado-based oilfield service company specializing in production enhancement of oil and gas wells, to deliver our first EcaFloTM 080 device.

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

On May 12, 2005, we issued a press release announcing that the city of Myrtle Beach, South Carolina and South Carolina Department of Health and Environmental Control have informed us of the site selected for a pilot project utilizing EcaFloTM equipment for the production of anolyte solutions, for bacteria control and management in a stormwater application. The demonstration will concentrate on the often times – high bacteria levels contained in stormwater run-off that can reach the beaches, and ultimately the Atlantic Ocean.

Essential Oils Extraction Division:

Negotiations with the Coach House Group, UK, are being held relative to the costing and delivery of the extraction plant that I.E.T., Inc. undertook in the third quarter of 2004. I.E.T., Inc. paid the Coach House Group $84,000 in the first quarter of 2004 for a 150-liter oil extraction “plant” that will be utilized by the company (2/3 capacity) and its university research partners (1/3 capacity). I.E.T., Inc. had quotes for the “plant” prepared and submitted by United States companies in order to get the very best price for the equipment. Discussions with the Coach House Group center on ordering this equipment. I.E.T., Inc. has initiated marketing efforts for its extracted essential oils within the nutraceutical, pharmaceutical and food additive industries. Although these efforts are preliminary, the contact base is being developed so that markets will be easier to penetrate when this Division is operational.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we believe we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of June 30, 2005, we had working capital of $(38,760). Our net cash used in operating activities for the six-month period ended June 30, 2005 was $(467,431) as compared to $(341,476) for the period ended June 30, 2004. This decrease in working capital of $125,955 was directly related to us becoming an operating company with product development and sales. In the past our focus was on capital generation and product development while now we are transforming into a company whose focus will be product marketing and sales along with the testing of new products that will generate revenue for us.

We used very little of our cash for investing activities in 2005 as the first six-months we only acquired new equipment of $2,085. In 2004 we had property and equipment additions of $481,258. We anticipate that in the near future as our operations expand we will need to acquire additional equipment that will support our growing operations.

We raised $529,791 in financing activities in the six-month period ended June 30, 2005 as compared to $712,462 for the same period in 2004. The capital we raised in 2005 was $300,745 from the sale of our common stock and $229,046 from debt financing. In 2004 we raised $380,101 from the sale of our common stock and we borrowed $332,361. We will continue to sell our stock and obtain debt financing in order to support our operations. As our revenues increase we will pay off our short term financing.

Financing. On February 1, 2005, we entered into a Promissory Note with United Capital Group, Inc. for the principal amount of $50,000. Pursuant to the note we promised to pay to the order of United Capital Group, Inc. the sum of $50,000 together with interest thereon at 6% per annum on any unpaid balance. According to the note the outstanding principal and accrued but unpaid interest was due and payable on February 16, 2005. On June 16, 2005, we entered into another promissory note to extend the maturity date to January 16, 2006. Pursuant to the new note, United Capital may convert the note into shares of our common stock. The conversion rate is at $0.10 per share. We also agreed to issue 50,000 shares of our common stock to United Capital. The 50,000 shares were issued on July 13, 2005.

On March 28, 2005, we entered into a demand note with one of our stockholder’s for $25,000 with an interest rate of 6%. As of June 30, 2005, we still owed $6,250.

The Company has a line of credit from Crescent bank in the amount of $50,250 with interest at prime plus 1%. At June 30, 2005 the line of credit had a balance due of $50,000.

On April 1, 2005, we executed a promissory note payable to DaVinci-Franklin Fund I, LLC in the amount of $150,000 (“Note”) plus interest according to the provisions provided in the promissory note attached as an exhibit to the Form 8-K filed on April 13, 2005. The Note is secured by a second mortgage on our real property located at 4235 Commerce Street, Little River, SC 29566. Pursuant to the terms of the Note, payment of principal and interest is due in full on or before August 29, 2005, which may be extended to October 28, 2005 under certain conditions.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2005, our cash balance was $239,526. We believe that this amount will provide sufficient cash for the next four months. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

EcaFloTM Division

Product development within this division has moved ahead at a rapid pace throughout the first and second quarter of 2005. As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFloTM devices and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. We have passed the design/engineering stage for a specific 8- and 24-FEM EcaFloTM devices and our engineering department has finalized vendor relations with strategic suppliers. Our administrative service department has finalized credit relations with these vendors in order to receive ordered parts by purchase order, and, as these device components have been received, the engineering department has assembled both the 8- and 24-FEM units and tested the devices in our own “shop.” Technical support is being provided to our engineering department by our licensor’s personnel, who are knowledgeable in all matters concerning the ECA science, the technology and any modifications we need to make to achieve optimal efficacy for practical applications. Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFloTM devices with a firm confidence level.

On January 24, 2005, we sold our first EcaFloTM 080 device to a Colorado-based oilfield service company specializing in production enhancement of oil and gas wells.

On June 9, 2005, we issued a press release announcing the introduction and initial sale of our EcaFloTM Model 240 to Antero Resources Corporation, a petroleum production company. The Model 240 is one of our expanding line of EcaFloTM units, including the Model 40, Model 080, Model 240, Model 480 and Model 960.

Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel was able to produce test results showing potential customers that aliquots of petroleum well “frac” waters that were treated with a 1% EcaFloTM device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into “frac water.” The petroleum industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer’s representative/sales and distribution agent.

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

Further research and development efforts will be implemented with our strategic university partners, going concerns within the petroleum and wine industries, and possibly, with nationally accredited research labs. We view research and development as an integral portion of our product development plan and will use the measurable outcomes from research projects as catalysts for market development. The results of this research guide us in determining what to design and build and who will buy “it.”

Essential Oils Division

We are currently working on a strategic plan intended to address the best method for establishing a wholly owned subsidiary company for this division. In order to fully focus on the momentum we have built in the EcaFloTM Division, we believe it prudent to hold the intellectual property contained in the Essential Oils Extraction Division in a separate company whereby our current stockholders will benefit by distributing shares in both technology companies. We are in the early stages of investigating the best structure for this division, and will continue exploring options.

The verbal commitment to Clemson University’s Nutraceutical Research Institute (NRI), to join as a “Supporting Member” upon receipt and installation of extraction equipment within our facility, remains intact. In addition to the lab availability at Coastal Carolina University, we have found that Clemson University, a world renowned, agricultural, land-grant university is anxious to associate itself with research that we need to further our goal of introducing an environment-friendly source of pure essential oils into the nutraceutical and pharmaceutical industries. Costs associated with this membership have been analyzed and it remains in the Company’s best interest to join this group at such time as the Essential Oils Extraction Division is structured appropriately.

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

We currently employ 6 full time employees, 2 part time employees, and 2 sales representatives. The 6 full time employees are engaged in management, marketing and sales, engineering and administrative services; our part time employee is within our engineering department; and one of the consultants provides technical/scientific support to the EcaFloTM Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

Consultants

On June 22, 2005, we entered into a consulting agreement with EGR International, Ltd., wherein EGR agreed to provide our Executive Vice President and President of Operations with assistance in marketing our EcaFloTM devices, assistance in establishing a network of interested and qualified clientele, and promotional activities such as advertising, sales and marketing efforts. We agreed to compensate EGR $2,500 per month. The term of the agreement commenced on June 22, 2005 and will terminate on September 30, 2005.

On July 21, 2005, we entered into a consulting agreement with CEOcast, Inc., wherein CEOcast agreed to provide us with investor relations services. The term of the agreement is for 6 months commencing July 21, 2005. We agreed to compensate CEOcast with $10,000 (paid on July 22, 2005) upon execution of the agreement, 400,000 shares of our common stock with registration rights and $5,000 a month for the term of the agreement. As of the date of this filing the 400,000 shares have not been issued.

On August 1, 2005, we entered into a consulting agreement with Gary J. Grieco, wherein Mr. Grieco agreed to provide us expertise in the matter of stock sales. The term of the agreement commenced on August 1, 2005 and will terminate on July 31, 2006. We agreed to compensate Mr. Grieco $2,500 per month.

Representative Agreement

On August 1, 2005, we entered into a representative agreement with Pentagon Technical Services (“PTS”), wherein PTS agreed to assist us as our exclusive representative to promote the sale of and sell our products. PTS’ compensation will be on a sliding scale of 3-7% (5% by the norm) of the net invoice price of our products shipped. The actual percentage will be determined on a case by case basis in consideration of things such as “design-ins”, engineering, tooling, surcharges and “add-ons”, degree of influence made on the sale, repeat orders and the continuation of the monthly draw of $3,500 being paid to PTS by us. The $3,500 draw will be deducted from any monthly commission earned, unless the commission is less than the amount of the draw. A monthly draw or a monthly commission in excess of $3,500 will be paid, but not both. The term of the agreement commenced on August 1, 2005 and will continue until July 31, 2006, at which time the agreement shall be automatically renewed for one year periods thereafter unless terminated by written notice from either party.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in our Form 10-KSB for the year ended December 31, 2004.

Off-Balance Sheet Arrangements.

As of June 30, 2005, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

We are a development stage company with a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history. However, our management team has extensive experience in project development and managing corporate assets. A highly successful professional who brings more than three decades of business development experience to us from the environmental engineering industry heads our marketing and sales department. The

Company’s engineering department is staffed by former military personnel who have experiences that center on the primary mechanical and electrical aspects of the two technologies that we are moving forward. Of course, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in our intended industries. Outside of the high levels of expertise noted above and our concentrated effort to be the leading provider in our industries, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

Our future operating results will depend upon many factors, including:

  The continuation of our efforts to raise adequate working capital through equity investment and the generation of sales revenues;

  The continued success of lab testing that supports the development of our EcaFloTM technology product lines;

  Demand for our EcaFloTM technology;

  The level of our competition;

  Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and

  The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully act on the factors stated above, along with continually developing ways to enhance our production efforts, now that we are commencing production in the EcaFloTM Division.

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

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2004 and June 30, 2005, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2005, we issued 355,000 shares of our common stock to 9 accredited investors. The 9 accredited investors purchased the stock in our unit offering between December 22, 2004 and February 1, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On May 16, 2005, we issued 850,000 shares of our common stock to a stockholder for services rendered. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

From May 27, 2005 through June 30, 2005, we sold 30 units consisting of 3,000,000 shares of our restricted common stock and 1,500,000 series C warrants to purchase shares of our common stock at $0.25 per share through December 31, 2008 to 9 accredited investors for a total purchase price of $225,000 (costs related to these units was $7,755), all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. As of the date of this report the shares have not been issued.

Subsequent Sales

From July 5, 2005 through August 9, 2005, we sold 48 units consisting of 4,800,000 shares of our restricted common stock and 2,400,000 series C warrants to purchase shares of our common stock at $0.25 per share through December 31, 2008 to 17 accredited investors for a total purchase price of $360,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the

Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. Of the 4,800,000 shares, 700,000 were issued on August 10, 2005 and 4,100,000 shares remain unissued as of the date of this filing.

On July 13, 2005, we issued 50,000 shares of our common stock to United Capital Group, Inc. pursuant to the note payable dated June 16, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 10, 2005, we issued 50,000 shares of our common stock to Richard Maas pursuant to his consulting agreement dated August 9, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on April 11, 2005, were entitled to vote. The number of outstanding shares at that time was 21,292,793 by approximately 181 stockholders. The required quorum of shareholders was present at the meeting

Election of New Directors

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

James C. Pate, 65, President of Fisher Enterprises and J. C. Pate Engineering, located in Fayetteville, North Carolina, has a broad range of experience in all phases of construction projects, including site acquisition, economic analysis, planning, design, and project management on varied architectural and civil engineering projects. Mr. Pate has previously served as engineering manager with Exxon Oil and the U.S. Army Corps of Engineers. Areas of expertise include developing and review of design alternatives, concept designs and working drawings, and associated budgets and schedules, financing/funding alternatives, as well as value engineering. Mr. Pate has extensive experience with all facets of environmental engineering issues. Typical projects that Mr. Pate manages include airports, industrial buildings, water systems and waste water systems, landfills, fuel handling and storage facilities, locks and dams, bridges, waterways, shopping centers, marinas, docks, and wharfs, land development, condominiums and golf courses

Marion Sofield has served as Secretary of the Company since April 23, 2004 and has served as a Director of the Company since August 5, 2004. Presently, Ms. Sofield is also Vice President of Operations for I.E.T., Inc. Formerly the Executive Director of Matrix Technology

Alliance, Inc. (2003-2004), Ms. Sofield joined our staff to develop and implement operating systems and production capabilities that will move the Company into a production mode. Ms. Sofield has eight years of experience, from 1993-2002, in economic development management and has owned and operated two successful businesses of her own. From 1983 through 1987, Ms. Sofield served as a Corporate Secretary/Treasurer for Lord-Wood, Larsen Associates, Inc., a civil engineering firm formerly located in West Hartford, Connecticut. Ms. Sofield, a 1983 graduate of Radford University, was recently honored in Washington, D.C. as the 2003 Business Person of the Year by the United States of America’s Business Advisory Council.

Item 5.	Other Information.

In the second quarter and subsequent we made the following sales of unregistered securities under the Securities Act, which constitute over 5% of the number of shares outstanding and were not reported on Form 8-K:

  From May 27, 2005 through June 30, 2005, we sold 30 units consisting of 3,000,000 shares of restricted common stock, 1,500,000 series C warrants to 9 accredited investors for a total purchase price of $225,000, all of which was paid in cash.

  From July 5, 2005 through August 9, 2005, we sold 48 units consisting of 4,800,000 shares of restricted common stock and 2,400,000 series C warrants to 17 accredited investors for a total purchase price of $360,000, all of which was paid in cash.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

Reports on Form 8-K

Form 8-K filed on April 13, 2005; Promissory Note payable to DaVinci-Franklin Fund I, LLC.

Form 8-K filed on June 13, 2005; Press Release dated June 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Registrant)

By:/s/ William E. Prince
William E. Prince, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: August 18, 2005