Form 10QSB
period 2005-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-11-14
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes    X       No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No    X

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 35,147,793 shares.

Transitional Small Business Disclosure Format (check one):

Yes             No     X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

September 30, 2005
(Unaudited)
Assets
Current Assets:
Cash	$306,070
Accounts receivable	11,515
Inventory	150,256
Deposits and loan fees	87,002
Total current assets	554,843

Building and equipment:
Building	479,268
Equipment	13,374
Accumulated depreciation	(22,730)
Total building and equipment	469,912

Other assets:
License agreement net of accumulated amortization of $10,593	64,406
$1,089,161
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$172,385
Accrued liabilities	93,861
Bank line of credit	50,000
Current maturity of long-term debt	10,845
Notes payable	181,098
Total current liabilities	508,189

Long-term debt, net of current maturities	289,061

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $.001, 35,147,793 shares issued and outstanding	35,148
Stock bought or earned not issued	50
Unamortized cost of stock and warrants issued for consulting services	(129,435)
Stock subscription receivable	(225,000)
Paid-in-capital	3,758,184
Deficit accumulated during the developmental stage	(3,147,036)

Total stockholders' equity	291,911
Total liabilities and stockholders' equity	$1,089,161

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Statement of Operations

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (June 18, 2001) to September 30,
	2005	2004	2005	2004	2005
Sales	$10,220	$-	$92,282	$-	$92,282
Cost of goods sold	2,440	-	41,570	-	41,570
Gross profit	7,780	-	50,712	-	50,712

Professional fees	175,356	178,007	442,959	292,194	1,453,354
Administration fee	-	-	-	20,000	120,600
Salary	139,486	187,699	330,254	346,921	772,129
License fee	-	-	-	-	50,000
Depreciation and amortization	7,504	4,280	17,795	12,140	36,322
Product testing	3,546	-	35,247	-	60,925
Office & miscellaneous expense	95,192	43,257	276,776	134,654	555,393
Total operating expense	421,084	413,243	1,103,031	805,909	3,048,723

Loss from operations	(413,304)	(413,243)	(1,052,319)	(805,909)	(2,998,011)

Other (income) expense:
Interest income	(686)	-	(1,186)	(804)	(1,990)
Interest expense	86,260	4,089	120,381	7,500	151,015
Total other expense	85,574	4,089	119,195	6,696	149,025

Net loss	$(498,878)	$(417,332)	$(1,171,514)	$(812,605)	$(3,147,036)

Net loss per share basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.07)	$(0.26)

Weighted average shares outstanding	29,780,402	11,626,039	24,632,984	11,626,039	12,188,154

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

Unaudited

	Nine Months Ended September 30,		From Inception June 18, 2001 to September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,171,514)	$(812,605)	$(3,147,036)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	14,798	12,140	33,323
Amortization of beneficial conversion, loan fee and consulting services	41,063	-	41,063
Warrants & options issued for services	25,300	206,500	249,300
Beneficial conversion	7,500	-	7,500
Stock issued for services	130,300	187,400	789,069
Changes in operating assets and liabilities:
Accounts receivable	(11,515)	-	(11,515)
Inventory	(84,154)	(42,200)	(150,256)
Deposits and prepaid assets	915	(86,742)	(84,000)
Accounts payable	86,668	51,067	172,385
Accrued liabilities	52,498	50,000	93,861
Cash used in operating activities	(908,141)	(434,440)	(2,006,306)
Cash flows from investing activities:
Purchase of building and equipment	(2,085)	(486,773)	(492,642)
Purchase of license agreement	-	-	(75,000)
Cash used in investing activities	(2,085)	(486,773)	(567,642)
Cash flows from financing activities:
Payments on long-term debt	(7,298)	(10,065)	(18,843)
Bank line of credit, net	50,000	-	279,106
Increase in notes payable, net	181,098	(4,586)	181,098
Increase in long-term debt	-	318,750	318,750
Proceeds from the sale of common stock	813,245	697,912	2,119,907
Cash provided by financing activities	1,037,045	1,002,011	2,880,018
Increase (decrease) in cash	126,819	80,798	306,070
Cash beginning of period	179,251	284,221	-
Cash end of period	$306,070	$365,019	$306,070

Supplemental disclosure of cash flow information:
Cash paid for interest	$116,783	$7,500	$147,417
Cash paid for income taxes	-	-	-

Noncash financing activities:
Stock issued and note assumed in reverse merger	$-	$-	$52,765
Stock issued for accounts payable through exercise of options	-	50,000	52,765
Stock issued for conversion of note payable	-	-	255,605
Beneficial conversion	7,500	-	7,500

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

We changed our name to Integrated Environmental Technologies, Ltd. on April 23, 2004.

We are currently in the development stage and our major business activities to date have been developing and implementing our business plan, establishing business strategies, engineering and building prototype equipment and raising equity.

The financial statements include our wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

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

Note 3 – Notes payable

We borrowed $50,000 from United Capital Group, Inc. on February 1, 2005 with repayment due February 16, 2005. We subsequently repaid $15,000 and the current balance due is $35,000. The note has an interest rate of 6%. On June 16, 2005, the Company entered into a promissory note agreement to extend the maturity to January 16, 2006. As a part of the agreement the note holder has the ability to convert the note into shares of our common stock. At the option of the holder any amounts owed under the promissory note that are not paid in full may be converted into shares of the common stock at the rate of one share for each $.10 of indebtedness converted. At the date the agreement was signed our stock was trading at $0.12 per share. There was a beneficial conversion of $7,500 based on the difference between the trading price and the conversion price. The beneficial conversion will accrete over the life of the loan. For the quarter and year to date ended September 30, 2005 the interest accretion was $3,084 and $3,598, respectively. As an inducement to United Capital Group we agreed to issue

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

to them 50,000 shares of our common stock that had a value of $6,000 based on the value the stock was trading on the date of the agreement. This was recorded as a loan fee and will be amortized over the life of the loan. For the quarter and year to date ended September 30, 2005 the amortization of the loan fee totaled $2,571 and $2,999, respectively.

We borrowed $25,000 from one of our stockholders on March 28, 2005 on a demand note with an interest rate of 6%. At September 30, 2005 the loan had been repaid.

We have a line of credit from Crescent bank in the amount of $50,250 with interest at prime plus 1%. At September 30, 2005 the line of credit was $50,000.

On April 29, 2005, we borrowed $150,000 from DaVinci-Franklin Fund I, LLC., a stockholder. The loan was due on August 29, 2005 and the note was subsequently extended to October 29, 2005. There was an initial loan fee of $7,500 paid at the date of the loan. Interest of $42,500 has been paid and there is no accrued interest at September 30, 2005. The loan is secured by the Company’s building.

Note 4 – Common stock and warrants

750,000 shares that were recorded as bought but not issued at December 31, 2004 were issued in the first quarter.

We sold 205,000 shares of our common stock in the first quarter of 2005 for a net amount of $41,000. Each share purchased included an “A’ warrant that allowed for the purchase of a share of the our common stock for $0.50 per share until December 31, 2006 and a “B” warrant that allowed for the purchase of a share of our common stock at a price of $1.00 per share until December 31, 2007.

On March 18, 2005, we issued 10,000 shares to an employee. The value of the stock on the date of issue was $0.28 per share and was recorded as wage expense $2,800.

On March 29, 2005, we agreed to issue 850,000 shares of its common stock to a stockholder for services rendered by the stockholder and recorded a cash receipt of $42,500. The value of the transaction resulted in professional fee expense totaling $127,500.

A consultant returned 500,000 shares to us in the second quarter as required by its contract. The shares were cancelled.

We sold 3,000,000 shares of our common stock in the second quarter of 2005 for $225,000 and 8,000,000 shares of our common stock in the third quarter for $600,000. The cost of the offering consisted of attorney fees of $75,000, accounting fees of $9,500 and out of pocket costs for travel of $10,751. These costs were offset to the paid in capital on the transaction. Our net cash proceeds from this offering were $842,249. Each share purchased included a “C’ warrant that allowed for the purchase of a share of its common stock for $0.25 per share until December 31, 2008.

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

In September 2005, we sold 1,500,000 shares for a stock subscription of $225,000. The proceeds from that sale were deposited in October 2005 and at September 30, 2005 we recorded a subscription receivable in equity.

On July 21, 2005, we issued 400,000 shares of our common stock to CEOcast, Inc. pursuant to an agreement to provide investor relations services for a six-month period. The value of the stock on the date of the agreement was $0.22 per share. The consulting cost was valued at $88,000 and it will be amortized over the life of the agreement. At September 30, 2005, the remaining unamortized consulting cost was $53,778 and for the quarter ended September 30, 2005 we expensed $34,222 as professional fees.

On September 20, 2005, we entered into a translation and business consulting agreement with Mr. Goran Blagojevic. The term of the agreement was for five months, later extended for an additional 3 months. Mr. Blagojevic received 200,000 shares of our common stock and 200,000 “A” warrants. The value of the stock on the date of the agreement and the date of the extension was used to value the stock. The stock value was $45,000 and this was recorded as unamortized consulting cost. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model. We are amortizing the consulting cost over the period of the contract and for the quarter ended September 30, 2005 we recorded $3,527 as professional fee expense. The unamortized consulting cost at September 30, 2005 was $66,473.

On August 8, 2005, we entered into a consulting agreement with Dr. Richard Maas whereby he agreed to provide technical and scientific consulting services to the Company in order to assist in marketing and developing its products. We issued 50,000 shares of common stock to Mr. Maas and the value of the contract was based on the price of its shares on the day the contract was signed. We recorded as consulting cost $10,000. We are amortizing the consulting cost over the period of the contract based on an hourly rate of $120 for each hour of service provided and for the quarter ended September 30, 2005 we recorded $816 as professional fee expense. The unamortized consulting cost at September 30, 2005 was $9,184.

We issued 100,000 warrants to purchase common stock at a price of $0.23 for a period of two years pursuant to an agreement in which we entered into a joint marketing venture. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model and this was recorded as a professional fee in the quarter ended September 30, 2005.

On September 19, 2005, we issued 50,000 warrants to Mr. Joseph Schmidt to extend his consulting agreement for an additional month. The value of the warrants was $7,500 as determined by the Black-Scholes pricing model and this was recorded as a professional fee in the quarter ended September 30, 2005.

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

At September 30, 2005 the Company had the following options and warrants outstanding:

“A” Warrants-	3,425,000 to purchase stock at $.50 per share
“B” Warrants-	3,225,000 to purchase stock at $1.00 per share
“C” Warrants-	5,500,000 to purchase stock at $.25 per share
Other Warrants-	100,000 to purchase stock at $.23 per share
50,000 to purchase stock at $.15 per share

Note 5-License agreement

On September 4, 2003, we entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM’s and to supply FEM’s to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the quarter and year to date period ended September 30, 2005 was $1,271 and $3,814 respectively.

Note 6-Deposits

We recorded a deposit of $84,000 paid to SPDG Naturol Ltd, not related to any of our companies, for an extraction plant with a capacity of 150 Liter. We have not received this plant as of September 30, 2005.

Note 7-Related party transactions

We entered into a consulting agreement on August 1, 2005 with a stockholder for the purpose of raising capital. The agreement is for one year and monthly payments will be $2,500.

Note 8- Subsequent events

On October 28, 2005, we extended our obligation to repay $120,000 of the principal amount and $10,000 of interest due under the promissory note dated April 1, 2005 payable to DaVinci-Franklin Fund I, LLC on October 28, 2005 and is due on December 1, 2005.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures and/or general working capital; and
•	operational inefficiencies in distribution or other systems.

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. has evolved over a period of approximately three years from a one-technology development stage company (formerly Naturol Holdings Ltd.) to a two-division company that has entered its final phases of development prior to becoming an income-generating technology company. We have focused our attentions on several critical issues:

•	Stabilizing and enhancing our financial position;
•	Developing our abilities to construct the equipment required for our EcaFloTM Division and Essential Oils Extraction Division
•	Developing and enhancing our testing protocol with Coastal Carolina University in regards to our EcaFloTM technology;
•

Developing a relationship with Clemson University to produce testing assistance with our Essential Oils Extraction Division and research assistance on the agricultural side of the EcaFloTM Division; and

•	Commencing the process of developing a brand identity and sales campaign through the appearance at various trade shows.

Our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the third quarter of 2005 we had cash available of $306,070. Our cash requirements on a monthly basis are approximately $70,000, excluding exceptional expenses that are related to capital raising.

We have incurred losses since inception. For the quarter ended September 30, 2005 we had a net loss of $498,878 as compared to a net loss of $417,332 for the quarter ended September 30, 2004. This 20% increase in overall losses is the result of our increased business activities. We generated our first revenues in the first quarter of 2005, amounting to $61,367. In the second quarter of 2005 we generated revenues amounting to $20,695 and in the third quarter of 2005 we generated revenues amounting to $10,220.

The forecast of sales-generated revenues in the EcaFloTM Division will add to our labor costs, but it is anticipated that deposits on customer purchase orders will off-set these expenses. Management intends to closely monitor the costs associated with the production of EcaFloTM devices in an attempt to minimize capital shortages. Our ability to continue our commercialization efforts will be critical, as we will continue to see an increase in “burn” rate due to expansion efforts needed to transition the Company fully from development stage into production stage. Capital, from investment financing through stockholders exercising their “A” warrants, may contribute substantial funds for our working capital needs. As we continue to expand operational activities, we anticipate experiencing net negative cash flows from operations, and may be required to fund operations from bank borrowings if available that could possibly be secured by contract sales of EcaFloTM devices in addition to continued equity sales of our common stock.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the third quarter of 2005 and 2004.

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Sales	$ 10,220	$ -	$ 92,282	$ -

Historically, we have been in a development stage and had no sales but beginning in 2005 we have developed equipment that is being marketed and sold. We anticipate increased sales of our existing product line during the remainder of 2005 and we currently have developed new equipment which will be marketed upon successful completion of testing.

Cost of goods sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Cost of goods sold	$ 2,440	$ -	$ 41,570	$ -

Our cost of good sold in the three month and nine month period ended September 30 related to the sales of our products. It is anticipated that the product costs will increase proportionately with increased sales for the remainder of 2005. For our new products the cost of good sold will be at a similar percentage to sales of our current products.

Gross profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Gross profit	$ 7,780	$ -	$ 50,712	$ -

Operating expenses

	Three Months Ended September 30,		Increase (Decrease)
	2005	2004	$	%

Professional fees	$ 175,356	$ 178,007	$ (2,651)	(1)%
Salary	139,486	187,699	(48,213)	(26)%
Depreciation and amortization	7,504	4,280	3,224	75%
Product testing	3,546	-	3,546	-
Office and miscellaneous	95,192	43,257	51,935	120%

Total operating expenses	$ 421,084	$ 413,243	$ 7,841	2%

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	$	%

Professional fees	$ 442,959	$ 292,194	$ 150,765	52%
Salary	330,254	346,921	(16,667)	(5)%
Administrative fee	-	20,000	(20,000)	-
Depreciation and amortization	17,795	12,140	5,655	47%
Product testing	35,247	-	35,247	-
Office and miscellaneous	276,776	134,654	142,122	106%

Total operating expenses	$ 1,103,031	$ 805,909	$ 297,122	37%

Total operating expense for the three-month and nine-month period ended September 30, 2005 increased by $7,841 and $297,122, respectively, over similar periods in 2004 because of the hiring of additional employees, the opening of our office in South Carolina and the testing of new products. We utilize outside professionals for some of the functions that are necessary for our business and although these charges decreased during the three-month period the fees for the nine-month period were significantly higher than in 2004. This is normal for a business that is becoming an operating entity rather than a development stage company. We anticipate that until we are able to hire additional employees to perform the functions that we have outsourced we will continue to have significant professional fee costs.

Other expense

	Three Months Ended September 30,		Increase (Decrease)
	2005	2004	$	%

Other expense	$ 85,574	$ 4,089	$ 81,485	-

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	$	%

Other expense	$ 119,195	$ 6,696	$ 112,499	-

Our other expense has increased because of interest expense related to our need for additional borrowing in order to develop and manufacture our products.

Net loss

	Three Months Ended September 30,		Increase (Decrease)
	2005	2004	$	%

Net loss	$ (498,878)	$ (417,332)	$ 81,546	20%

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	$	%

Net loss	$ (1,171,514)	$ (812,605)	$ 358,909	44%

Our net loss was higher in the three-month and nine-month period ended September 30, 2005 as compared to the similar periods in 2004 because we have increased costs in developing and getting our products marketed. Until we can increase sales we will continue to have net losses, however, we believe with the addition of new products we will be able to have the necessary revenues in order for us to become profitable.

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

Our focus has been re-directed from providing small water purification units to the markets at-hand: storm-water treatment, wastewater treatment, petroleum industry applications and food/beverage sanitation opportunities. FEM’s (flow-through electrolytic modules) continue to be the main components of the EcaFloTM Division equipment product line. We have established vendor relations with domestic suppliers for the other components that are used in our equipment. Engineering and design work on our 4-, 8-, and 24-FEM devices are complete. Parts have been ordered, received and assembled to put forth this Division’s first fully functional EcaFloTM Models 40, 40SS, 080, and 240.

On September 9, 2005, we issued a press release announcing our plans to incorporate our EcaFloTM equipment as a bacterial control component of a mobile response unit which contains an integrated system capable of providing drinking water for victims of Hurricane Katrina. The mobile water treatment system designed and built by Water Systems Integrators of Englewood, Colorado, can produce drinking water from contaminated flood water. Our equipment produces environmentally responsible biocides that are injected into the treatment system to destroy waterborne pathogens.

In September 2005, we executed a Joint Marketing Agreement with Biophage Pharma, Inc. The agreement enables both companies to market an end-to-end pathogen detection and control system. The combined marketing efforts will promote our EcaFloTM equipment, in its role as an environmentally-responsible pathogen control method, and the Biophage Pharma PDS® Biosensor, which is a rapid and efficient system that can detect and quantify living pathogens. When combined, these systems will allow for the rapid detection of harmful pathogens and the means necessary to manage or eliminate them.

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

As of September 30, 2005, we had working capital of $46,654. Our net cash used in operating activities for the nine-month period ended September 30, 2005 was $(908,141) as compared to $(434,440) for the period ended September 30, 2004. This decrease in working capital of $473,701 was directly related to us becoming an operating company with product development and sales. In the past our focus was on capital generation and product development while now we are transforming into a company whose focus will be product marketing and sales along with the testing of new products that will generate revenue for us.

We used very little of our cash for investing activities in 2005 as the first nine-months we only acquired new equipment of $2,085. In 2004 we had property and equipment additions of $486,773. We anticipate that in the near future as our operations expand we will need to acquire additional equipment that will support our growing operations.

We raised $1,037,045 in financing activities in the nine-month period ended September 30, 2005 as compared to $1,002,011 for the same period in 2004. The capital we raised in 2005 was $813,245 from the sale of our common stock and $223,800 from debt financing. In 2004 we raised $697,912 from the sale of our common stock and we borrowed $304,099. We will continue to sell our stock and obtain debt financing in order to support our operations. As our revenues increase we will pay off our short term financing.

Financing. On February 1, 2005, we entered into a Promissory Note with United Capital Group, Inc. for the principal amount of $50,000. Pursuant to the note we promised to pay to the order of United Capital Group, Inc. the sum of $50,000 together with interest thereon at 6% per annum on any unpaid balance. According to the note the outstanding principal and accrued but unpaid interest was due and payable on February 16, 2005. On June 16, 2005, we entered into another promissory note to extend the maturity date to January 16, 2006. Pursuant to the new note, United Capital may convert the note into shares of our common stock. At the option of the holder any amounts owed under the promissory note that are not paid in full may be converted into shares of our common stock at the rate of one share for each $0.10 of indebtedness converted. We also agreed to issue 50,000 shares of our common stock to United Capital. The 50,000 shares were issued on July 13, 2005.

On March 28, 2005, we entered into a demand note with one of our stockholder’s for $25,000 with an interest rate of 6%. At September 30, 2005 the loan had been repaid.

The Company has a line of credit from Crescent Bank in the amount of $50,250 with interest at prime plus 1%. At September 30, 2005 the line of credit had a balance due of $50,000.

On April 1, 2005, we executed a promissory note payable to DaVinci-Franklin Fund I, LLC in the amount of $150,000 (“Note”) plus interest according to the provisions provided in the promissory note attached as an exhibit to the Form 8-K dated April 13, 2005. The Note is secured by a second mortgage on our real property located at 4235 Commerce Street, Little River, SC 29566. Pursuant to the terms of the note, payment of principal and interest was due in full on or before August 29, 2005, which was extended to October 28, 2005. On October 28, 2005, we extended our obligation to repay $120,000 of the principal amount and $10,000 of interest due under the note to December 1, 2005.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2005, our cash balance was $306,070. We believe that this amount will provide sufficient cash for the next four months. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

EcaFloTM Division

Product development within this division has moved ahead at a rapid pace throughout the first nine months of 2005. As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFloTM devices and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. We have passed the design/engineering stage for specific 4-, 8- and 24-FEM EcaFloTM devices and our engineering department has finalized vendor relations with strategic suppliers. Our administrative service department has finalized credit relations with these vendors in order to receive ordered parts by purchase order, and, as these device components have been received, the engineering department has assembled the 4-, 8- and 24-FEM units and tested the devices in our own “shop.” Technical support is being provided to our engineering department by our licensor’s personnel, who are knowledgeable in all matters concerning the ECA science, the technology and any modifications we need to make to achieve optimal efficacy for practical applications. Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFloTM devices with a firm confidence level.

On January 24, 2005, we sold our first EcaFloTM 080 device to a Colorado-based oilfield service company specializing in production enhancement of oil and gas wells.

On June 9, 2005, we issued a press release announcing the introduction and initial sale of our EcaFloTM Model 240 to Antero Resources Corporation, a petroleum production company. The Model 240 is one of our expanding lines of EcaFloTM units, including the Model 40, Model 080, Model 240, Model 480 and Model 960.

On August 31, 2005, we sold an EcaFloTM Model 40 to Yates Petroleum, a petroleum industry producer in the state of New Mexico. The sale of this 4-FEM, smaller volume, anolyte producer to another petroleum production company is part of our plan for moving further into the petroleum industry with EcaFloTM equipment that meets customer needs for treatment of source water, produced water and "frac" fluids.

On October 7, 2005, we sold an EcaFloTM Model 40 to Mickey’s Sales and Service, a regional janitorial and office supply company operating in the Norfolk, Virginia and Elizabeth City, North Carolina areas. Mickey's Sales and Service provides a multitude of business supply products, as well as contract and equipment services, to local area school systems, U.S. government facilities and other businesses in southeastern Virginia and northeastern North Carolina. The sale of this small volume, anolyte and catholyte producer to Mickey's Sales and Service supply company is part of our plan for moving further into other target market areas with our EcaFloTM equipment, offering customers the ability to produce their own environmentally-friendly surface disinfectants, replacing hazardous chemicals currently used in sanitizing and cleaning applications.

On October 14, 2005, we sold an EcaFloTM Model 080 unit to SanAquel, an Oklahoma-based equipment manufacturer primarily involved in food safety for the meat industry. This unit is the first of several units anticipated to be purchased by SanAquel and integrated into their systems.

On November 1, 2005, we issued a press release announcing that we are preparing to provide EcaFloTM equipment as a bacterial management mobile response unit for in clean-up and environmental remediation in New Orleans, Louisiana.

We were selected to attend the 2005 Ag Provision Expo in Kenansville, North Carolina on October 21, 2005 to demonstrate our EcaFloTM line of equipment used to produce natural biocide solutions for pre-harvest and harvest applications for the enhancement of animal growth and development. We demonstrated our EcaFloTM Models 40 and 40SS to growers, managers, owners and others during the event.

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

We currently employ 9 full time employees, 2 part time employees, and 2 sales representatives. The 9 full time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part time employees are within our production department; and one of the consultants provides technical/scientific support to the EcaFloTM Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

Consultants and Service Contractors

Mr. Allan C. Jackson. On May 18, 2005, we executed a letter agreement with Mr. Jackson for introductory services relative to marketing within the EcaFloTM division. Compensation for services will be 100,000 warrants to purchase shares of our common stock at its average bid closing price ten business days prior to furnishing or formation of any business transaction between and introduced publicly-traded company, with such warrants being exercisable for two years from the date that a business transaction occurs between an introduced company and us. Mr. Jackson has been issued 100,000 warrants at $0.23 per share for an introduction that resulted in a joint marketing agreement between us and Biophage Pharma, Inc.

Dr. Svetlana Panicheva. On August 17, 2004, we entered into a Technical Services Consulting Agreement with Dr. Svetlana Panicheva. Under the terms and conditions of the agreement Dr. Panicheva was the Technical Services Consultant to I.E.T., Inc.’s EcaFloTM Division. We agreed to pay Mrs. Panicheva $2,500 per month and we agreed to pay reasonable costs associated with her visits to our office as necessary (expected 10 days per month) and recently executed a new annual contract with Dr. Panicheva for the period beginning October 1, 2005 and ending on September 30, 2006 for a minimum of 80 hours, or 10 days, of scientific and technical services for $3,000 per month.

EGR International. On June 22, 2005, we entered into a consulting agreement with EGR International, Ltd., wherein EGR agreed to provide our Executive Vice President and Vice President of Operations with assistance in marketing our EcaFloTM devices, assistance in establishing a network of interested and qualified clientele, and promotional activities such as advertising, sales and marketing efforts. We agreed to compensate EGR $2,500 per month. The term of the agreement commenced on June 22, 2005 and was originally scheduled to terminate on September 30, 2005. On September 7, 2005, by mutual consent in addendum form, the agreement was extended through October 18, 2005 with no further compensation in order to obtain agreed upon hours of consulting expertise. Subsequently on October 17, 2005, we executed another addendum extending the termination date to October 31, 2005.

CEOcast, Inc. On July 21, 2005, we entered into a consulting agreement with CEOcast, Inc., wherein CEOcast agreed to provide us with investor relations services. The term of the agreement is for 6 months commencing July 21, 2005. We agreed to compensate CEOcast with $10,000 (paid on July 22, 2005) upon execution of the agreement, 400,000 shares of our common stock with registration rights and $5,000 a month for the term of the agreement. The 400,000 shares of our common stock were issued to CEOcast on August 16, 2005.

Gary Grieco. On August 1, 2005, we entered into a consulting agreement with Gary J. Grieco, wherein Mr. Grieco agreed to provide us expertise in the matter of stock sales. The term of the agreement commenced on August 1, 2005 and will terminate on July 31, 2006. We agreed to compensate Mr. Grieco $2,500 per month.

Richard P. Maas. On August 12, 2005, we entered into a consulting agreement with Dr. Richard P. Maas, wherein Dr. Maas agreed to provide us with technical and scientific information as related to the ECA technology and its use within our EcaFlo™ equipment, as well as certain research and development services and marketing/sales activities. The agreement was executed on August 8, 2005 and will terminate on, or about, the same date in 2006. We agreed to compensate Dr. Maas with IEVM common stock in lieu of cash at the equivalent value of $120/hour of actual service time, with an advanced payment of 50,000 shares of our common stock, which was issued on August 10, 2005. An equivalent amount of Consultant’s hourly rate (83.3 hours) will be “drawn down” from the original issuance as work hours are accrued. At the time that the original issuance balance is “zero,” we and the Consultant may choose to form a different compensation format wherein the Consultant may receive additional cash by invoice, additional shares of IEVM common stock by invoice, or any combination of the two. In addition, we will pay reasonable expenses to the Consultant on an invoice basis for work that is performed requiring travel, if prior approvals have been granted by us.

Loren W. Moll. On September 14, 2005, we entered into a consulting agreement with Mr. Loren W. Moll for intermediary services between us and potential distribution networks for our EcaFlo™ equipment. Compensation for successful intermediary services will be five percent (5%) of gross sales of our products to a distributor, to be paid on March 30, June 30, September 30 and December 31, of each calendar year during the term of the agreement. The term commences upon the date of first delivery of product to distributor and shall continue uninterrupted until annual sales of product to distributor reach one million dollars ($1,000,000) and for a term of sixty (60) months thereafter. Due to the fact that the consultant may provide legal work for any given distributor, we waived all potential conflicts of interest related to legal work in connection to any business relationship that may be formed.

Goran Blagojevic. On September 20, 2005, we entered into a consulting agreement with Goran Blagojevic who is fluent in several European languages and business customs and practices. According to the consulting agreement Mr. Blagojevic agreed to perform simultaneous translation services for us. We agreed to compensate Mr. Blagojevic 150,000 shares of our restricted common stock and series A warrants to purchase 200,000 shares of our common stock at $0.50 per share exercisable anytime before December 31, 2006. The term of the agreement is for 5 months. On September 29, 2005, we executed an addendum to the consulting agreement to extend the term of the agreement an additional 3 months. Pursuant to the addendum we issued an additional 50,000 shares of common stock to Mr. Blagojevic on October 24, 2005.

Joint Marketing Agreement

On September 22, 2005, we entered into a joint marketing agreement with Biophage Pharma, Inc. (TSX: “BUG”) wherein we market a product sold under the EcaFlo™ trade name and Biophage Pharma markets a product sold under the trade name PDS®. We agreed to jointly market each other’s products in the United States of America by sharing information with respect to distribution channels, methods of distribution and any other information which can be disclosed without violating any law or breaching any obligations of confidentiality. We will share between companies, information with respect to sales leads and will provide each other with demonstration units or other models or products. There will be no exchange of money for marketing services or transfer of company stock or warrant to purchase stock as a result of this agreement. The term began on September 22, 2005 and shall end on September 22, 2006.

Representative Agreement

On August 1, 2005, we entered into a representative agreement with Pentagon Technical Services (“PTS”), wherein PTS agreed to assist us as our exclusive representative to promote the sale of and sell our products. PTS’ compensation will be on a sliding scale of 3-7% (5% being the norm) of the net invoice price of our products shipped. The actual percentage will be determined on a case by case basis in consideration of things such as “design-ins”, engineering, tooling, surcharges and “add-ons”, degree of influence made on the sale, repeat orders and the continuation of the monthly draw of $3,500 being paid to PTS by us. The $3,500 draw will be deducted from any monthly commission earned, unless the commission is less than the amount of the draw. A monthly draw or a monthly commission in excess of $3,500 will be paid, but not both. The term of the agreement commenced on August 1, 2005 and will continue until July 31, 2006, at which time the agreement shall be automatically renewed for one year periods thereafter unless terminated by written notice from either party.

Funding Agreement

On July 1, 2005, we were offered a funding agreement for $4,000 from the South Carolina Research Authority (“SCRA”), a South Carolina public nonprofit corporation, as a result of a grant application made to SCRA for assistance in funding work necessary to prepare a written proposal to the United States Department of Agriculture (“USDA”) for a Small Business Innovation Research Phase 1 grant in the amount of $80,000. “SCRA” has executed the funding agreement and IET’s addendum to funding agreement that better secures and protects proprietary and confidential information relative to our company’s EcaFlo™ division. The term of the agreement is from July 1, 2005 to December 31, 2005.

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

Off-Balance Sheet Arrangements.

As of September 30, 2005, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Some of our recent sales have been for applications outside of our exclusive license agreement with Electro-Chemical Technologies Ltd.

We are exclusively licensed certain applications in the United States by Electro-Chemical Technologies Ltd. The applications are as follows: (i) recreational water purification units producing small volumes per hour of potable water; (ii) residential water purification units; (iii) water purification units for use by small businesses such as offices, motels and restaurants, and state and local government facilities, not including municipal water systems; (iv) the disinfection of storm water runoff; and (v) the decontamination of oil well water. Recently, we have made sales to customers for applications outside of our exclusive license agreement. Management is relying on a letter from Vadim Panichev, President and CEO of Electro-Chemical, of confirmation of our mutual understanding with Electro-Chemical that we are free to explore additional usages prior to modifying the original exclusive license agreement. The EcaFloTM division of our company is currently the only source of sales-generated income and any change to our exclusive license could have a material impact on our ability to continue operations.

We depend solely on the Laboratory of Electrotechnology Ltd. (“LET”) to manufacture/assemble and provide us with the patented flow-through electrolytic modules (FEMs), which are a core component of our EcaFloTM units. If LET is unable or unwilling to provide us with the FEMs, we may have to secure another source for FEMs.

LET holds the patent and exclusive rights to manufacture/assemble FEMs and supply them to us under our license agreement. LET is located in Russia and is currently manufacturing FEMs primarily by hand. If there were to be an interruption or failure in the delivery of FEMs, we would suffer a significant disruption to our operations that would have a material effect on our financial condition and results of operations. In the event of an interruption or failure in the delivery of FEMs, we would have to cease operations in the EcaFloTM Division until such time as we could secure FEMs from another source or regain delivery of FEMs from LET.

We are a development stage company with a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history. However, our management team has extensive experience in project development and managing corporate assets. A highly successful professional who brings more than three decades of business development experience to us from the environmental engineering industry heads our marketing and sales department. The Company’s engineering department is staffed by former military personnel and an experienced mechanical engineer who have expertise that center on the primary mechanical and electrical aspects of the two technologies that we are moving forward. Of course, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in our intended industries. Outside of the high levels of expertise noted above and our concentrated effort to be the leading provider in our industries, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

Our future operating results will depend upon many factors, including:

•	The continuation of our efforts to raise adequate working capital through equity investment and the generation of sales revenues;
•	The continued success of lab testing that supports the development of our EcaFloTM technology product lines;
•	Demand for our EcaFloTM technology;
•	The level of our competition;
•	Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and
•	The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

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

Based on our current proposed plans and assumptions, we anticipate that our existing funds will only be sufficient to fund our operations and capital requirements for approximately 4 months. Furthermore, the commercialization expenses of our two technologies will be very substantial, i.e., well in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing during the next 3-month period in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2004 and September 30, 2005, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 2005 through September 2005, we sold 68 units consisting of 6,800,000 shares of restricted common stock and 3,400,000 series C warrants ($0.25 per share, exercisable until December 31, 2008) to 30 accredited investors for a total price of $825,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. The 6,800,000 shares were issued in September 2005.

On July 13, 2005, we issued 50,000 shares of our common stock to United Capital Group, Inc. pursuant to the note payable dated June 16, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 10, 2005, we issued 50,000 shares of our common stock to Dr. Richard Maas pursuant to his consulting agreement dated August 9, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 16, 2005, we issued 400,000 shares of our restricted common stock to CEOcast Inc. pursuant to its consulting agreement dated July 21, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 12, 2005, we issued 2,700,000 shares of our common stock to 9 investors who purchased the stock in June 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On September 19, 2005, we issued 1,500,000 shares of our common stock to 1 investor who purchased the stock in June 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. There were no commissions paid on the issuance and sale of the shares.

On September 30, 2005, we issued 100,000 shares of our restricted common stock to Goran Blagojevic and 50,000 shares to Anna Gozzi as instructed by Mr. Blagojevic pursuant to his consulting agreement dated September 20, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

In September 2005, we sold 30 units consisting of 1,500,000 shares of restricted common stock to 2 accredited investors for a total price of $225,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. We issued the 1,500,000 shares on September 30, 2005.

Warrants

Pursuant to Mr. Allan C. Jackson’s consulting agreement dated September 23, 2005, we issued 100,000 warrants to purchase shares of our restricted common stock at $0.23 per share to him for his introduction which resulted in a joint marketing agreement between us and Biophage Pharma, Inc. The term of the warrants is for two years expiring on September 23, 2007. We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Pursuant to Goran Balgojevic’s consulting agreement dated September 20, 2005 we issued to him 100,000 series A warrants to purchase shares of our common stock at $0.50 per share and we issued to Anna Gozzi 100,000 series A warrants to purchase shares of our common stock at $0.50 per share as instructed by Mr. Blagojevic. The warrants will expire on December 31, 2006. We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

On October 24, 2005, we issued 50,000 shares of our restricted common stock to Goran Blagojevic pursuant to an addendum to translation agreement dated September 29, 2005. We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

31* Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

Reports on Form 8-K

Form 8-K filed on August 26, 2005; Press Release dated August 23, 2005.

Form 8-K filed on August 26, 2005; Unregistered Sales of Equity Securities.

Form 8-K filed on September 1, 2005; Press Release dated August 31, 2005.

Form 8-K filed on September 12, 2005; Press Release dated September 9, 2005.

Form 8-K filed on September 20, 2005; Unregistered Sales of Equity Securities.

Form 8-K filed on September 22, 2005; Unregistered Sales of Equity Securities.

Form 8-K filed on September 23, 2005; Regulation FD Disclosure & Press Release dated September 23, 2005.

Form 8-K filed on October 12, 2005; Press Release dated October 7, 2005.

Form 8-K filed on October 14, 2005; Press Release dated October 14, 2005.

Form 8-K filed on October 24, 2005; Press Release dated October 21, 2005.

Form 8-K filed on November 3, 2005; Press Release dated November 1, 2005.

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

Date: November 11, 2005