Form 10KSB/A
period 2004-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-12-09
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-KSB

(Amendment No. 1)


☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for its most recent fiscal year ended December 31, 2004. $ -0-

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


EXPLANATORY NOTE:

This amendment is being filed in response to comments received from the SEC to attach a revised report from our independent auditors, to revise the statement of cash flows and to revise Note 1 – Significant Accounting Policies, Organization of Business. This amendment does not amend any material information previously filed in the original filing.


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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100% owned subsidiary I.E.T., Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) General Business Development

Integrated Environmental Technologies, Ltd., formerly Naturol Holdings Ltd., was incorporated in the State of Delaware in February of 1999. On January 17, 2002, we completed a reverse triangular merger among our wholly-owned subsidiary Coronado Subsidiary Corp. (“CSC”), a Nevada corporation, and Naturol Inc. (“Naturol”), a Nevada corporation, whereby we issued 50,000,009 shares (pre 5 to 1 reverse split) of our common stock in exchange for 100% of Naturol’s outstanding common stock. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became our wholly-owned subsidiary.

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

On August 27, 2003, as the sole stockholder of Naturol, we authorized the amendment to Naturol’s Articles of Incorporation to change its name to Integrated Environmental Technologies Ltd., a Nevada Corporation, which was subsequently changed to I.E.T., Inc. on June 29, 2004.

Through I.E.T., Inc. our activities have included: (i) the execution of a Letter Agreement with SPDG Naturol Ltd., a division of Coach House Group UK Ltd., (collectively referred to as “Coach House Group”), (ii) the execution of a License agreement with Electro-Chemical Technologies Ltd., a Nevada corporation, and Laboratory of Electrotechnology Ltd., a Russian limited liability company, (iii) the execution of a Collaborative Agreement with Coastal Carolina University, and (iv) the execution of a Letter Agreement with Pentagon Technical Services, a small consulting firm, wherein we agreed to contract Pentagon to assist us as a manufacturer’s representative/sales and distribution agent.

All of our current operations are conducted through I.E.T., Inc. I.E.T., Inc. currently operates through two divisions: the EcaFloTM Division and the Essential Oils Extraction Division.

(b) OUR BUSINESS

EcaFloTM Division

On September 4, 2003, we entered into an agreement with Electro-Chemical Technology, Ltd. (licensor) and Laboratory Electrotechnology Ltd. (supplier) for an exclusive, royalty-bearing license allowing us to utilize the patents and the technical information owned by the licensor and the supplier to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules, “FEM”), market, lease, sell, distribute and service Licensed Products throughout the United States of America for the use in licensed applications. The licensed applications include (a) recreational water purification units producing small volumes per hour of potable water; (b) residential water purification units; and (c) water purification units for use by small businesses such as offices, motels and restaurants, and state and local government facilities, not including municipal water systems. The licensor/supplier retains the exclusive right to manufacture/assemble FEM’s and to supply us with FEM’s. The License period goes through the date of the last expiration of the patent on the technology (5/2018). We paid a fee of $75,000 for the agreement and the fee is being amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by us.

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

The license is on a proprietary technology (Ecasol) that was originally developed in the Soviet Union. This unique technology is based on electrochemical activation (ECA), which is the process of passing ordinary water or a diluted saline solution (0.01 – 1.0%) through a specially designed electrolytic cell in order to modify their functional properties without adding reagents. Ecasol solutions have the demonstrated ability to:

•	Destroy microorganisms such as botrytis fungus, salmonella, e-coli, listeria and anthrax spores;
•	Neutralize chemical agents such as Soman and VX;
•	Purify water; and
•	Clean and Degrease.

The EcasolTM technology division can produce two basic types of ECA solutions:

1)

Anolyte solutions are strong oxidizing solutions with a pH range of 3.5 – 8.5 and an Oxidation-Reduction Potential (ORP) of +600 to +1200 mV. Anolytes can potentially be used as a broad-spectrum germicidal agent to kill all types of microorganisms including viruses, fungi and bacteria.

2)	Catholyte solutions are anti-oxidizing, mild alkaline solutions with a pH range of 10.5 to 12.0 and ORP of –600 to –900 mV. Catholtye solutions can potentially be used as degreasers or detergents.

Based on extensive research, both anolyte and catholyte solutions:

•	Are environmentally friendly;
•	Are non toxic to both humans and animals;
•	Do not require special handling;
•	Are powerful biocides;
•	Can be safely disposed of in sewage systems;
•	Are fast acting;
•	Can be used in all stages of disinfection and cleaning;
•	At recommended concentrations, do not bleach surfaces or materials;
•	Can be applied in liquid, ice or aerosol (fog) form;
•	Are hypoallergenic;
•	Yield by-products that are non-toxic, environmentally friendly and leave no synthetic chemical residue;
•	Can be generated on-site, thus eliminating handling and storage of chemicals; and
•	Can be produced on-site from tap water and salt in required quantities and concentration of active ingredients, pH and salinity (mineralization).

In addition, anolyte application as hard surface disinfectants on a daily basis for more than ten years demonstrated that microorganisms do not develop resistance against anolytes over time.

The characteristics described above position Ecasol for potential applications in a number of areas directly related to personal health and safety. For example, in 1997 the U.S. Marines Corps commissioned the Battelle Memorial Institute (a non-profit research organization headquartered in Columbus, Ohio) to test the efficacy of the Ecasol technology in applications relating to the protection of individuals from chemical and biological weapons. In the initial phases of these tests, Ecasol was tested against the anthrax spore, botatoxin, Soman and mustard gas. Following these tests, field-testing (Operational Tests) was conducted at Camp Lejeune, North Carolina by the Marine Corps Chemical/Biological Incident Response Force (CBIRF). By April 1998 the Marine Corps Systems Command had concluded that Ecasol represented “...not just an improvement but a breakthrough in the effectiveness of destroying anthrax and botulism on contact.” We believe there are numerous other practical, cost-effective applications for the Ecasol technology.

EcaFloTM Competition

Competition for products which resemble our EcaFloTM devices is expected to intensify and to increase as our devices enter the commercial marketplace. Our competitors do not include companies that produce basic-to-complex water filtration systems, even though many are substantially larger and have greater financial, research, manufacturing, and marketing resources. While effective and cost-efficient, these companies simply produce filtrated water, unlike I.E.T. Inc.’s EcaFloTM devices that produce electrochemically active, but entirely safe, water that kills harmful microorganisms on contact.

Important competitive factors for our EcaFloTM products include product quality, environmental sensitivity, price, ease of use, customer service, and reputation. Industry competition is based on the following:

•	Scientific and technological capability;
•	Proprietary know-how;
•	The ability to develop and market processes;
•	Access to adequate capital;
•	The ability to attract and retain qualified personnel; and
•	The availability of patent protection.

Essential Oils Extraction Division

Our Essential Oils extraction technologies provide for an effective, low cost extraction of high value bioactive compounds and oils from plants and other sources. Extracting bioactive compounds is a rapidly growing global business. The applications developed using the Essential Oils extraction technologies are deemed by us to be superior in almost every respect to both, steam distillation and solvent extraction, the world’s principal methods for producing such extracts. Solvent extraction, the current method of choice, is under increasing attack due to its reliance on solvents known to be either, toxic, carcinogenic, and/or flammable. The Essential Oils extraction technologies have none of these harmful and dangerous attributes.

The superiority of the Essential Oils extraction technology creates a myriad of business opportunities in a number of industries, including:

•	Pharmaceutical
•	Food
•	Fragrance
•	Bio-Insecticide
•	Industrial Oils, and
•	Nutraceutical

Each of these industries is rapidly expanding its use of plant-based extracts, and our Essential Oils Extraction Division is being positioned to become a force in the production of these extracts.

Major Advantages of the Essential Oils Extraction Technologies

Plant extraction technology in North America, Europe and other industrialized nations has remained almost unchanged for the past hundred years. As indicated earlier, solvent extraction is currently the preferred method. In solvent extraction, the biomass from which the desired product is to be extracted is mixed with a liquid (solvent). The solvents are typically alcohols (methanol, ethanol isopropanol), dichloromethane, hexane (similar to gasoline), and super critical carbon dioxide. With the exception of super critical carbon dioxide, most of these solvents are known to be toxic, carcinogenic (they are linked to cancer in animals and humans) and flammable. These solvents also deplete the ozone layer and are considered to be “greenhouse gases.” Given that these solvents leave measurable residues in the oils and bio-compounds they extract, they are highly undesirable substances for any product consumed or used by humans.

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

The Essential Oils extraction technologies use a new group of eco-friendly solvents. The key advantages of these solvents over the primary competitive extraction systems are as follows:

•	Significantly lower production costs
•	Higher product yields
•	Higher quality
•	Totally safe to use, the solvents are non-flammable and inert
•

The extracts are achieved at ambient temperatures or below, to our knowledge a world first. Unlike almost all other plant extraction systems, the plants and the dissolved compounds are never subjected to heat, which destroys valuable extracts and degrades the quality of the remaining biomass.

•

All of our Essential Oils extraction processing equipment can be assembled as modules and can be moved to the location where the feedstock crops are growing, thereby limiting the possible degradation of the material to be extracted due to time delays incurred by moving the feedstock plants to another site for processing.

•	The solvents in the system are continuously recycled and solvent losses in any production year are unlikely to exceed three percent.
•

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

Steam Distillation requires the heating of large volumes of water to create steam for processing the plant material so that the extract can be removed by distillation. This method is very energy intensive and frequently poses a significant waste disposal problem. In addition, the products yielded by this process have all been “cooked” at temperatures at or in excess of 100 degrees C. This heating results in significant chemical changes within the end products. The extracts are recovered by vaporizing the extract or dissolving it in boiling water or steam. The primary utility of Steam Distillation is the recovery of water-soluble compounds or lower molecular weight materials, which readily vaporize.

Solvent/Hexane Extraction

Because of the problems and deficiencies associated with Steam Distillation, the extraction method chosen by the industrialized world for the past century has utilized alcohols (to form tinctures) or hydrocarbon solvents. The most popular and widely used solvent is hexane.

Hexane solvent extract, because of hexane’s highly flammable nature, is extremely hazardous, as demonstrated during the past decade by a number of explosions that have occurred at manufacturing facilities using hexane. Vapors commonly emitted during an extraction process using hexane are volatile organic compounds, or “VOC’s”. VOC’s can lead to respiratory problems such as asthma and bronchitis. The United States Environmental Protection Agency has recently promulgated strict limits on VOC emissions (particularly hexane emissions) into the atmosphere and has mandated strict control and reporting requirements when hexane is used. Canada and Europe are considering similar restrictions.

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

Access to the bioactive compounds in plants requires the best available extraction processes. Essential Oils extraction technologies are ideal for achieving many of the plant extractions needed in this highly profitable business sector. For example, during the past three years, Essential Oils extraction has been used successfully to extract:

•	Artemicimin (from Artemsia Annua leaves): a new, front-line drug for treating malaria;
•	Colchicines (from Colchcum autumnale roots): a powerful anti-inflammatory;
•	Coumarin (from Tonka beans): a widely used blood anti-coagulant;
•	Kavalactones (from Piper methysticum, also known as St. John’s Wort): a natural ProzacTM;
•	Taxanes (Paclitaxel from the Canadian Yew Tree): most powerful new anti-cancer drug developed in the last 25 years;
•	Saw Palmetto: Prostate cancer treatment;
•	Lutein: Treatment for macular degeneration;
•	Policossanol and tocotrienols: Treatments for cardiovascular disease and high blood pressure;
•	Astaxanthin: A powerful antioxidant; and
•	Squalene and squalamine: Chemotherapy agents.

Flavors, Fragrances and Colors for the Food Industry

Our Essential Oils extraction process utilizes eco-friendly solvents, together with its very low production costs and ability to produce high-quality products, provide a tremendous opportunity to capture part of the food flavors, fragrance and color markets.

Nutraceuticals/Functional Foods

The term “Nutraceuticals,” also referred to as “Functional foods,” is applied to a group of plant extracts that are widely accepted as bringing both health and nutrition benefits to the consumer. Typical nutraceuticals are Ginseng, Kava, and Gingko Biloba. These compounds are being incorporated into a wide variety of common foods. Lutein is already appearing in value-added food products.

The nutraceutical business is now global in scope, and generates annual sales in excess of $100 billion. Importantly, sales are growing at an annual rate of 7-8%. This creates an incredible opportunity for our Essential Oils extraction technologies, given their two-fold ability to produce the highest quality at the lowest cost.

Cosmeceuticals

A related area to Nutraceuticals is the booming “Cosmeceuticals” market, estimated by Freedonia Market Research Group to be $4.1 billion at year-end 2003. Skincare products alone in this sector were estimated to be $2.3 billion for 2003.

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


A plant oil which our Essential Oils extraction division has been testing is extracted from Veronia. Veronia is unique in that it contains a natural epoxy that can potentially replace hydrocarbon epoxies in a number of industrial applications. One such application is in oil-based paints. It is estimated by the USDA that the VOC’s (Volatile Organic Compounds that cause asthma and bronchitis) given off by oil based paints account for about 5% of the air pollution in Los Angeles, California. In the past five years a number of US corporations have applied for more than twenty patents involving the use of Veronia – even though there is no commercial supply.


Competition in General

We expect competition to intensify as technological advances are made and become more widely known in the Essential Oils extraction technologies and the EcaFloTM technologies, and as new products reach the market. Furthermore, new technologies could be developed in the future that render our products impractical, uneconomical or obsolete. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than those we develop or that would render our technologies and products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that our competitors will not succeed in obtaining market acceptance of their products in advance of us as a result of their financial and technological superiority. These developments could have a material adverse effect on our business, financial condition and results of operations.

Personnel

We currently have 6 full time employees, 1 part time employee and have consulting agreements with 2 individuals. The 6 full time employees are engaged in management, marketing and sales, engineering and administrative services; our part time employee is within our engineering department; and one of the consultants we engaged provides technical/scientific support to the EcaFloTM Division of our Company, and the other consultant we engaged provides us with investor, public, and market relations. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

Executive Employment Agreements with I.E.T., Inc.

On January 3, 2005, we executed an Employment Agreement with William E. Prince, wherein Mr. Prince agreed to serve as the Company’s President and Chief Executive Officer. We agreed to pay Mr. Prince an annual compensation of $74,400, in equal, monthly installments payable on the 1st day of each month. The term of the agreement is for 5 years, which began on January 1, 2004 and shall end on December 31, 2009. A copy of the employment agreement was attached as an exhibit to form 8-K filed on January 7, 2005.

On January 3, 2005, we executed an Employment Agreement with Marion C. Sofield, wherein Ms. Sofield agreed to serve as Executive Vice President of Operations. We agreed to pay Ms. Sofield an annual compensation of $60,000, in equal, monthly installments payable on the 1st day of each month. The term of the agreement is for 5 years, which began on March 1, 2004 and shall end on December 31, 2009. We amended Ms. Sofield’s Employment Agreement to change the amount of her annual compensation from $60,000 to $72,000 effective March 1, 2005. A copy of the employment agreement was attached as an exhibit to form 8-K filed on January 7, 2005 and a copy of the amendment is attached hereto as an exhibit.

Non-Executive Employment Agreement

On February 10, 2005, we executed an Employment Agreement with Steve Johnson, wherein he agreed to be employed as the Company’s Regional Sales Manager – Southeastern Division. We agreed to pay Mr. Johnson an annual compensation of

$60,000, paid monthly, plus medical insurance, car allowance, office set up in his home, and a credit card for business expenses. We will also pay Mr. Johnson commission, paid quarterly on both individual sales made by Mr. Johnson and on units sold through distributors established by Mr. Johnson. We also agreed to issue Mr. Johnson a sign-on bonus of 10,000 shares of our restricted common stock (issued on March 18, 2005). Additionally, if our Board of Directors accepts an Employee 2005 Stock Option Plan, Mr. Johnson will receive quarterly grants of options to purchase 5,000 shares of our restricted common stock. The stock option terms will be determined in conjunction with the Board of Directors acceptance of the Employee Stock Option Plan. A copy of the employment agreement is attached hereto as an exhibit.

Consultants

Svetlana Panicheva. On August 17, 2004, we entered into a Technical Services Consulting Agreement with Svetlana Panicheva. Under the terms and conditions of the agreement Mrs. Panicheva will be the Technicial Services Consultant to I.E.T., Inc.’s EcaFloTM Division. We agreed to pay Mrs. Panicheva $2,500 per month and we agreed to pay reasonable costs associated with her visits to our office as necessary (expected 10 days per month).

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

In addition, we currently license the right to use certain patents and other intellectual proprietary rights from Electro-Chemical Technology Ltd. and Laboratory of Electrotechnology Ltd. These licenses secure intellectual property rights necessary for the manufacture and sale of our EcaFloTM products. A one-time license fee of $75,000 was paid for the license, which expires in May of 2018. Additionally, there is a royalty of 8% on the net sales price on any sales made by us. On October 27, 2004, we amended the license agreement to expand the applications by which we can utilize the technology provided. As consideration for the grant of two additional applications we paid additional license fees of $12,000 and $13,000 in advanced royalties.

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

We purchased this property from JMW Investments (“JMW”), an unaffiliated third party, for a purchase price of $380,569. The interest rate is 0.5% over the bank prime rate and can be adjusted daily with a maximum interest rate of 8% and a minimum interest rate of 4.5%. The current rate is 5.75% and the term of the loan is five years on a 30-year amortization with the final principal payment due on February 22, 2009.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “IEVM”. We have been eligible to participate in the OTC Bulletin Board since July 19, 2000 under the trading symbol “NTUH”. On June 4, 2004, our trading symbol changed in conjunction with our name change. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	0	$0	7,969,500 (2)

Total	0	$0	7,969,500

(1)	Includes 2,000,000 options, 1,969,500 shares from the 2003 plan and 4,000,000 shares from the 2004 plan, available for issuance.

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

On December 28, 2004, we issued 125,000 shares of our restricted common stock to United Capital Group, Inc. in accordance with Mr. Schmidt’s request pursuant to his consulting agreement dated November 18, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

On February 2, 2005, we issued 125,000 shares of our restricted common stock to United Capital Group, Inc. in accordance with Mr. Schmidt’s request pursuant to his consulting agreement dated November 18, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

The forecast of sales-generated revenues in the EcaFloTM Division will add to our labor costs, but it is anticipated that deposits on customer purchase orders will off-set these expenses. Management intends to closely monitor the costs associated with the production of EcaFloTM devices in an attempt to minimize capital shortages during fiscal 2005. Our ability to continue commercialization efforts in 2005 will be critical, as the first and second quarters of 2005 will see an increase in “burn” rate due to expansion efforts needed to transition the Company fully from development stage into production stage. Capital, from investment financing through stockholders exercising their “A” warrants in 2005, is anticipated in an amount up to $1,612,500 if all warrants are exercised. As the company continues to expand operational activities, we anticipate experiencing net negative cash flows from operations, and may be required to fund operations from bank borrowings if available that could possibly be secured by contract sales of EcaFloTM devices in addition to continued equity sales of our common stock.

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

EcaFloTM Division:

Our plans to provide small water volume purification units have been abandoned. The United States market is currently saturated with water “purification” units that claim to “purify” water but that actually primarily “filter” water. We have determined that I.E.T., Inc. should not waste valuable time and energies on developing equipment to compete in this market. This determination is based upon two basic facts: 1) I.E.T., Inc. will not be able to achieve profit margins that are large enough to justify the labor costs and design changes (“Westernization”) associated with small volume - lower cost - recreational use equipment; and 2) changing the consumer’s mind about the functional difference between water purification units versus water filtration systems would consume huge amounts of money and effort in advertising campaigns that would have a high probability of failure.

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

Essential Oils Extraction Division:

Negotiations with the Coach House Group, UK, are being held relative to the costing and delivery of the extraction plant that I.E.T., Inc. undertook in the third quarter of 2004. I.E.T., Inc. paid the Coach House Group $84,000 in the first quarter of 2004 for a 150-liter oil extraction “plant” that will be utilized by the company (2/3 capacity) and its university research partners (1/3 capacity). I.E.T., Inc. had quotes for the “plant” prepared and submitted by United States companies in order to get the very best price for the equipment. Discussions with the Coach House Group center on ordering the equipment so that I.E.T., Inc. may utilize the “plant” more expeditiously. I.E.T., Inc. has initiated marketing efforts for its extracted essential oils within the nutraceutical, pharmaceutical and food additive industries. Although these efforts are preliminary, the contact base is being developed so that markets will be easier to penetrate when this Division is operational.

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

EcaFloTM Division

Product development within this division has moved ahead at a rapid pace throughout fiscal 2004. As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFloTM devices and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. We had previously stated in our third quarter of 2004, “As demonstration and trials are successfully accomplished, design of equipment customized to meet customer needs is expected to begin in the fourth quarter of 2004.” Not only did we pass the design/engineering stage for a specific 8-FEM EcaFloTM device in the fourth quarter, but our engineering department finalized vendor relations with strategic suppliers. Our administrative service department has finalized credit relations with these vendors in order to receive ordered parts by purchase order, and, as these device components have been received, the engineering department has assembled the 8-FEM unit and tested the device in our own “shop.” Technical support is being provided to our engineering department by our licensor’s personnel, who are knowledgeable in all matters concerning the ECA science, the technology and any modifications we need to make to achieve optimal efficacy for practical applications. Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFloTM devices with a firm confidence level.

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

Of significant importance is the fact that we have moved away from designing, building and supplying the recreational use water “purification” market. This business decision was based upon conclusive analysis of profit margins that are not large enough to justify the labor costs and design changes (“Westernization”) associated with small volume - lower cost - recreational use equipment and our ability to throw large amounts of money at changing the consumer’s mind about the functional difference between water purification units (“ours”) versus water filtration systems (“theirs”).

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

Essential Oils Division

We have received preliminary reports from Coastal Carolina University’s research on the subject of using sea urchins eggs and embryos in bioassays of plant extracts. The results of the tests indicate a possible correlation between two of the presented extracted oils, in this case Neem seed and Griffonia simplifollia plant oils, and the growth and development of the sea urchins and sea urchins eggs. The significance of these results is undetermined at this time and will be reported in subsequent information releases.

We have made a verbal commitment to Clemson University’s Nutraceutical Research Institute (NRI) to join as a “Supporting Member” upon receipt and installation of extraction equipment within our facility. In addition to the lab availability at Coastal Carolina University, we have found that Clemson University, a world renowned, agricultural, land-grant university is anxious to associate itself with research that we need to further our goal of introducing an environment-friendly source of pure essential oils into the nutraceutical and pharmaceutical industries. Costs associated with this membership are being analyzed and a “menu” of services, such as bioassays, is being developed by Clemson University’s NRI to address our research needs.

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

We continue to be involved in negotiations with the Coach House Group, UK, our joint venture partner, who provide us with the Naturol essential oils extraction technology, by which we hope to engage a United States company to construct our extraction “plant.” We paid an $84,000 deposit for this extraction equipment to SPDG Naturol - the Coach House Group - in January of 2004. In efforts to expedite our receipt of the equipment, our engineering department has worked closely with the Coach House Group engineers. Several design element modifications have occurred as a result of these conversations and should we contract to have this “plant” built for us locally, it may greatly improve our ability to get the oil extraction plant operational within our South Carolina facility more quickly and for less money than originally anticipated. In this instance, the savings appear to justify the delay. Discussions with Coach House Group continue in anticipation of developing a strategy to move the technology forward.

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

Our future operating results will depend upon many factors, including:

•	The continuation of our efforts to raise adequate working capital through equity investment and the generation of sales revenues;
•	The continued success of lab testing that supports the development of our technology product lines;
•	Demand for our technologies;
•	The level of our competition;

•	Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and
•	The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully act on the factors stated above, along with continually developing ways to enhance our production efforts, now that we are commencing production in the EcaFloTM Division, and in the future as we commence production in the Essential Oils Extraction Division. Since inception, we have incurred a net loss of $1,975,522 and at December 31, 2004 we had stockholders’ equity of $443,015.

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

Michael J. Cunningham OBE Mphil (Cantab) has served as a Director of the Company since January 19, 2004. From 1994 to the present, Mr. Cunningham has been Chairman and CEO of The Coach House Group UK Ltd (“CHGUK”), a specialist research and development company, based in the UK with offices and associates world-wide. Mr. Cunningham is also Chairman and CEO of The Sustainable Projects Development Group, a UK based subsidiary of CHGUK, specializing in the identification and development of sustainable technologies utilizing natural resources and materials, with projects underway in several countries. Since 2000, Mr. Cunningham has been a Director of Healthworld International, a start-up company developing natural medicines and neutraceutical products from botanical and animal sources in Africa. From 1994 to 1997, Mr. Cunningham was CEO of London Minsk Development Company, specializing in the conversion of military technologies to commercial use and the development and application of economic offset programs. He was appointed Professor at Lancaster University in 1994. He was the recipient of the Yuri Gargarin Medal for services to Russian Space Industry in 1993. In 1987, he was a Lecturer, Examiner and did post-graduate programs at Cambridge University Centre of International Studies. In 1985 he was an Officer of the Order of the British Empire.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in their filings.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

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

The following table sets forth the cash compensation of the Company’s executive officers during the last two fiscal years of the Company. The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company’s business.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
William E. Prince (1) President/Director	2003 2004	$29,000 $67,000	-0- -0-	-0- -0-	-0- 300,000 shares (2)	-0- -0-	-0- -0-
(1)	Mr. Prince was appointed as an officer and director of the Company on August 27, 2003.
(2)

Of the 300,000 shares, 100,000 shares were issued to Mr. Prince as a sign on bonus for serving as an officer and director of the Company and the 200,000 shares were issued as partial compensation for the year.

Employment Agreements

William E. Prince

On January 3, 2005, we executed an Employment Agreement with William E. Prince, wherein Mr. Prince agreed to serve as the Company’s President and Chief Executive Officer. We agreed to pay Mr. Prince an annual compensation of $74,400, in equal, monthly installments payable on the 1st day of each month. The term of the agreement is for 5 years, which began on January 1, 2004 and shall end on December 31, 2009. A copy of the agreement is attached hereto as an exhibit.

Marion C. Sofield

On January 3, 2005, we executed an Employment Agreement with Marion C. Sofield, wherein Ms. Sofield agreed to serve as Executive Vice President of Operations. We agreed to pay Ms. Sofield an annual compensation of $60,000, in equal, monthly installments payable on the 1st day of each month. The term of the agreement is for 5 years, which began on March 1, 2004 and shall end on December 31, 2009. We amended Ms. Sofield’s Employment Agreement to change the amount of her annual compensation from $60,000 to $72,000 effective March 1, 2005. A copy of the agreement and amendment are attached hereto as exhibits.

Steve Johnson

On February 10, 2005, we executed an Employment Agreement with Steve Johnson, wherein he agreed to be employed as the Company’s Regional Sales Manager – Southeastern Division. We agreed to pay Mr. Johnson an annual compensation of $60,000, paid monthly, plus medical insurance, car allowance, office set up in his home, and a credit card for business expenses. We will also pay Mr. Johnson commission, paid quarterly on both individual sales made by Mr. Johnson and on units sold through distributors established by Mr. Johnson. We also agreed to issue Mr. Johnson a sign-on stock bonus of 10,000 shares of our restricted common stock (issued on March 18, 2005). As of the date of this filing approval from our Board of Directors is pending. Additionally, if our Board of Directors accepts an Employee 2005 Stock Option Plan, Mr. Johnson will receive quarterly grants of options to purchase 5,000 shares of our restricted common stock. The stock option terms will be determined in conjunction with the Board of Directors acceptance of the Employee Stock Option Plan. A copy of the employment agreement is attached hereto as an exhibit.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

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

Option Grants in Last Fiscal Year

No stock options were granted during fiscal year 2004. The Company issued restricted stock awards in lieu of stock options.

Long-Term Incentive Plan – Awards in Last Fiscal Year

Name (a)	Number of shares, units or other rights (#) (b)	Performance or other period until maturity or payout (c)	Estimated future payouts under non-stock price-based plans
			Threshold ($ or #) (d)	Target ($ or #) (e)	Maximum ($ or #) (f)

William E. Prince	300,000 (1)	None	50,000 (2)	None	800,000 (3)

(1)	Of the 300,000 shares 100,000 was issued as a sign-on bonus and 200,000 was issued as partial compensation for the fiscal year 2004.
(2)	Threshold: Represents the number of shares issued quarterly as partial compensation for the fiscal year 2005.
(3)

Maximum: Represents the number of shares remaining for future issuance for the next five years assuming we will continue to issue 50,000 shares to Mr. Prince per quarter. The term of Mr. Prince’s employment agreement began on January 1, 2004 and will end on December 31, 2009.

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

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

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

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	Gary J. Grieco is the sole officer, director and Stockholder of 3GC LTD. and has the power to direct the voting of 3GC LTD.’s shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 27, 2003, we entered into a Consulting Agreement with William E. Prince, whereas Mr. Prince agreed to continue the establishment of a corporate operation in North Carolina and provide all services necessary as President and Chief Executive Officer. We agreed to pay Mr. Prince $5,000 monthly for services rendered pursuant to the Agreement. We also agreed to pay for travel and expenses incurred in the performance of the Agreement. A copy of the Consulting Agreement was attached as an exhibit to Form 10-QSB filed on November 19, 2003. The agreement expired on December 31, 2003 and as of February 1, 2004 Mr. Prince was added to IET’s payroll. Mr. Prince is no longer a consultant of the Company, but remains as CEO, President and Director of the Company.

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

ITEM 13.	EXHIBITS

(a)	Exhibits

10.1**	Consulting Agreement of Joseph Schmidt, dated 11/18/04
10.2**	Letter Amendment to Joseph Schmidt’s Consulting Agreement, dated 1/4/05
10.3**	Consulting Agreement of XXR Consulting, Inc., dated 12/8/04
10.4**	Employment Agreement of William E. Prince, dated 1/3/05
10.5**	Employment Agreement of Marion C. Sofield, dated 1/3/05
10.6*	Addendum to Marion Sofield’s Employment Agreement, dated 3/1/05
10.7*	Employment Agreement of Steve Johnson, dated 2/10/05
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

______

*	Filed herewith.
**	Filed as exhibit to Form 8-K filed on January 7, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

By: /s/ William E. Prince

William E. Prince, President

Date: December 7, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Prince	President, Secretary/Treasurer,	December 7, 2005
William E. Prince	CEO, Chairman,
Chief Accounting Officer

/s/ Marion Sofield	Secretary, Director	December 7, 2005

Marion Sofield

Michael J. Cunningham	Director	December 7, 2005

Michael J. Cunningham

/s/ Dr. Valgene L. Dunham	Director	December 7, 2005

Dr. Valgene L. Dunham

/s/ Paul Branagan	Director	December 7, 2005

Paul Branagan

TABLE OF CONTENTS

PAGES

INDEPENDENT AUDITORS' REPORT	F-1

CONSOLIDATED BALANCE SHEET	F-2

CONSOLIDATED STATEMENT OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 – F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. Formerly Naturol Holdings, Ltd. (a development stage company) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period December 31, 2004 and for the period of June 18, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/Weaver & Martin, LLC


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

(A Development Stage Company)

Statement of Stockholders' Equity

	Common Stock			Stock Bought or Earned Not Issued	Subscription Receivable	Paid In Capital	Deficit Accumulated During The Developmental Stage	Total Stockholders' Deficit
	Per Share	Shares	Amount
Inception date June 18, 2001-shares sold	$0.005	9,680,000	$ 9,680	$ -	$ (5,680)	$ 37,280	$ -	$ 41,280
Shares sold	1.25	67,000	67	-	-	83,415	-	83,482
Reverse merger	0.005	5,253,004	5,253	-	-	(52,765)	-	(47,512)
Net loss		-	-	-	-	-	(161,022)	(161,022)
Balance January 31, 2002		15,000,004	15,000	-	(5,680)	67,930	(161,022)	(83,772)

Shares cancelled		(9,931,261)	(9,931)	-	5,680	4,251	-	-
Net loss		-	-	-	-	-	(96,213)	(96,213)
Balance December 31, 2002		5,068,743	5,069	-	-	72,181	(257,235)	(179,985)

Stock bought not issued - 4,750,000 shares	0.10	-	-	4,750	-	470,250	-	475,000
Options issued		-	-	-	-	17,500	-	17,500
Debt converted into stock but stock not issued - 2,556,050 shares	0.10	-	-	2,556	-	253,049	-	255,605
Net loss		-	-	-	-	-	(256,762)	(256,762)
Balance December 31, 2003		5,068,743	5,069	7,306	-	812,980	(513,997)	311,358

Stock Sold	0.10	4,200,000	4,200	-	-	346,096	-	350,296
Stock bought not issued	0.10	7,306,050	7,306	(7,306)	-	-	-	-
Options exercised	0.10	500,000	500	-	-	49,500	-	50,000
Stock for employee services	0.32	530,500	531	-	-	168,740	-	169,271
Stock Sold	0.20	2,120,000	2,120	-	-	345,496	-	347,616
Stock bought not issued	0.20	-	-	150	-	29,850	-	30,000
Warrants issued for services		-	-	-	-	206,500	-	206,500
Stock issued for services	0.28	807,500	807	750	-	437,942	-	439,499
Net loss			-	-	-	-	(1,461,525)	(1,461,525)
Balance December 31, 2004		20,532,793	$ 20,533	$ 900	$ -	$ 2,397,104	$ (1,975,522)	$ 443,015

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.

formerly known as Naturol Holdings, Ltd.

(A Development Stage Company)

Consolidated Statement of Cash Flows


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


See notes to consolidated financial statements

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Organization and business


Integrated Environmental Technologies, Ltd. (IET), formerly Naturol Holdings Ltd. (NHL), formerly Coronado Explorations Ltd. (CEL), a Delaware corporation, was incorporated on February 2, 1999.

On January 17, 2002, CEL completed a reverse triangular merger among Coronado Subsidiary Corp (CSC), a Nevada corporation and a wholly owned subsidiary of CEL, and Naturol Inc. (Naturol), a Nevada corporation, whereby CEL issued 10,000,002 shares of its common stock in exchange for 100% of Naturol’s outstanding common stock, which resulted in the stockholders of Naturol holding approximately 67% of CEL’s common stock. Pursuant to the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became a wholly owned subsidiary of CEL. At the time of the merger CEL was a development stage entity with no assets or operating activities. CSC was formed solely to complete the reverse triangular merger, as such CSC had no assets or operations.

Although CEL was the legal acquirer, the merger was accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of CEL whereby Naturol is treated as the continuing entity. As part of the merger, CEL assumed a note due from CEL to a stockholder of Naturol totaling $26,500. Also 5,000,000 outstanding shares of CEL remained outstanding. The par value of the 5,000,000 CEL shares ($25,000) that remained outstanding, the par value of the excess shares issued in the exchange for Naturol shares ($1,265) and the historical value of the note ($26,500) were offset to paid in capital.

The financial statements presented herein are of Naturol since its inception on June 18, 2001.

CEL’s fiscal period ended on January 31 so the 2002 fiscal year ended on January 31, 2002. CEL changed its name to NHL concurrent with the completion of the merger. NHL changed its year-end to December 31 in 2002. NHL changed its name to IET on April 23, 2004.

In the fiscal year ended December 31, 2002, NHL acquired a 49% interest in Naturol (Canada) Limited with the remaining 51% owned by one of its officers (that officer is no longer involved with the Company). The Canadian affiliate had begun operations in November 2001. On December 16, 2002, NHL returned all of its ownership interest in Naturol, (Canada) Limited. During the eleven month period ended December 31, 2002,


INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)


the Company had expenses totaling approximately $3,875 relating to its investment in Naturol (Canada) Limited.


Principles of Consolidation

The financial statements include IET and its wholly owned subsidiary I.E.T., Inc. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards no. 7. The Company’s activities to date have been limited to organizational activities including developing and implementing its business plan, establishing business strategies and formulating a strategy to raise equity.

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

Cash and Cash Equivalents

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company has not recognized any revenue during its corporate existence but it’s their policy to recognize revenue when products are shipped to customers.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. The Company’s management is currently initiating their business plan and in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - COMMON STOCK

The Company had a subscription receivable for the sale of stock totaling $28,000. The receivable was eliminated when a stockholder returned 9,931,261 shares of its stock on November 1, 2002. That stock was cancelled.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK (Continued)

The Company’s Board of Directors approved a stock option plan on July 22, 2002 totaling 2,000,000 shares of common stock.

On July 22, 2002, the Company’s Board of Directors approved a 1 for 5 reverse stock split. The financial statements have been retroactively adjusted for this reverse split.

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

In December 2003, a sale of 3,300,000 shares of common stock was made to accredited investors for a total purchase price of $330,000, all of which was paid in cash. The shares were not issued at December 31, 2003 and the par value of $3,300 was recorded in the equity account stock bought or earned not issued. In fiscal 2004 the shares were issued.

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

In January 2004, a sale of 4,200,000 shares of common stock was made to accredited investors for a net purchase price of $350,296, all of which was paid in cash. The cost relating to the security sales was $69,024. Cost consisted of travel expenses by a stockholder who was assisting the Company in the sale of its stock and legal fees. On August 20, 2004, the Company issued one “A” warrant and one “B” warrant to the investors that purchased stock in the stock offering that commenced December 15, 2003 and closed on March 26, 2004. Each of the stockholders received one “A” warrant and one “B” warrant for every 10 shares of common stock they purchased. Each “A” warrant can be used to purchase a share of our common stock for a price of $.50 per share and the warrants expire December 31, 2005. Each “B” warrant can be used to purchase a share of our common stock for a price of $1.00 per share and expire on December 31, 2006. There were no warrants exercised at December 31, 2004 and a total of 685,000 “A” and “B” warrants are outstanding.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK (Continued)

In the fourth quarter of 2004, a sale of 2,270,000 shares of common stock was made to accredited investors for a total purchase price of $452,921, all of which was paid in cash. The price of the stock that was sold was $.20 per share. Each share purchased included an “A’ warrant that allowed for the purchase of a share of our common stock for $.50 per share until December 31, 2005 and a “B” warrant that allowed for the purchase of a share of our common stock at a price of $1.00 per share until December 31, 2006. The costs relating to the sale totaled $75,305, which consisted of legal costs, and travel costs relating to a stockholder that was involved in raising capital. The net amount of the proceeds was $377,616. 150,000 shares were not issued at December 31, 2004 and the par value of the stock of $150 was recorded at December 31, 2004 as stock bought or earned not issued. There were no warrants exercised at December 31, 2004 and a total of 2,270,000 “A” and “B” warrants are outstanding.

Total warrants outstanding at December 31, 2004 were 2,955,000 “A” warrants with an exercise price of $.50 per share and 2,955,000 “B” warrants with an exercise price of $1.00 per share. The “A” warrants expire December 31, 2005 and the “B” warrants expire December 31, 2006.

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

On December 27, 2004, the Board of Directors made available an additional 4,000,000 shares of the Company’s common stock to the existing Employee and Consultant Stock Plan bringing the total number of shares in that plan to 4,500,000.

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

On October 14, 2003, the Company’s wholly owned subsidiary IET entered into an agreement with SPDG Naturol Ltd. to pursue the development of a process for extracting oils from botanicals.

On September 4, 2003, the Company's wholly-owned subsidiary entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd. (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LICENSE AGREEMENT (Continued)

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

On August 27, 2003, the Company entered into a contractual agreement with Matrix Technology Alliance, Inc. ("Matrix"), wherein Matrix agreed to provide managerial, secretarial, bookkeeping and other clerical support services, including office space. A current employee of the Company formerly acted as the executive director of Matrix. The Company’s employee resigned from the position as executive director of Matrix, effective February 27, 2004 and accepted a position with the Company on March 1, 2004. The contract with Matrix was terminated on March 1, 2004. The Company paid Matrix $20,000 and $100,600 for the years ended December 31, 2004 and 2003 respectively.

One of the Company’s stockholders loaned the Company $25,000 on a demand note. The loan and interest of $414 was repaid by December 31, 2004.

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

NOTE 10 - SUBSEQUENT EVENTS (Continued)

On February 1, 2005, the Company borrowed $50,000 from United Capital Group, Inc. The rate of interest is 6%.

On February 2, 2005, the Company issued 500,000 shares of its restricted common stock to XXR Consulting Inc. pursuant to its consulting agreement dated December 8, 2004.

On February 2, 2005, the Company issued 125,000 shares of its restricted common stock to Joseph Schmidt pursuant to its consulting agreement dated November 18, 2004. On February 2, 2005, the Company issued 125,000 shares of its restricted common stock to United Capital Group, Inc. in accordance with Mr. Schmidt’s request pursuant to his consulting agreement dated November 18, 2004.

On March 18, 2005, the Company issued 10,000 shares of its restricted common stock to Steve Johnson as a sign-on bonus pursuant to his employment agreement dated February 10, 2005.

The Company has established a line of credit of $50,000 with its bank.