Form 10QSB/A
period 2005-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2005-12-09
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-QSB

(Amendment No. 1)


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

Yes No X


EXPLANATORY NOTE:

This amendment is being filed in response to comments received from the SEC to revise our disclosure under Note 3 – Notes Payable to our Financial Notes. This amendment does not amend any other information previously filed in the original filing.


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


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


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

Note 3 - Notes payable


The Company borrowed $50,000 from United Capital Group, Inc. on February 1, 2005 with repayment due February 16, 2005. The Company subsequently has repaid $15,000 and the current balance due is $35,000. The note has an interest rate of 6%. On June 16, 2005, the Company entered into a promissory note agreement to extend the maturity to January 16, 2006. As a part of that agreement the note holder has the ability to convert the note into shares of the Company’s common stock. At the option of the holder any amount owed under the promissory note that are not paid in full may be converted into shares of common stock at the rate of one share for each $0.10 of indebtedness converted. At the date the agreement was signed the Company’s stock was trading at $0.12 per share. There was a beneficial conversion of $7,200 based on the difference between the trading price and the conversion price. The beneficial


Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 3 – Note payable (continued)

conversion will accrete over the life of the loan and for the quarter ended June 30, 2005 the accretion was $514. This was recorded as additional interest expense. Further as an inducement to United Capital Group the Company agreed to issue them 50,000 shares of its common stock with a value of $6,000 based on the value the stock was trading on the date of the agreement. This was recorded as a loan fee and will be amortized over the life of the loan. For the quarter ended June 30, 2005 the amortization of the loan fee totaled $428.

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

In the second quarter of 2005 the Company sold 30 units for a total purchase price of $225,000. Each unit consists of 100,000 shares of common stock and 50,000 series C warrants to purchase

Integrated Environmental Technologies, Ltd.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

Note 4 – Common stock and warrants (continued)

shares of common stock at $0.25 per share until December 31, 2008. The shares were not issued at June 30, 2005 and the par value of the shares is recorded as stock bought not issued. The Company has costs of $7,755 related to the raising of this capital which will reduce the amount of paid in capital relating to this transaction.

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

Operating expenses

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Professional fees	$ 54,547	$ 79,251	$ (24,704)	(31)%
Salary	109,127	46,067	63,060	137%
Depreciation and amortization	5,359	4,207	1,152	27%
Product testing	17,201	-	17,201	-
Office and miscellaneous	106,154	71,843	34,311	48%

Total operating expenses	$ 292,388	$ 201,368	$ 91,020	45%

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Professional fees	$ 267,603	$ 134,187	$ 133,416	99%
Salary	190,768	159,222	31,546	20%
Depreciation and amortization	10,291	7,860	2,431	31%
Product testing	31,701	-	31,701	-
Office and miscellaneous	181,584	91,397	90,187	99%

Total operating expenses	$ 681,947	$ 392,666	$ 289,281	74%

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 12, 2005, we held our annual meeting of stockholders. Business conducted at the meeting included the following proposals:

1.	To elect directors for the upcoming year;
2.	To reaffirm Weaver & Martin, LLC as auditors for the next year; and
3.	To transact such other business as may properly come before the Annual Meeting or any adjournment or postponement.

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

•

From May 27, 2005 through June 30, 2005, we sold 30 units consisting of 3,000,000 shares of restricted common stock, 1,500,000 series C warrants to 9 accredited investors for a total purchase price of $225,000, all of which was paid in cash.

•

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

Date: December 7, 2005