Form 10KSB
period 2005-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2006-03-20
CIK 1084031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X      No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No     X

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $108,500

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of February 3, 2006 was $4,021,900.48 based on a share value of $0.16.

The number of shares of Common Stock, $0.001 par value, outstanding on February 3, 2006 was 35,197,793 shares.

Transitional Small Business Disclosure Format (check one): Yes             No    X

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

PART I
Page

Item 1.	Description of Business	2
Item 2.	Description of Property	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

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

(a) General Business Development

Integrated Environmental Technologies, Ltd., formerly Naturol Holdings Ltd., was incorporated in the State of Delaware in February of 1999. On January 17, 2002, we completed a reverse triangular merger among our wholly-owned subsidiary Coronado Subsidiary Corp. (“CSC”), a Nevada corporation, and Naturol Inc. (“Naturol”), a Nevada corporation. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became our wholly-owned subsidiary.

On August 27, 2003, as the sole stockholder of Naturol, we authorized the amendment to Naturol’s Articles of Incorporation to change its name to Integrated Environmental Technologies Ltd., a Nevada Corporation, which was subsequently changed to I.E.T., Inc. on June 29, 2004. I.E.T., Inc.’s primary place of business is at 4235 Commerce Street, Little River, South Carolina, USA.

All of our current operations are conducted through I.E.T., Inc. I.E.T., Inc. currently operates through two divisions: the EcaFloTM Division and the Essential Oils Extraction Division. The EcaFlo™ Division has been and is anticipated to be the sole source of revenues for the Company.

(b) OUR BUSINESS

EcaFloTM Division

On September 4, 2003, we entered into an agreement with Electro-Chemical Technology, Ltd. (licensor) and Laboratory Electrotechnology Ltd. (supplier) for an exclusive, royalty-bearing license allowing us to utilize the patents and the technical information owned by the licensor and the supplier to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules, “FEM”), market, lease, sell, distribute and service Licensed Products throughout the United States of America for the use in licensed applications. The licensed applications include (a) recreational water purification units producing small volumes per hour of potable water; (b) residential water purification units; and (c) water purification units for use by small businesses such as offices, motels and restaurants, and state and local government facilities, not including municipal water systems. The licensor/supplier retains the exclusive right to manufacture/assemble FEM’s and to supply us with FEM’s. The License period goes through the date of the last expiration of the patent on the technology (5/2018). We paid a fee of $75,000 for the agreement and the fee is being amortized over the period of September 2003 through May 2018. We pay a royalty of 8% of the net sales price on sales to Electro-Chemical Technologies.

On October 27, 2004, we amended our license and supply agreement to add two additional applications by which we can utilize the technology provided in the license and supply agreement. The additional applications are: (1) the disinfection of storm water runoff; and (2) the decontamination of oil well water. As consideration for the grant of the two additional applications we paid additional license fees of $13,000, $6,500 per additional application area.

The license is on a proprietary technology component (FEM-3) of the ECA technology that was originally developed in the Soviet Union. This unique technology is based on electrochemical activation (ECA), which is the process of passing ordinary water or a diluted saline solution (0.01 – 1.0%) through a specially designed electrolytic cell in order to modify their functional properties without adding reagents. Ecasol solutions have the demonstrated ability to:

•	Destroy microorganisms such as botrytis fungus, salmonella, e-coli, listeria and anthrax spores;
•	Neutralize chemical agents such as Soman and VX;
•	Purify water; and
•	Clean and Degrease.

Our EcaFlo™ technology division designs, markets, assembles and sells equipment that can produce two basic types of ECA solutions:

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

The characteristics described above position EcaFlo™ equipment for potential applications in a number of areas directly related to personal health and safety. Electro-Chemical Technology, Ltd. provided us with the example that, “in 1997 the U.S. Marines Corps commissioned the Battelle Memorial Institute (a non-profit research organization headquartered in Columbus, Ohio) to test the efficacy of the Ecasol technology in applications relating to the protection of individuals from chemical and biological weapons. In the initial phases of these tests, Ecasol was tested against the anthrax spore, botatoxin, Soman and mustard gas. Following these tests, field-testing (Operational Tests) was conducted at Camp Lejeune, North Carolina by the Marine Corps Chemical/Biological Incident Response Force (CBIRF). By April 1998 the Marine Corps Systems Command had concluded that Ecasol represented ‘...not just an improvement but a breakthrough in the effectiveness of destroying anthrax and botulism on contact.’” We believe there are numerous other practical, cost-effective applications for EcaFlo™ equipment.

Recently, we made sales to customers for applications outside of our exclusive license agreement. Electro-Chemical Technologies granted us permission to market our FEM-3 ECA devices to potential customers outside of our exclusive application areas for purposes of determining the existence and size of such markets.

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

Essential Oils Extraction Division

Our Board of Directors is currently considering the best method for accommodating the needs of this division; whether by establishing a separate company to house the intellectual properties associated with essential oils extraction, or to consider postponing the “launch” of this division until such time as it would not take time and energy away from operating the EcaFlo™ division. We are not in a financial position to pursue the development of the essential oils extraction technology at this time.

The essential oils extraction technology under this division is associated with providing for an effective, low cost extraction of high value bioactive compounds and oils from plants and other sources. Extracting bioactive compounds is a rapidly growing global business. The applications developed using the Essential Oils extraction technologies are deemed by us to be superior in almost every respect to both, steam distillation and solvent extraction, the world’s principal methods for producing such extracts. Solvent extraction, the current method of choice, is under increasing attack due to its reliance on solvents known to be either, toxic, carcinogenic, and/or flammable. The Essential Oils extraction technologies have none of these harmful and dangerous attributes.

The fact remains that the extraction technology associated with this division provides a myriad of business opportunities in a number of industries, including:

•	Pharmaceutical
•	Food
•	Fragrance
•	Bio-Insecticide
•	Industrial Oils, and
•	Nutraceutical

Competition in General Relative to our Two Separate Divisions

We expect competition to intensify as technological advances are made and become more widely known in the Essential Oils extraction technologies and the EcaFloTM technologies, and as new products reach the market. Furthermore, new technologies could be developed in the future that render our products impractical, uneconomical or obsolete. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than those we develop or that would render our technologies and products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that our competitors will not succeed in obtaining market acceptance of their products in advance of us as a result of their financial and technological superiority. These developments could have a material adverse effect on our business, financial condition and results of operations. At this time we are expending our financial resources on the development and marketing of our EcaFlo™ technologies and not our Essential Oils extraction.

Personnel

We currently employ 9 full time employees, 2 part time employees, and 2 sales representatives. The 9 full time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part time employees are within our production department; and one of our consultants provides technical/scientific support to the EcaFloTM Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

Consultants and Service Contractors

Mr. Allan C. Jackson. On May 18, 2005, we executed a letter agreement with Mr. Jackson for introductory services relative to marketing within the EcaFloTM division. The agreement provides for compensation for services of 100,000 warrants to purchase shares of our common stock at its average bid closing price ten business days prior to furnishing or formation of any business transaction agreed upon by us, with such warrants being exercisable for two years from the date that a business transaction occurs between an introduced company and us. Mr. Jackson has been issued 100,000 warrants at $0.23 per share for an introduction that resulted in a joint marketing agreement between us and Biophage Pharma, Inc.

Dr. Svetlana Panicheva. On August 17, 2004, we entered into a Technical Services Consulting Agreement with Dr. Svetlana Panicheva. Under the terms and conditions of the agreement Dr. Panicheva was the Technical Services Consultant to I.E.T., Inc.’s EcaFloTM Division. We agreed to pay Dr. Panicheva $2,500 per month and we agreed to pay reasonable costs associated with her visits to our office as necessary (expected 10 days per month) and recently executed a new annual contract with Dr. Panicheva for the period beginning October 1, 2005 and ending on September 30, 2006 for a minimum of 80 hours, or 10 days, of scientific and technical services for $3,000 per month. Dr. Panicheva is an officer and director of Electro-Chemical Technologies.

EGR International. On June 22, 2005, we entered into a consulting agreement with EGR International, Ltd., wherein EGR agreed to provide our Executive Vice President and Vice President of Operations with assistance in marketing our EcaFloTM devices, assistance in establishing a network of interested and qualified clientele, and promotional activities such as advertising, sales and marketing efforts. We agreed to compensate EGR $2,500 per month. The term of the agreement commenced on June 22, 2005 and was originally scheduled to terminate on September 30, 2005. On September 7, 2005, by mutual consent in addendum form, the agreement was extended through October 18, 2005 with no further compensation in order to obtain agreed upon hours of consulting expertise. Subsequently on October 17, 2005, we executed another addendum extending the termination date to October 31, 2005. On November 28, 2005, we executed another addendum extending the termination date to December 31, 2005 and on January 5, 2006 we once again extended the termination date to June 30, 2006. Compensation remains at $2,500 per month. The President of EGR International, George Rivers is also a Director of Electro-Chemical Technologies.

CEOcast, Inc. On July 21, 2005, we entered into a consulting agreement with CEOcast, Inc., wherein CEOcast agreed to provide us with investor relations services. The term of the agreement was for 6 months commencing on July 21, 2005. We agreed to compensate CEOcast with $10,000 (paid on July 22, 2005) upon execution of the agreement, 400,000 shares of our common stock with registration rights and $5,000 a month for the term of the agreement. The 400,000 shares of our common stock were issued to CEOcast on August 16, 2005.

Gary Grieco. On August 1, 2005, we entered into a consulting agreement with Gary J. Grieco, wherein Mr. Grieco agreed to provide us expertise in the matter of stock sales. The term of the agreement commenced on August 1, 2005 and will terminate on July 31, 2006. We agreed to compensate Mr. Grieco $2,500 per month.

Richard P. Maas. On August 12, 2005, we entered into a consulting agreement with Dr. Richard P. Maas, wherein Dr. Maas agreed to provide us with technical and scientific information as related to the ECA technology and its use within our EcaFlo™ equipment, as well as certain research and development services and marketing/sales activities. The agreement was executed on August 8, 2005. We agreed to compensate Dr. Maas with IEVM common stock in lieu of cash at the equivalent value of $120/hour of actual service time, with an advanced payment of 50,000 shares of our common stock, which was issued on August 10, 2005. On December 27, 2005, we were notified of Dr. Maas’ death and we waived any further services required to earn the shares.

Loren W. Moll, Esq. On September 14, 2005, we entered into a consulting agreement with Mr. Loren W. Moll for intermediary services between us and potential distribution networks for our EcaFlo™ equipment. Compensation for successful intermediary services will be five percent (5%) of gross sales of our products to a distributor, to be paid on March 30, June 30, September 30 and December 31, of each calendar year during the term of the agreement. The term commences upon the date of first delivery of product to distributor and shall continue uninterrupted until annual sales of product to distributor reach one million dollars ($1,000,000) and for a term of sixty (60) months thereafter. Due to the fact that the consultant may provide legal work for any given distributor, we waived all potential conflicts of interest related to legal work in connection to any business relationship that may be formed.

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

Funding Agreement

On July 1, 2005, we were offered a funding agreement for $4,000 from the South Carolina Research Authority (“SCRA”), a South Carolina public nonprofit corporation, as a result of a grant application made to SCRA for assistance in funding work necessary to prepare a written proposal to the United States Department of Agriculture (“USDA”) for a Small Business Innovation Research Phase 1 grant in the amount of $80,000. “SCRA” has executed the funding agreement and IET’s addendum to funding agreement that better secures and protects proprietary and confidential information relative to the EcaFlo™ division. The term of the agreement was from July 1, 2005 to December 31, 2005.

Representative Agreement

On August 1, 2005, we entered into a representative agreement with Pentagon Technical Services (“PTS”), wherein PTS agreed to assist us as our exclusive representative to promote the sale of our products. PTS’ compensation will be on a sliding scale of 3-7% (5% being the norm) of the net invoice price of our products shipped. The actual percentage will be determined on a case by case basis in consideration of things such as “design-ins”, engineering, tooling, surcharges and “add-ons”, degree of influence made on the sale, repeat orders and the continuation of the monthly draw of $3,500 being paid to PTS by us. The $3,500 draw will be deducted from any monthly commission earned, unless the commission is less than the amount of the draw. A monthly draw or a monthly commission in excess of $3,500 will be paid, but not both. The term of the agreement commenced on August 1, 2005 and will continue until July 31, 2006, at which time the agreement shall be automatically renewed for one year periods thereafter unless terminated by written notice from either party.

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

Non-Exclusive Agreement

On December 16, 2005, we entered into a non-exclusive agreement with IBG NY, LLC, wherein IBG agreed to introduce us to certain parties that would provide us with equity or debt financing, contribution of cash, assets or resources to us or any joint venture, partnership or other business combination to which we become a party. We agreed to compensate IBG with a $50,000 “cashless” common stock purchase warrant with a strike price of $0.20 exercisable for three years. In addition, we agreed to pay IBG a cash retainer of $6,000. The term of the agreement was for three months.

Supply Agreement

On January 19, 2006, we entered into a supply agreement with Layne Christensen Company, wherein Layne agreed to purchase our products (certain water treatment equipment) for resale to its customers. Prices of the products were mutually agreed and are attached as exhibit A to the supply agreement. The term of the agreement commenced on January 19, 2006 and will terminate on December 31, 2007.

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

Relative to our essential oils extraction, we have an agreement with Coach House Group to pursue the development of extraction technologies utilizing its technology.

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

Our main production facility is currently located at 4235 Commerce Street in the Strand Industrial Park, Little River, South Carolina. The building is approximately 12,000 square feet and is located on two lots. We made basic, necessary improvements to the building when we purchased it, but overall, management believes the building is in excellent condition. On November 30, 2005, we sold this property to Alexcina, LLC but agreed to lease it commencing on January 1, 2006 for a period of three (3) years with annual rent of $73,791 in 2006 and $71,291 in 2007 and 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

	2005		2004
	High	Low	High	Low
1st Quarter	0.35	0.13	0.95	0.23
2nd Quarter	0.23	0.10	0.62	0.17
3rd Quarter	0.30	0.11	0.50	0.15
4th Quarter	0.35	0.13	0.34	0.19

(b) Holders of Common Stock

As of February 3, 2006, we had approximately 137 stockholders of record of the 35,197,793 shares outstanding. The closing bid stock price on February 3, 2006 was $0.16.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

The following description applies to the stock option plan which we adopted in July of 2002; no options have been granted under this plan as of December 31, 2005.

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

Consultant and Employee Stock Compensation Plan

Effective August 27, 2003, we adopted a Consultant and Employee Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 2,500,000 shares. As of December 31, 2005, 2,398,000 shares have been granted under this plan.

Consultant and Employee Stock Compensation Plan

Effective January 21, 2004, we adopted another Consultant and Employee Stock Compensation Plan. The maximum number of shares initially available pursuant to the plan was 500,000 shares. On December 27, 2004, we amended the compensation plan to make available an additional 4,000,000 shares of common stock. As of December 31, 2005, 500,000 shares have been issued under this plan.

Equity Compensation Plans Information

We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information as of December 31, 2005 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	0	$0	6,102,000 (2)

Total	0	$0	6,102,000

(1)	Includes 2,000,000 options from the 2002 plan, 102,000 shares from the 2003 plan and 4,000,000 shares from the 2004 plan, available for issuance.

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the fourth quarter of 2005 we had cash available of $122,870. Our cash requirements on a monthly basis are approximately $70,000, excluding exceptional expenses that are related to capital raising.

We have incurred losses since inception. For the year ended December 31, 2004 we had a net loss of $1,461,525 as compared to a net loss of $1,448,821 for the year ended December 31, 2005. This 1% decrease in overall losses is the result of two (2) factors working simultaneously; 1) an increase in operating expenses, and 2) a recording of minimal amounts of sales-generated income. We generated our first revenues in the first quarter of 2005, with a total of $108,500 in sales revenue for fiscal 2005.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2005 and 2004.

Revenues

	Year Ended December 31,
	2005	2004

Sales	$ 108,500	$ -

Total sales was $108,500 and $0 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. Historically, we have been in a development stage and had no sales but beginning in the first quarter of 2005 we developed equipment that is being marketed and sold. We anticipate increased sales of our existing product line during 2006 and we currently have developed new equipment which will be marketed upon successful completion of testing.

Cost of goods sold

	Year Ended December 31,
	2005	2004

Cost of goods sold	$ 61,000	$ -

Our cost of goods sold in the year ended December 31, 2005 was approximately 56% of our sales and related to the sales of our products. It is anticipated that the product costs will increase proportionately with increased sales for 2006. For our new products the cost of good sold will be at a similar percentage to sales of our current products.

Gross profit

	Year Ended December 31,
	2005	2004

Gross profit	$ 47,500	$ -

Operating expenses

Year Ended December 31,		Increase (Decrease)
2005	2004	$	%

Professional and administrative fees	$ 585,559	$ 794,550	$ (208,991)	(26)%
Salary	442,496	412,875	29,621	7%
Depreciation and amortization	17,865	16,535	1,330	8%
Research & development	77,486	14,929	62,557	419%
Office andmiscellaneous	359,437	210,072	149,365	71%

Total operating expenses	$ 1,482,843	$ 1,448,961	$ 33,882	2%

Total operating expenses for the year ended December 31, 2005 increased by $33,882 over the year ended December 31, 2004 because of increased research and development costs relating to our new products and increasing our employee base and the office costs associated with becoming an operating company.

Other expense

	Year Ended December 31,		Increase (Decrease)
	2005	2004	$	%

Gain on the sale of the building and interest income	$ 86,754	$ 804	$ 85,950	N/A
Interest Expense	(100,232)	(13,368)	86,864	N/A

We sold our building in 2005 for a profit of $86,754. Our interest expense was $86,864 higher in 2005 than 2004 because we had a mortgage until our building was sold and we borrowed funds for working capital throughout the year.

Net loss

	Year Ended December 31,		Increase (Decrease)
	2005	2004	$	%

Net loss	$ 1,448,821	$ 1,461,525	$ (12,704)	(1%)

Our net loss was lower in the year ended December 31, 2005 as compared to the year ended December 31, 2004 because we had sales in 2005 and there were non-cash professional fees incurred in 2005. Until we can increase sales we will continue to have net losses.

Operation Plan

The main technology that drives our short-term and long-term plans is our EcaFlo™ Division. Our plan of operation focuses on continuing the process of commercialization of EcaFlo™ Division equipment. We have chosen to delay focus on our Essential Oils Extraction Division until such time as we are cashflow positive on the EcaFlo™ Division and we have received adequate funding to operate both divisions.

EcaFlo™ Division:

We have a license for the following applications: (a) water purification units producing small volumes per hour of potable water; (b) residential water purification units; (c) water purification units for use by small businesses such as offices, motels and restaurants, and state and local government facilities, not including municipal water systems; (d) the disinfection of storm water runoff; and (e) the decontamination of oil well water. We have also been allowed to market our FEM-3 ECA devices to potential customers outside of our exclusive application areas for purposes of determining the existence and size of such markets.

Our focus has been re-directed from providing small water purification units to the markets at-hand: storm-water treatment, wastewater treatment, petroleum industry applications and food/beverage sanitation opportunities. FEM’s (flow-through electrolytic modules) continue to be the main components of the EcaFlo™ Division equipment product line. We have established vendor relations with domestic suppliers for the other components that are used in our equipment. Engineering and design work on our 4-, 8-, and 24-FEM devices are complete. Parts have been ordered, received and assembled to put forth this Division’s first fully functional EcaFlo™ Models 40, 40SS, 080, and 240.

We are also marketing our FEM-3 ECA devices to potential customers outside of our exclusive application areas for purposes of determining the existence and size of such markets.

On September 9, 2005, we issued a press release announcing our plans to incorporate our EcaFlo™ equipment as a bacterial control component of a mobile response unit which contains an integrated system capable of providing drinking water for victims of Hurricane Katrina. The mobile water treatment system designed and built by Water Systems Integrators of Englewood, Colorado, can produce drinking water from contaminated flood water. Our equipment produces environmentally responsible biocides that are injected into the treatment system to destroy waterborne pathogens.

In September 2005, we executed a Joint Marketing Agreement with Biophage Pharma, Inc. The agreement enables both companies to market an end-to-end pathogen detection and control system. The combined marketing efforts is intended to promote our EcaFlo™ equipment, in its role as an environmentally-responsible pathogen control method, and the Biophage Pharma PDS® Biosensor, which is a rapid and efficient system that can detect and quantify living pathogens. When combined, these systems will allow for the rapid detection of harmful pathogens and the means necessary to manage or eliminate them.

On December 1, 2005, we entered into a memorandum of understanding with Murphy-Brown, LLC to provide our EcaFlo™ equipment to be used in the laboratories and animal growing facilities of Murphy-Brown so that the solutions produced by our EcaFlo™ equipment can be evaluated and tested for beneficial applications in Murphy-Brown’s operations. Murphy-Brown intends to use our EcaFlo™ equipment to produce ECA solutions of anolyte and catholyte that will be evaluated in a laboratory environment and in actual farm and live animal applications. Data collected will be proprietary, confidential information and used to determine the benefits of the ECA solutions over current pathogen control practices and to document the solutions’ performance versus current protocols.

On January 19, 2006, we entered into a two year supply agreement for our EcaFlo™ devices with Layne Christensen Company, a water services provider. On January 26, 2006, we sold our first EcaFlo™ Model 080 to Layne Christensen. We will deliver our equipment to Layne’s associated labs in Ottawa, Kansas, where empirical data will be compiled for Layne’s use in developing effective sales strategies for furthering EcaFlo™ equipment applications and sales.

Essential Oils Extraction Division:

Negotiations with the Coach House Group, UK, continue to be held relative to the costing and delivery of the extraction plant that I.E.T., Inc. undertook in the third quarter of 2004. I.E.T., Inc. paid the Coach House Group $84,000 in the first quarter of 2004 for a 150-liter oil extraction “plant” that will be utilized by the company (2/3 capacity) and its university research partners (1/3 capacity). I.E.T., Inc. had quotes for the “plant” prepared and submitted by United States companies in order to get the very best price for the equipment. Discussions with the Coach House Group center on ordering this equipment. We have stalled operations on this division due to our inability to work a deal with Coach House Group and until we receive adequate funding to operate this division.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

Our net cash used in operating activities for the year ended December 31, 2005 was $1,374,929 as compared to $648,076 for the year ended December 31, 2004. This decrease in working capital was directly related to us becoming an operating company with product development, marketing of products and testing of products which is generating revenue.

We sold our building in 2005 that provided us cash from investing activities of $545,488. We acquired $1,756 of equipment in 2005 and $486,773 in 2004. We anticipate that we will need to acquire additional equipment to support our growing operations.

Our financing activities in 2005 came from selling shares of our common stock totaling $995,745. Our borrowing activity was a net decrease of $220,929 primarily because we paid off the mortgage when we sold our building. Our net financing activity was $774,813 in 2005. In 2004 we raised $697,912 form the sale of our common stock and we borrowed $304,099 resulting in net financing activities of $1,030,116. We will continue to sell stock and obtain debt financing in order to support our revenues. As our revenues increase we will pay off our short term financing.

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

On March 28, 2005, we entered into a demand note with one of our stockholder’s for $25,000 with an interest rate of 6%. At December 31, 2005 the loan had been repaid.

The Company has a line of credit from Crescent Bank in the amount of $50,250 with interest at prime plus 1%. At December 31, 2005 the line of credit had a balance due of $50,250.

On April 1, 2005, we executed a promissory note payable to DaVinci-Franklin Fund I, LLC in the amount of $150,000 (“Note”) plus interest according to the provisions provided in the promissory note attached as an exhibit to the Form 8-K dated April 13, 2005. The Note was secured by a second mortgage on our then real property located at 4235 Commerce Street, Little River, SC 29566. Pursuant to the terms of the note, payment of principal and interest was due in full on or before August 29, 2005, which was extended to October 28, 2005. On October 28, 2005, we extended our obligation to repay under the note to December 1, 2005. On November 30, 2005, we sold our real property and paid off the note. We incurred an initial loan fee of $7,500 and interest of $60,000 on this note.

On October 25, 2005, we entered into a loan agreement with 3GC, Ltd. for the amount of $22,500. Pursuant to the agreement 3GC promised to pay us the sum of $22,500 on or before November 11, 2005. On December 15, 2005, we executed an addendum to the loan agreement to extend the due date from November 11, 2005 to February 15, 2006 with an interest rate of 6%. On February 15, 2006, we executed another loan agreement for the outstanding balance of $20,000 still owed by 3GC, Ltd. pursuant to the October 25, 2005 agreement and extended the due date from February 15, 2006 to April 16, 2006.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2005, our cash balance was $122,870. We believe that this amount will only provide sufficient cash for two months. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

EcaFlo™ Division

Product development within this division has moved ahead at a rapid pace throughout the year of 2005. As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFlo™ devices and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. We have passed the design/engineering stage for specific 4-, 8- and 24-FEM EcaFlo™ devices and our engineering department has finalized vendor relations with strategic suppliers. Our administrative service department has finalized credit relations with these vendors in order to receive ordered parts by purchase order, and, as these device components have been received, the engineering department has assembled the 4-, 8- and 24-FEM units and tested the devices in our own “shop.” Technical support is being provided to our engineering department by our licensor’s personnel, who are knowledgeable in all matters concerning the ECA science, the technology and any modifications we need to make to achieve optimal efficacy for practical applications. Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFlo™ devices with a firm confidence level.

On January 24, 2005, we sold our first EcaFlo™ 080 device to a Colorado-based oilfield service company specializing in production enhancement of oil and gas wells.

On June 9, 2005, we issued a press release announcing the introduction and initial sale of our EcaFlo™ Model 240 to Antero Resources Corporation, a petroleum production company. The Model 240 is one of our expanding lines of EcaFlo™ units, including the Model 40, Model 080, Model 240, Model 480 and Model 960.

On August 31, 2005, we sold an EcaFlo™ Model 40 to Yates Petroleum, a petroleum industry producer in the state of New Mexico. The sale of this 4-FEM, smaller volume, anolyte producer to another petroleum production company is part of our plan for moving further into the petroleum industry with EcaFlo™ equipment that meets customer needs for treatment of source water, produced water and "frac" fluids.

On October 7, 2005, we sold an EcaFlo™ Model 40 to Mickey’s Sales and Service, a regional janitorial and office supply company operating in the Norfolk, Virginia and Elizabeth City, North Carolina areas. Mickey's Sales and Service provides a multitude of business supply products, as well as contract and equipment services, to local area school systems, U.S. government facilities and other businesses in southeastern Virginia and northeastern North Carolina. The sale of this small volume, anolyte and catholyte producer to Mickey's Sales and Service supply company is part of our plan for moving further into other target market areas with our EcaFlo™ equipment, offering customers the ability to produce their own environmentally-friendly surface disinfectants, replacing hazardous chemicals currently used in sanitizing and cleaning applications.

On October 14, 2005, we sold an EcaFlo™ Model 080 unit to SanAquel, an Oklahoma-based equipment manufacturer primarily involved in food safety for the meat industry. This unit is the first of several units anticipated to be purchased by SanAquel and integrated into their systems.

On November 1, 2005, we issued a press release announcing that we are preparing to provide EcaFlo™ equipment as a component bacterial management mobile response unit for clean-up and environmental remediation in New Orleans, Louisiana.

We were selected to attend the 2005 Ag Provision Expo in Kenansville, North Carolina on October 21, 2005 to demonstrate our EcaFlo™ line of equipment used to produce natural biocide solutions for pre-harvest and harvest applications for the enhancement of animal growth and development. We demonstrated our EcaFlo™ Models 40 and 40SS to growers, managers, owners and others during the event.

On January 31, 2006, we issued a press release announcing the sale of our first EcaFlo™ Model 240 to Consolidated Oil Well Services, Inc., a wholly-owned subsidiary of Infinity Energy Resources, Inc.

On March 2, 2006, the Registrant issued a press release announcing the sale of an EcaFlo™ Model 080 to Petrol Oil and Gas, Inc.

On March 7, 2006, the Registrant issued a press release announcing the sale of four (4) EcaFlo™ Model 160 LP devices to Unitherm Food Systems, Inc. of Bristow, Oklahoma.

On March 15, 2006, the Registrant issued a press release announcing the sale of two (2) EcaFlo™ Model 160 MLPs to a company specializing in the introduction of Electro-Chemical Activation solutions into food processing applications.

Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel was able to produce test results showing potential customers that aliquots of petroleum well “frac” waters that were treated with a 1% EcaFlo™ device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into “frac water.” The petroleum industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer’s representative/sales and distribution agent.

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

Essential Oils Division

We are currently working on a strategic plan intended to address the best method for establishing a wholly owned subsidiary company for this division. In order to fully focus on the momentum we have built in the EcaFlo™ Division, we believe it prudent to hold the intellectual property contained in the Essential Oils Extraction Division in a separate company whereby our current stockholders will benefit by distributing shares in both technology companies. We are in the early stages of investigating the best structure for this division, and will continue exploring options. As a result of our current financial position, we are focusing on our Ecaflo™ Division and have delayed implementation of structuring the Essential Oils Division.

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

We currently employ 9 full time employees, 2 part time employees, and 2 sales representatives. The 9 full time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part time employees are within our production department; and one of our consultants provides technical/scientific support to the EcaFlo™ Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements.

Off-Balance Sheet Arrangements.

As of December 31, 2005, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2005, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

We depend solely on the Laboratory of Electrotechnology Ltd. (“LET”) to manufacture/assemble and provide us with the patented flow-through electrolytic modules (FEMs), which are a core component of our EcaFlo™ units. If LET is unable or unwilling to provide us with the FEMs, we may have to secure another source for FEMs.

LET holds the patent and exclusive rights to manufacture/assemble FEMs and supply them to us under our license agreement. LET is located in Russia and is currently manufacturing FEMs. If there were to be an interruption or failure in the delivery of FEMs, we would suffer a significant disruption to our operations that would have a material effect on our financial condition and results of operations. In the event of an interruption or failure in the delivery of FEMs, we would have to cease operations in the EcaFlo™ Division until such time as we could secure FEMs from another source or regain delivery of FEMs from LET.

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history. However, our management team has extensive experience in project development and managing corporate assets. A highly successful professional who brings more than three decades of business development experience to us from the environmental engineering industry heads our marketing and sales department. The Company’s engineering department is staffed by former military personnel and an experienced mechanical engineer who have expertise that center on the primary mechanical and electrical aspects of our technologies. Of course, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in our intended industries. Outside of the high levels of expertise noted above and our concentrated effort to be the leading provider in our industries, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

Our future operating results will depend upon many factors, including:

•	The continuation of our efforts to raise adequate working capital through equity investment and the generation of sales revenues;

•	The continued success of lab testing that supports the development of our EcaFlo™ technology product lines;
•	Demand for our EcaFlo™ technology;
•	The level of our competition;
•	Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and
•	The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

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

Based on our current proposed plans and assumptions, we anticipate that our existing funds will only be sufficient to fund our operations and capital requirements for approximately 2 months. Furthermore, the commercialization expenses of our two technologies will be very substantial, i.e., well in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-KSB.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title

William E. Prince	55	President, CEO, Chairman, Treasurer
Marion Sofield	44	Secretary, Director
James C. Pate	65	Director
Dr. Valgene L. Dunham	64	Director
Paul Branagan	63	Director

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

James C. Pate has served as a Director of the Company since May 12, 2005. Mr. Pate is President of Fisher Enterprises and J. C. Pate Engineering, located in Fayetteville, North Carolina and has a broad range of experience in all phases of construction projects, including site acquisition, economic analysis, planning, design, and project management on varied architectural and civil engineering projects. Mr. Pate has previously served as engineering manager with Exxon Oil and the U.S. Army Corps of Engineers. Areas of expertise include developing and review of design alternatives, concept designs and working drawings, and associated budgets and schedules, financing/funding alternatives, as well as value engineering. Mr. Pate has extensive experience with all facets of environmental engineering issues. Typical projects that Mr. Pate manages include airports, industrial buildings, water systems and waste water systems, landfills, fuel handling and storage facilities, locks and dams, bridges, waterways, shopping centers, marinas, docks, and wharfs, land development, condominiums and golf courses

Dr. Valgene L. Dunham has served as a Director of the Company since January 19, 2004. Dr. Dunham is also the Vice President for Grants, Contract Administration and Research Planning for Coastal Carolina University in South Carolina. In the fall semester of 2002, Dr. Dunham served as the Special Assistant to the President of Coastal Carolina University. In the summer of 2002, Dr. Dunham served as Interim Provost of Coastal Carolina University. From 1995 through 2002, Dr. Dunham served as Dean of the College of Natural & Applied Sciences of Coastal Carolina University. In 1969, Dr. Dunham received his Ph.D. in Botany from Syracuse University in New York. In 1965, Dr. Dunham received his Masters in General Science from Syracuse University in New York.

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

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
William E. Prince (1) President/Director	2003 2004	$29,000 $67,000	-0- -0-	-0- -0-	-0- 300,000 shares (2)	-0- -0-	-0- -0-
	2005	$74,000	-0-	-0-	-0-	-0-	-0-
(1)	Mr. Prince was appointed as an officer and director of the Company on August 27, 2003.
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

Steve Johnson

On February 10, 2005, we executed an Employment Agreement with Steve Johnson, wherein he agreed to be employed as the Company’s Regional Sales Manager – Southeastern Division. We agreed to pay Mr. Johnson an annual compensation of $60,000, paid monthly, plus medical insurance, car allowance, office set up in his home, and a credit card for business expenses. We also agreed to pay Mr. Johnson commission, paid quarterly on both individual sales made by Mr. Johnson and on units sold through distributors established by Mr. Johnson. We also issued Mr. Johnson a sign-on stock bonus of 10,000 shares of our restricted common stock on March 18, 2005. Effective December 31, 2005, Mr. Johnson resigned from his position.

Timothy W. Shields

On December 20, 2005, we entered into a Memorandum of Understanding with Timothy W. Shields, wherein Mr. Shields agreed to serve as Regional Sales Manager – Southeastern Division Industry Specialist. We agreed to pay Mr. Shields an annual compensation of $40,000, paid bi-weekly, plus commission on units sold through distributors, as well as on individual customers established by Mr. Shields and medical insurance. Additionally, Mr. Shields may receive cash incentives based on overall sales projection and performance of target goals listed in the agreement. The term of the agreement commenced on December 20, 2005 and will terminate on December 18, 2006.

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

Option Grants in Last Fiscal Year

No stock options were granted during fiscal year 2005. The Company issued restricted stock awards in lieu of stock options.

Long-Term Incentive Plan – Awards in Last Fiscal Year

No shares were issued to William E. Prince during the fiscal year 2005.

Name (a)	Number of shares, units or other rights (#) (b)	Performance or other period until maturity or payout (c)	Estimated future payouts under non-stock price-based plans
			Threshold ($ or #) (d)	Target ($ or #) (e)	Maximum ($ or #) (f)

William E. Prince	300,000 (1)	None	50,000 (2)	None	800,000 (3)

(1)	Of the 300,000 shares 100,000 was issued as a sign-on bonus and 200,000 was issued as partial compensation for the fiscal year 2004.
(2)	Threshold: Represents the number of shares issued quarterly as partial compensation for the fiscal year 2004.
(3)

Maximum: Represents the number of shares remaining for future issuance for the next five years assuming we will continue to issue 50,000 shares to Mr. Prince per quarter. The term of Mr. Prince’s employment agreement began on January 1, 2004 and will end on December 31, 2009.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on February 3, 2006 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 35,197,793 shares of common stock outstanding.

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

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
William E. Prince, President & Director 4235 Commerce St. Little River, SC 29566	300,000	0%
Marion C. Sofield, Vice President, Secretary & Director 4235 Commerce St. Little River, SC 29566	150,000	0%
James C. Pate, Director 4235 Commerce St. Little River, SC 29566	0	0%
Dr. Valgene L. Dunham, Director 4235 Commerce St. Little River, SC 29566	2,500	0%
Paul Branagan, Director 4235 Commerce St. Little River, SC 29566	102,500	0%
All Directors & Officers as a Group	555,000	2%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
3GC Ltd. (3) 6265 S. Stevenson Way Las Vegas, NV 89120	796,915	2%
Gary J. Grieco(3) 4660 Lightkeepers Way Little River, SC 29566	3,009,000 (4)	9%
Robert R. Lucas 414SW 51st Terr Cape Coral, FL 33914	5,700,000 (5)	16%
Beneficial Owners as a Group	9,505,915	27%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	Gary J. Grieco is the sole officer, director and Stockholder of 3GC LTD. and has the power to direct the voting of 3GC LTD.’s shares.
(4)	Includes 10,000 Series “A” Warrants, 10,000 Series “B” Warrants and 300,000 Series “C” Warrants.
(5)	Includes 600,000 Series “A” Warrants, 600,000 Series “B” Warrants and 1,000,000 Series “C” Warrants.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $36,813 and $33,200, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Weaver & Martin LLC for professional services rendered for audit related fees for fiscal years 2005 and 2004 were $10,700 and $0.

(3) TAX FEES

The aggregate fee to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal year 2005 was $0 and for fiscal year 2004 was $0, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2005 and 2004 other than the fees described above.

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

Date: March 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Prince	President, Secretary/Treasurer,	March 17, 2006
William E. Prince	CEO, Chairman,
Chief Accounting Officer

/s/ Marion Sofield	Secretary, Director	March 17, 2006

Marion Sofield

/s/ Dr. Valgene L. Dunham	Director	March 17, 2006

Dr. Valgene L. Dunham

TABLE OF CONTENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET	F-2

CONSOLIDATED STATEMENT OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

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

/s/Weaver & Martin LLC

Weaver & Martin LLC

Kansas City, Missouri

March 17, 2006

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Balance Sheet

	December 31,
	2005	2004
Assets
Current Assets:
Cash	$ 122,870	$ 179,251
Cash, restricted	50,000	-
Accounts receivable	1,046	-
Inventory	156,539	66,102
Deposits and prepaid assets	115,372	84,915
Total current assets	445,827	330,268

Building	-	479,268
Equipment	13,045	11,289
Accumulated depreciation	(3,993)	(11,746)
Total building and equipment	9,052	478,811

Other asset-license agreement net of accumulated amortization of $11,865 and $6,780 at 12/31/05 and 12/31/04	63,136	68,220

	$ 518,015	$ 877,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 71,752	$ 85,717
Accrued liabilities	37,760	41,363
Current maturity of long-term debt	-	11,000
Notes payable	85,760	-
Total current liabilities	195,272	138,080
Long-term debt, net of current maturities	-	296,204

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $0.001, 35,197,793 and 20,532,793 shares issued and outstanding at 12/31/05 and 12/31/04	35,198	20,533
Stock bought or earned not issued	-	900
Paid-in capital	3,760,984	2,397,104
Unamortized cost of stock & warrants issued for consulting	(49,096)	-
Retained earning (deficit)	(3,424,343)	(1,975,522)
Total stockholders' equity	322,743	443,015

Total liabilities and stockholders' equity	$ 518,015	$ 877,299

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Operations

	Year Ended December 31,
	2005	2004
Sales	$ 108,500	$ -
Cost of sales	61,000	-
Gross profit	47,500	-

Professional and administrative fees	585,559	794,550
Salary	442,496	412,875
Depreciation and amortization	17,865	16,535
Research & development	77,486	14,929
Office & miscellaneous expense	359,437	210,072
	1,482,843	1,448,961
Loss from operations	(1,435,343)	(1,448,961)

Other income (expense):
Interest income	-	804
Gain on the sale of the building	86,754	-
Interest expense	(100,232)	(13,368)
	(13,478)	(12,564)

Net loss	$ (1,448,821)	$ (1,461,525)

Net loss per share basic and diluted	$ (0.05)	$ (0.10)

Weighted average shares outstanding	27,363,382	15,333,640

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Stockholders’ Equity

	Common Stock				Stock
	Per Share	Shares	Amount	Paid In Capital	Bought or Earned Not Issued	Unamortized Consulting Cost	Retained Earnings (Deficit)	Total Stockholders’ Deficit
Balance January 1, 2004		5,068,743	$ 5,069	$ 812,980	$ 7,306	$ -	$ (513,997)	$ 311,358
Stock Sold	0.10	4,200,000	4,200	346,096	-	-	-	350,296
Stock bought not issued	0.10	7,306,050	7,306	-	(7,306)	-	-	-
Options exercised	0.10	500,000	500	49,500	-	-	-	50,000
Stock for employee services	0.32	530,500	531	168,740	-	-	-	169,271
Stock Sold	0.20	2,120,000	2,120	345,496	-	-	-	347,616
Stock bought not issued	0.20	-	-	29,850	150	-	-	30,000
Warrants issued for services		-	-	206,500	-	-	-	206,500
Stock issued for services	0.28	807,500	807	437,942	750	-	-	439,499
Net loss		-	-	-	-	-	(1,461,525)	(1,461,525)
Balance December 31, 2004		20,532,793	20,533	2,397,104	900	-	(1,975,522)	443,015
Stock Sold	0.08	12,702,793	12,705	983,040	-	-	-	995,745
Stock issued		900,000	900	-	(900)	-	-	-
Stock for employee services	0.28	10,000	10	2,790	-	-	-	2,800
Stock issued for services	0.30	1,050,000	1,050	318,450	-	(32,368)	-	287,132
Warrants issued for services		-	-	52,400	-	(16,728)	-	35,672
Beneficial conversion		-	-	7,200	-	-	-	7,200
Net loss		-	-	-	-	-	(1,448,821)	(1,448,821)
Balance December 31, 2005		35,197,793	$ 35,198	$ 3,760,984	$ -	$ (49,096)	$ (3,424,343)	$ 322,743

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (1,448,821)	$ (1,461,525)

Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	17,865	16,535
Gain on sale of building	(86,754)	-
Stock issued for loan costs	6,000	-
Beneficial conversion	6,685	-
Warrants issued for services	35,672	206,500
Stock and warrants issued for services	283,932	608,769

Changes in operating assets and liabilities:
Cash, restricted	(50,000)	-
Accounts receivable	(1,046)	-
Inventory	(90,437)	(51,102)
Deposits and prepaid assets	(30,457)	(82,389)
Accounts payable	(13,965)	73,773
Accrued liabilities	(3,603)	41,363
Cash used in operating activities	(1,374,929)	(648,076)

Cash flows from investing activities:
Purchase of building and equipment	(1,756)	(487,010)
Proceeds from sale of building	545,488	-
Cash used in investing activities	543,732	(487,010)

Cash flows from financing activities:
Payments on long-term debt	(307,204)	(11,546)
Note payable, net	86,275	(5,000)
Increase in long-term debt	-	318,750
Proceeds from the sale of common stock	995,745	727,912
Cash provided by financing activities	774,816	1,030,116

Increase (decrease) in cash	(56,381)	(104,970)
Cash beginning of period	179,251	284,221
Cash end of period	$ 122,870	$ 179,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 93,548	$ 13,368
Cash paid for income taxes	-	-

Noncash financing activities:
Stock and warrants issued for services	$ 374,700	$ 815,269

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

All of our current operations are conducted through I.E.T., Inc. our wholly owned subsidiary. I.E.T., Inc. currently operates through two divisions: the EcaFloTM Division and the Essential Oils Extraction Division. In our EcaFloTM Division we have a royalty-bearing license allowing us to utilize the patents and technical information to market, lease, sell, distribute and service licensed products throughout the United States. The licensed applications relate to recreational, residential and small business water purification units, the disinfection of storm water runoff and decontamination of well water. The essential oils extraction technology is associated with providing for an effective, low cost extraction of high value bioactive compounds and oils from plants and other sources.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiary after elimination of intercompany transactions.

Basis of Presentation

We are no longer a development stage enterprise.

Accounting Estimates

The preparation of these consolidated financial statements requires the use of estimates by management in determining our assets, liabilities, revenue, and expenses and related disclosures. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, and notes payable. The fair value of these instruments approximates carrying value.

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. In 2005 three customers represented 46%, 28% and 19% of our revenues respectively. We continually evaluate the creditworthiness of our customers and we have not required collateral.

We evaluate the collectibility of accounts receivable on a combination of factors. Our policies require us to record a specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at December 31, 2005.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or delivery based on contractual terms.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method. The inventory at December 31, 2005 consisted of materials.

Loss per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common stockholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on December 31, 2005 and 2004.

Research and Development Costs

Research and development costs relating to both future and current products are charged to expense as incurred. These costs aggregated approximately $77,486 and $14,929 in 2005 and 2004, respectively.

Impairment of Long-lived assets

We review the carrying value of long-lived assets at each balance sheet date to determine if any impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. We measure impairment using discounted cash flows of future operating results based upon a rate that corresponds to our cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rated in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts management considers to be more likely than not of realization in future periods.

Recent Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. We anticipate that the effect of adopting this statement will not have a material effect on the financial statements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is on a straight-line method using the estimated lives of the assets (5-39 years). Expenditures for maintenance and repairs are charged to expense.

Amortization of the license agreement is on the straight-line method using the remaining life of the underlying patents of 177 months beginning at the date of the agreement.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon us obtaining additional sources of capital or borrowings until the time when we are able to attain future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

NOTE 3 - COMMON STOCK

In 2004 we issued 7,306,050 shares of our stock that was bought and not issued at the beginning of 2004.

In January 2004, a sale of 4,200,000 shares of common stock was made to accredited investors for a net purchase price of $350,296, all of which was paid in cash. The cost relating to the security sales was $69,024. Cost consisted of travel expenses by a stockholder who was assisting us in the sale of our stock and legal fees. There was no commission paid on the issuance and sale of the shares. On August 20, 2004 we issued one “A” warrant and one “B” warrant to the investors that purchased stock in the stock offering that commenced December 15, 2003 and closed on March 26, 2004. Each of the stockholders received one “A” warrant and one “B” warrant for every 10 shares of common stock they purchased. Each “A” warrant can be used to purchase a share of our common stock for a price of $.50 per share and the warrants expire December 31, 2006. Each “B” warrant can be used to purchase a share of our common stock for a price of $1.00 per share and expire on December 31, 2007.

In the fourth quarter of 2004, a sale of 2,270,000 shares of common stock was made to accredited investors for a total purchase price of $452,921, all of which was paid in cash. The price of the stock that was sold was $.20 per share. Each share purchased included an “A’ warrant that allowed for the purchase of a share of our common stock for $.50 per share until December 31, 2006 and a “B” warrant that allowed for the purchase of a share of our common stock at a price of $1.00 per share until December 31, 2007. There was no commission paid on the issuance and sale of the shares. The costs relating to the sale totaled $75,305, which consisted of legal costs, and travel costs relating to a stockholder that was involved in raising capital. The net amount of the proceeds was $377,616. 150,000 shares were not issued at December 31, 2004 and the par value of the stock of $150 was recorded at December 31, 2004 as stock bought or earned not issued.

During fiscal 2004 we issued 530,500 shares of our stock to employees. The value of our stock on the date of issue was a weighted average price of $.32 per share. We recorded as wage expense $169,271 that was the fair market value of the stock issued.

During fiscal 2004 we issued 807,500 shares to consultants and to non-employee Directors of the Company. 50,000 shares of our stock were issued to Mr. Goran Blagojevic, a consultant to us. 2,500 shares each (total 7,500 shares) were issued to the three outside Directors. 1,000,000 shares were earned (500,000 shares not issued at December 31, 2004 and the par value of this stock of $500 was recorded as stock bought or earned not issued) by XXR Consulting Inc (XXR). XXR entered into an agreement with us on December 8, 2004 to provide consulting services relating to public and investor relations, planning and plans for raising capital for a six-month period. 500,000 shares were earned (250,000 shares not issued at December 31, 2004 and the par value of $250 was recorded as stock bought or earned not issued) by Mr. Joseph Schmidt. Mr. Schmidt entered into an agreement with us on December 5, 2004 to provide consulting services relating to acquisition and business opportunities, marketing and plans for raising capital for a six-month period. The value of the stock at the date of issue was a weighted average price of $.28 per share. We recorded as professional fees expense $439,500 that was the fair market value of the stock issued and earned.

In 2005 we issued 900,000 shares of our stock for previous earned not issued.

We sold 205,000 shares of our common stock in the first quarter of 2005 for a net amount of $41,000. Each share purchased included an “A’ warrant that allowed for the purchase of a share of the our common stock for $0.50 per share until December 31, 2006 and a “B” warrant that allowed for the purchase of a share of our common stock at a price of $1.00 per share until December 31, 2007.

We sold 3,000,000 shares of our common stock in the second quarter of 2005 for $225,000 and 8,000,000 shares of our common stock in the third quarter for $600,000. The cost of the offering consisted of attorney fees of $75,000, accounting fees of $9,500 and out of pocket costs for travel of $10,755. These costs were offset to the paid in capital on the transaction. Our net cash proceeds from this offering were $718,745. Each share purchased included a “C’ warrant that allowed for the purchase of a share of its common stock for $0.25 per share until December 31, 2008.

We sold 1,500,000 shares for $225,000. There were no costs associated with that sale.

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

On July 21, 2005, we issued 400,000 shares of our common stock to CEOcast, Inc. pursuant to an agreement to provide investor relations services for a six-month period. The value of the stock on the date of the agreement was $0.22 per share. The consulting cost was valued at $88,000 and it will be amortized over the life of the agreement. At December 31, 2005, the remaining unamortized consulting cost was $9,778 and for the year ended December 31, 2005 we expensed $78,222 as professional fees.

On September 20, 2005, we entered into a translation and business consulting agreement with Mr. Goran Blagojevic. The term of the agreement was for five months, later extended for an additional 3 months. Mr. Blagojevic received 200,000 shares of our common stock and 200,000 “A” warrants. The value of the stock on the date of the agreement and the date of the extension was used to value the stock. The stock value was $45,500 and this was recorded as unamortized consulting cost. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model. We are amortizing the consulting cost over the period of the contract and for the year ended December 31, 2005 we recorded $31,182 as professional fee expense. The unamortized consulting cost at December 31, 2005 was $39,318.

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

We issued 50,000 shares of our common stock to United Capital Group (see Note 8) that had a value of $6,000 based on the value the stock was trading on the date of the agreement. This was recorded as a loan fee and will be amortized over the life of the loan. For the year ended December 31, 2005 the amortization of the loan fee totaled $5,570.

We have a Consultant and Employee Stock Compensation Plan dated August 27, 2003 that provides the maximum number of shares we can issue pursuant to that plan of 2,500,000. At December 31, 2005 we have granted 2,398,000 shares under this plan. We have a Consultant and Employee Stock Compensation Plan dated January 21, 2004, amended December 31, 2004 that provides the maximum number of shares we can issue pursuant to that plan of 4,500,000. At December 31, 2005 we have granted 500,000 shares under this plan.

NOTE 4 - OPTIONS AND WARRANTS

We have an option plan that provides for 2,000,000 options that can be granted. At December 31, 2005 no options have been granted under this plan.

On August 20, 2004 we issued 1,000,000 warrants to purchase our common stock at a price of $.25 per share to Mr. Gary Grieco. Using the Black-Scholes fair market value pricing model using the assumptions of share price $.44: volatility 94%: yield rate 0%: and an interest rate of 1.70% we determine the value of the options were $206,500. We recorded as a professional fee the value of the options with an offsetting amount recorded as paid-in capital. The options expired unexercised on December 31, 2004.

On August 27, 2003, we issued a warrant to purchase 500,000 shares of common stock at $0.10 per share to Stoecklein Law Group (SLG) for partial payment of professional services. On January 5, 2004 the warrants were exercised. We had a $50,000 payable recorded as due to SLG and this was used for the exercise price of the warrants.

We issued 100,000 warrants on May 18, 2005 to purchase common stock at a price of $0.23 for a period of two years pursuant to an agreement in which we entered into a joint marketing venture. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model and this was recorded as a professional fee.

On September 19, 2005, we issued 50,000 warrants to Mr. Joseph Schmidt to extend his consulting agreement for an additional month. The value of the warrants was $7,500 as determined by the Black-Scholes pricing model and this was recorded as a professional fee.

We issued 50,000 warrants on December 16, 2005 to IBG NY, LLC to purchase common stock at a price of $.20 for a period of three year pursuant to an agreement to assist us in raising capital. The value of the warrants was $3,100 as determined by the Black-Scholes pricing model and this was recorded as a professional fee.

The weighted average of the assumptions used to value the warrants in 2005 were: Interest rate-3.99%, Days to expiration-507, Stock price $.22, Strike price-$.35, Volatility-163%, Yield-0%.

At December 31, 2005 we had outstanding 3,415,000 “A” warrants with an exercise price of $.50 per share expiring December 31, 2006, 3,215,000 “B” warrants with an exercise price of $1.00 per share expiring December 31, 2007 and 5,500,000 “C” warrants with an exercise price of $.25 per share expiring December 31, 2008.

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/04	--	--	500,000	$.10
Granted	--	--	7,020,000.68
Cancelled	--	--	(1,000,000)	.03
Exercised	--	--	(500,000)	.10
Outstanding12/31/04	--	--	6,020,000	$.75

Outstanding 1/1/05	--	--	6,020,000	$.75
Granted	--	--	6,310,000.29
Cancelled	--	--	--	--
Exercised	--	--	--	--
Outstanding12/31/05	--	--	12,330,000	$.51

NOTE 5 - LICENSE AGREEMENTS

On October 14, 2003, the Company’s wholly owned subsidiary IET entered into an agreement with SPDG Naturol Ltd. to pursue the development of a process for extracting oils from botanicals.

On September 4, 2003, the Company's wholly-owned subsidiary entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd. (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and that fee will be amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization expense for the period ended December 31, 2005 and 2004 was $5,085.

NOTE 6 - RELATED PARTY TRANSACTIONS

In 2004 one of our stockholders loaned us $25,000 on a demand note. The loan and interest of $414 was repaid by December 31, 2004. In 2005 we loaned a stockholder $22,500 on a demand note with interest at 6%. At December 31, 2005 the loan was unpaid (see Note 9). We have consulting agreements with stockholders who provide marketing and management services for us in exchange for company stock, warrants and cash payments. Total amounts expensed made under these agreements for 2005 were $299,904.

NOTE 7 - LONG-TERM DEBT

We had a mortgage on our building that was a long-term debt and the mortgage was paid when the building was sold.

NOTE 8 - NOTES PAYABLE

We borrowed $50,000 from United Capital Group, Inc. on February 1, 2005 with repayment due February 16, 2005. We subsequently repaid $14,000 and the current balance due is $36,000. The note has an interest rate of 6%. On June 16, 2005, the Company entered into a promissory note agreement to extend the maturity to January 16, 2006. As a part of the agreement the note holder has the ability to convert the note into shares of our common stock. At the option of the holder any amounts owed under the promissory note that are not paid in full may be converted into shares of the common stock at the rate of one share for each $.10 of indebtedness converted. At the date the agreement was signed our stock was trading at $0.12 per share. There was a beneficial conversion of $7,200 based on the difference between the trading price and the conversion price. The beneficial conversion will accrete over the life of the loan. For the year ended December 31, 2005 the interest accretion was $6,685. The note payable balance net of the remaining beneficial conversion at December 31, 2005 was $35,485. As an inducement to United Capital Group we agreed to issue to them 50,000 shares of our common stock that had a value of $6,000 based on the value the stock was trading on the date of the agreement. This was recorded as a loan fee and will be amortized over the life of the loan. For the year ended December 31, 2005 the amortization of the loan fee totaled $5,570.

We borrowed $25,000 from one of our stockholders on March 28, 2005 on a demand note with an interest rate of 6%. At December 31, 2005 the loan had been repaid.

We have a line of credit from Crescent bank in the amount of $50,250 with interest at prime plus 1%. The bank requires that we maintain a balance in a restricted account totaling $50,000. At December 31, 2005 the line of credit was $50,250.

On April 29, 2005, we borrowed $150,000 from DaVinci-Franklin Fund I, LLC. a stockholder. The loan was paid when the building was sold. There was an initial loan fee of $7,500 paid at the date of the loan and interest paid was $60,000.

NOTE 9 - DEPOSITS AND PREPAID ASSETS

	December 31,
	2005	2004
Deposit for extraction plant	$84,000	$84,000
Prepaid asset	9,372	915
Note receivable from stockholder	22,500	--
	$115,372	$84,915

We have recorded a deposit of $84,000 paid to SPDG Naturol Ltd, not related to any of our companies, for an extraction plant with a capacity of 150 Liter. We have not received this plant as of December 31, 2005 because of inadvertent delays.

We have prepaid rent in 2005 that is for January and prepaid insurance in 2004 relating to our building.

NOTE 10 - SALE OF OUR BUILDING

We sold our building in 2005 and recorded a gain on the sale net of all costs of $86,754.

NOTE 11 - INCOME TAXES

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2005 and 2004. There is approximately $3,170,000 of net operating loss carry-forwards, which expires in 2017-2020. The net deferred tax is as follows:

	Year ended December 31,
Non-current deferred tax asset (liabilities):	2005	2004
Net operating loss carry-forward	$ 1,110,000	$ 600,000
Valuation allowance	(1,110,000)	(600,000)
Total deferred tax net	$ --	$ --

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	2005	2004
Statutory federal income tax rate	(34.0%)	(34.0%)
Non deductible expense	1.0%	0.0%
Change in valuation allowance	33.0%	34.0%
Effective tax rate	0.0%	0.0%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

We executed a lease for our office and manufacturing facilities in December of 2005. This is a three-year lease with renewal options. Future rent payments on non-cancelable operating leases with an initial or remaining term of greater than one year is as follows: 2006- $73,791; 2007 and 2008 - $71,791 per year.