Form 10QSB
period 2006-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2006-05-18
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0200471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4235 Commerce Street

Little River, South Carolina 29566

(Address of principal executive offices)

(843) 390-2500

(Issuer’s telephone number)

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

Yes             No     X

The number of shares of Common Stock, $0.001 par value, outstanding on May 9, 2006, was 36,697,793 shares.

Transitional Small Business Disclosure Format (check one):

Yes            No       X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Balance Sheet

March 31, 2006
(Unaudited)
Assets
Current Assets:
Cash	$ 104,249
Accounts receivable	14,688
Inventory	148,340
Deposits and prepaid assets	137,762
Total current assets	405,039

Equipment:
Equipment	14,695
Accumulated depreciation	(4,645)
Total equipment	10,050

Other assets:
License agreement net of accumulated amortization of $13,136	61,864
$ 476,953
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 193,717
Accrued liabilities	30,109
Notes payable	86,275
Total current liabilities	310,101

Stockholders' Equity
Common stock 200,000,000 shares authorized par value $.001, 36,697,793 shares issued and outstanding	36,698
Unamortized cost of stock and warrants issued for services	(12,908)
Paid-in-capital	3,884,484
Retained deficit	(3,741,422)

Total stockholders' equity	166,852
Total liabilities and stockholders' equity	$ 476,953

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Operations

Unaudited

	Three Months Ended March 31,
	2006	2005
Sales	$ 112,976	$ 61,370
Cost of goods sold	37,682	30,075
Gross profit	75,294	31,295

Professional and administrative fees	146,101	213,056
Salary	134,618	81,641
Depreciation and amortization	2,354	4,932
Research and development	1,043	14,500
Office & miscellaneous expense	104,073	75,430
Total operating expense	388,189	389,559

Loss from operations	(312,895)	(358,264)

Other (income) expense:
Interest income	(418)	(500)
Interest expense	4,602	4,724
Total other expense	4,184	4,224

Net loss	$ (317,079)	$ (362,488)

Net loss per share basic and diluted	$ (0.01)	$ (0.02)

Weighted average shares outstanding	35,281,126	18,839,585

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Cash Flows

Unaudited

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (317,079)	$ (362,488)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	1,924	4,933
Amortization of stock & warrants issued for consulting	36,188	-
Beneficial conversion	515	-
Stock issued for services	-	130,300
Changes in operating assets and liabilities:
Cash restricted	50,000	-
Accounts receivable	(13,642)	(31,384)
Inventory	8,199	(4,845)
Deposits and prepaid assets	(22,390)	915
Accounts payable	121,965	(2,565)
Accrued liabilities	(7,651)	83,087
Cash used in operating activities	(141,971)	(182,047)
Cash flows from investing activities:
Purchase of equipment	(1,650)	(1,586)
Cash used in investing activities	(1,650)	(1,586)
Cash flows from financing activities:
Payments on long-term debt	-	(2,825)
Bank line of credit, net	-	30,000
Increase in notes payable, net	-	65,000
Proceeds from the sale of common stock	125,000	83,500
Cash provided by financing activities	125,000	175,675
Decrease in cash	(18,621)	(7,958)
Cash beginning of period	122,870	179,251
Cash end of period	$ 104,249	$ 171,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,795	$ 4,724

Noncash financing activities:
Stock issued to employees	$ -	$ 2,800

 See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2005.

The financial statements include our wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Notes payable

We borrowed $50,000 from United Capital Group, Inc. on February 1, 2005, with repayment due February 16, 2005. On June 16, 2005 we entered into a promissory note agreement to extend the maturity to January 16, 2006. The balance at March 31, 2006 is $36,000 and the interest rate is 6%. As of March 31, 2006, the note was in default.

We have a line of credit from Crescent Bank in the amount of $50,275 with interest at prime plus 1%. At March 31, 2006, the line of credit balance outstanding was $50,275.

Note 4 – Common stock and warrants

On July 21, 2005, we issued 400,000 shares of our common stock to CEOcast, Inc. pursuant to an agreement to provide investor relation services for a six-month period. The value of the stock on the date of the agreement was $.22 per share. The consulting cost was valued at $88,000 and will be amortized over the life of the agreement. At March 31, 2006, we had no remaining unamortized consulting cost. We recorded $9,778 of professional fees during the quarter ended March 31, 2006 relating to this transaction.

On September 20, 2005, we entered into a translation and business consulting agreement with Mr. Goran Blagojevic. The term of the agreement was for five months, later extended for an additional 3 months. Mr. Blagojevic received 200,000 shares of our common stock and 200,000 “A” warrants. The value of the stock on the date of the

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

agreement and the date of the extension was used to value the stock. The stock value was $45,000 and this was recorded as unamortized consulting cost. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model. We are amortizing the consulting cost over the period of the contract. We recorded $26,400 of professional fees for the quarter ended March 31, 2006 relating to this transaction. The Unamortized consulting cost at March 31, 2006 was $12,908.

During the quarter ended March 31, 2006, we sold 500,000 shares of our common stock for $.10 per share and 1,000,000 shares for $.075 per share. We also received $75,000 on a convertible note that had 1,000,000 shares (price of $.075 per share) of our stock issued to the lendor on the day the note was executed. The shares equaled the conversion price and we recorded this as a conversion.

At March 31, 2006, we had the following options and warrants outstanding:

“A” Warrants-	3,415,000 to purchase stock at $0.50 per share
“B” Warrants-	3,215,000 to purchase stock at $1.00 per share
“C” Warrants-	5,500,000 to purchase stock at $0.25 per share
Other Warrants-	100,000 to purchase stock at $0.23 per share
50,000 to purchase stock at $0.20 per share
50,000 to purchase stock at $0.15 per share

Note 5-License agreement

On September 4, 2003, the Company entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules or FEMs), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that licensor/supplier shall retain the exclusive right to manufacture/assemble FEMs and to supply FEMs to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the quarter ended March 31, 2006 was $1,272.

Note 6-Deposits

We have recorded a deposit of $84,000 paid to SPDG Naturol Ltd, not related to any of our companies, for an extraction plant with a capacity of 150 liters. We have not received this plant as of March 31, 2006.

Note 7-Related party transactions

We entered into a consulting agreement on August 1, 2005 with a shareholder for the purpose of raising capital. The agreement is for one year and monthly payments will be $2,500.

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

In 2005, we loaned a stockholder $22,500 on a demand note with interest at 6%. The outstanding balance was $20,000 as of March 31, 2006.

Note 8 –Commitments and contingencies

We executed a lease for our office and manufacturing facilities in December of 2005. This is a three-year lease with renewal options. Future rent payments on non-cancelable operating leases with an initial or remaining term of greater than one year is as follows: 2006 - $73,791; 2007 - $71,791; and 2008 - $71,791.

Note 9- Subsequent Event

Subsequent to March 31, 2006, we sold 2,356,250 shares of our common stock for $0.08 per share.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Report references to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100% owned subsidiary I.E.T., Inc.

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. has evolved over a period of approximately three years from a development stage company to a two-division income-generating technology company. We have focused our attentions on several critical issues:

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

Our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the first quarter of 2006 we had cash available of $104,249. Our cash requirements on a monthly basis are approximately $70,000.

We have incurred losses since inception. At the end of the first quarter ended March 31, 2006, we had a net loss of $317,079 as compared to a net loss of $362,488 for the same period in 2005. This 13% decrease in overall losses is the result of increased sales.

Management intends to closely monitor the costs associated with the production of EcaFloTM devices in an attempt to minimize capital shortages. Capital from investment financing through stockholders exercising their “A” warrants, may contribute funds for our working capital needs. As we continue to expand operational activities, we anticipate experiencing negative cash flows from operations, and we may be required to fund operations from bank borrowings or continued equity sales.

There can be no assurance that subsequent financing would be available, or if it is available, that it would be on acceptable terms. If additional financing is not available or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels without significant changes to our business plan.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2006 and 2005.

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Sales	$ 112,976	$ 61,370	$ 51,606	84%

Our sales in 2006 increased 84% as the result of having more products available for sale. We have a sales backlog at March 31, 2006 of $96,000. Our total orders for the first quarter of 2006 were approximately $209,000. We anticipate increased sales of our existing product line during 2006 and we currently have developed new equipment which will be marketed upon successful completion of testing.

Cost of goods sold

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Cost of goods sold	$ 37,682	$ 30,075	$ 7,607	25%

Our cost of goods sold in the three month period ended March 31, 2006 was higher than 2005, however, our cost as a percentage of sales decreased as we were able to become more efficient.

Gross profit

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Gross profit	$ 75,294	$ 31,294	$ 43,999	141%

Our gross profit margin ratio in 2006 was approximately 67% as compared to 51% in 2005 as a result of additional sales volume without corresponding fixed cost increases.

Operating expenses

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Professional fees	$146,101	$213,056	$(66,955)	(31)%
Salary	134,618	81,641	52,977	65%
Depreciation and Amortization	2,354	4,932	(2,578)	(52)%
Research and development	1,043	14,500	(13,457)	(93)%
Office and miscellaneous	104,073	75,430	28,643	38%

Total operating expenses	$388,189	$389,559	$(1,370)	0%

Total operating expense for the three-month period ended March 31, 2006 decreased by $1,370 over the same period in 2005. Our overhead is basically the same as in the first quarter of 2005 because in 2005 we began functioning as an operating company. We believe we will maintain similar operating costs as in 2005 because management is cognizant of our cash requirements and will continue to closely monitor costs.

Other expense

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Other expense	$4,184	$4,224	$(40)	(1%)

Our other expense is virtually the same as in 2005 and will increase only if we have additional borrowings.

Net loss

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Net loss	$317,079	$362,488	$(45,409)	(13%)

Our net loss for the three-month periods ended March 31, 2006 and 2005 was $317,079 and $362,488, respectively, for a decrease in net loss in the amount of $45,409.

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

Our focus has been re-directed from providing small water purification units to the markets at-hand: storm-water treatment, wastewater treatment, petroleum industry applications and food/beverage sanitation opportunities. FEM’s (flow-through electrolytic modules) continue to be the main components of the EcaFlo™ Division equipment product line. We have established vendor relations with domestic suppliers for the other components that are used in our equipment. Engineering and design work on our 4-, 8-, 16-, 24- and 32-FEM devices are complete. Parts have been ordered, received and assembled to continue producing our EcaFlo™ models 40, 40SS, 080, 080 LP, 160 MLP, 160 LP, 160, and 240, while continuing development of the EcaFlo™ models 320, 480, 640 and 960.

We are also marketing our FEM-3 ECA devices to potential customers outside of our exclusive application areas for purposes of determining the existence and size of such markets.

On January 19, 2006, we entered into a two year supply agreement for our EcaFlo™ devices with Layne Christensen Company, a water services provider. On January 26, 2006, we sold our first EcaFlo™ Model 080 to Layne Christensen. We have delivered our equipment to Layne’s associated labs in Ottawa, Kansas, where empirical data continues to be compiled for Layne’s use in developing effective sales strategies for furthering EcaFlo™ equipment applications and sales as we move along in the NSF-61 and UL certification processes for our EcaFlo™ equipment.

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

Our cash used in operating activities for the first quarter ended March 31, 2006 was $141,971 as compared to $182,047 for same period in 2005. This decrease was related to us having more business activities and not having as large of an operating loss in the quarter as compared to the similar quarter last year.

We acquired $1,650 of equipment in 2006 and $1,586 in 2005. We anticipate that we will need to acquire additional equipment to support our growing operations.

Our financing activities in 2006 came from selling shares of our common stock totaling $125,000. In 2005 for the first quarter we had net borrowings of $92,175 and sales of stock of $83,500. The decrease in cash provided by financing activities relates to our plan to finance our business activities internally rather than relying solely on the equity market or by increased borrowings.

Financing. On February 1, 2005, we entered into a Promissory Note with United Capital Group, Inc. for the principal amount of $50,000. Pursuant to the note we promised to pay to the order of United Capital Group, Inc. the sum of $50,000 together with interest thereon at 6% per annum on any unpaid balance. According to the note the outstanding principal and accrued but unpaid interest was due and payable on February 16, 2005. On June 16, 2005, we entered into another promissory note to extend the maturity date to January 16, 2006. Pursuant to the new note, United Capital may convert the note into shares of our common stock. At the option of the holder any amounts owed under the promissory note that are not paid in full may be converted into shares of our common stock at the rate of one share for each $0.10 of indebtedness converted. We also agreed to issue 50,000 shares of our common stock to United Capital. The 50,000 shares were issued on July 13, 2005. The balance at March 31, 2006 is $36,000 and the interest rate is 6%. As of March 31, 2006, the note was in default.

On March 27, 2006, we executed a Convertible Promissory Note with Hope Capital, a Company owned by one of our stockholders, for the principal amount of $75,000. On March 27, 2006, we issued 1,000,000 shares of our restricted common stock to Hope Capital to be held as collateral, subsequent to the end of the quarter, Hope Capital converted the note and retained the 1,000,000 shares.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2006, our cash balance was $104,249. We believe that this amount will only provide sufficient cash for two months. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. As we continue to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings, giving consideration to loans and working diligently to move sales ahead to the extent necessary to provide working capital.

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

EcaFlo™ Division

Product development within this division has moved ahead at a rapid pace. As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFlo™ devices and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. We have passed the design/engineering stage for specific 4-, 8-, 16-, 24- and 32-FEM EcaFlo™ devices and our engineering department has finalized vendor relations with strategic suppliers while moving forward with NSF-61 and UL certification. Our administrative service department has finalized credit relations with these vendors in order to receive ordered parts by purchase order, and, as these device components have been received, the engineering department has assembled the 4-, 8-, 16-, 24- and 32-FEM units and tested the devices in our own “shop.” Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFlo™ devices with a firm confidence level, in addition to allowing us the opportunity to modify existing EcaFlo™ equipment to meet customer demand.

On January 24, 2006, we issued a press release announcing that we entered into a two year supply agreement for our EcaFlo™ devices with Layne Christensen Company, a water services provider. On January 26, 2006, we sold our first EcaFlo™ Model 080 to Layne Christensen. We have delivered our equipment to Layne’s associated labs in Ottawa, Kansas, where empirical data continues to be compiled for Layne’s use in developing effective sales strategies for furthering EcaFlo™ equipment applications and sales

On January 31, 2006, we issued a press release announcing the sale of our first EcaFlo™ Model 240 to Consolidated Oil Well Services, Inc., a wholly-owned subsidiary of Infinity Energy Resources, Inc.

On March 2, 2006, we issued a press release announcing the sale of an EcaFlo™ Model 080 to Petrol Oil and Gas, Inc.

On March 7, 2006, we issued a press release announcing the sale of four (4) EcaFlo™ Model 160 LP devices to Unitherm Food Systems, Inc. of Bristow, Oklahoma.

On March 15, 2006, we issued a press release announcing the sale of two (2) EcaFlo™ Model 160 MLPs to a company specializing in the introduction of Electro-Chemical Activation solutions into food processing applications.

Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel were able to produce test results showing potential customers that aliquots of petroleum well “frac” waters that were treated with a 1% EcaFlo™ device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into “frac water.” The petroleum industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer’s representative/sales and distribution agent.

On May 1, 2006, we received an official Phase I award from the United States Department of Agriculture, Small Business Innovation Research program, for specific research relative to the potential for commercialization of EcaFlo™ equipment for use in the agricultural industry for environmentally-responsible fungi management of fruit crops. In addition, we are engaged with UL for obtaining certifications (UL and NSF-61) of our EcaFlo™ equipment for use in the water treatment industry.

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

Consultants

JJ Viljoen. On March 15, 2006, we entered into a consulting agreement with JJ Viljoen wherein JJ Viljoen agreed to provide us with services which include imparting technical and scientific expertise to our management; engineering and sales/marketing departments; research and development activities as they relate to the continued development of our EcaFlo™ Division, including working closely with other scientists, university interns and research assistants, as well as research funding sources and customers. The term of the agreement is for 3 months terminating on June 30, 2006. We agreed to compensate JJ Viljoen with $5,000 a month, paid on the 1st of each month in advance of services rendered and to include the remainder of March in a pro-rated manner totaling $2,580.80. In addition, we agreed to issue 50,000 shares of our common stock to JJ Viljoen as a sign-on bonus.

Ocean Avenue Advisors, LLC. On March 27, 2006, we executed a Financial Consulting Agreement with Ocean Avenue Advisors, LLC. (“OAA”), wherein OAA agreed to serve as our financial consultant. We agreed to compensate OAA with $6,250 upon execution of the agreement and $6,250 every two weeks for sixty days, to total $25,000. In the event that OAA introduces the Company to a lender or equity purchaser, which ultimately finances or causes the completion of such financing, OAA shall be entitled to a finder’s fee in the amount of 10% of the total gross of the funding by such lender or equity purchaser. The term of the agreement is for 90 days from the date of execution.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options and our ability to realize revenue that would allow us to not impair our license agreement asset. In the first quarter of 2006 we had no issuances of warrants or options. Based on our analysis of future cash flow we believe that there are no impairments of any assets at March 31, 2006.

Off-Balance Sheet Arrangements.

As of March 31, 2006, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As we move forward in production stage business operations, even with our good faith efforts, potential investors have a high possibility of losing their investment.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
(	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
(	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2006, we sold 500,000 shares of our restricted common stock at $0.10 per share to 3 accredited investors for a total purchase price of $50,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. The 500,000 shares were issued on March 27, 2006.

On March 27, 2006, we issued 1,000,000 shares of our restricted common stock to Hope Capital to be held as collateral against a promissory note in the amount of $75,000, dated March 27, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Subsequent to the quarter end, Hope Capital converted the note and retained the 1,000,000 shares.

Subsequent Issuances

Between April and May 2006, we sold 2,356,250 shares of our restricted common stock at $0.08 per share to 11 accredited investors for a total purchase price of $188,500, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 17, 2006, Paul Branagan, one of our Directors informed us he will not be standing for reelection as a Director at our next annual meeting. Mr. Branagan’s decision not to stand for reelection was not the result of any disagreement with management or our board of directors.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

Reports on Form 8-K

Form 8-K filed on May 11, 2006; Sale of Securities.

Form 8-K filed April 5, 2006; Press Releases dated March 22 & 29, 2006.

Form 8-K filed March 15, 2006; Press Releases dated March 2, 7, & 15, 2006.

Form 8-K filed February 23, 2006; Press Release dated February 23, 2006.

Form 8-K filed February 1, 2006; Press Release dated January 31, 2006.

Form 8-K filed January 27, 2006; Press Releases dated January 24 & 26, 2006.

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

Date: May 18, 2006