Form 10QSB
period 2006-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2006-08-14
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0200471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4235 Commerce Street

Little River, South Carolina 29566

(Address of principal executive offices)

(843) 390-2500

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 4, 2006, was 40,237,793 shares.

Transitional Small Business Disclosure Format (check one):     Yes ☐      No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Balance Sheet

June 30,
2006
(Unaudited)
Assets
Current Assets:
Cash	$ 65,639
Accounts receivable	3,770
Inventory	133,400
Deposits and prepaid assets	106,453

Total current assets	309,262

Equipment
Equipment	14,695
Accumulated depreciation	(5,297)

Total equipment	9,398

Other assets:
License agreement net of accumulated amortization of $14,407	60,593

$ 379,253
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 176,856
Accrued liabilities	7,228
Notes payable	103,774

Total current liabilities	287,858

Stockholders' Equity
Common stock 200,000,000 shares authorized
par value $0.001, 38,929,043 shares issued and outstanding	38,929
Stock bought not issued, 1,165,728 shares	1,166
Unamortized cost of stock and warrants issued for consulting services	(46,821)
Paid-in capital	4,164,755
Retained deficit	(4,066,634)
Total stockholders' equity	91,395

Total liabilities and stockholders' equity	$ 379,253

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Operations

Unaudited

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$ 119,397	$ 20,692	$ 232,373	$ 82,062
Cost of goods sold	76,737	9,055	114,419	39,130

Gross profit	42,660	11,637	117,954	42,932

Professional and administrative fees	108,744	54,547	254,846	267,603
Salary	127,774	109,127	262,392	190,768
Depreciation and amortization	1,923	5,359	4,277	10,291
Research and development	24	17,201	1,066	31,701
Office & miscellaneous expense	127,957	106,154	232,030	181,584

Total operating expense	366,422	292,388	754,611	681,947

Loss from operations	(323,762)	(280,751)	(636,657)	(639,015)

Other (income) expense:
Interest income	(444)	-	(862)	(500)
Interest expense	1,894	29,397	6,496	34,121

Total other expense	1,450	29,397	5,634	33,621

Net loss	$ (325,212)	$ (310,148)	$ (642,291)	$ (672,636)

Net loss per share basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average shares outstanding	38,654,630	23,022,274	35,915,433	22,030,992

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Cash Flows

Unaudited

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (642,291)	$ (672,636)
Adjustments to reconcile net loss to net cash
used in operating activities -
Depreciation and amortization	4,277	10,291
Beneficial conversion	-	7,500
Stock issued for services	2,275	130,300
Changes in operating assets and liabilities:
Cash restricted	50,000	-
Accounts receivable	(2,724)	-
Inventory	23,139	(14,960)
Deposits and prepaid assets	8,489	915
Accounts payable	105,104	32,345
Accrued liabilities	(30,532)	38,814

Cash used in operating activities	(482,263)	(467,431)

Cash flows from investing activities:
Purchase of equipment	(1,650)	(2,085)

Cash used in investing activities	(1,650)	(2,085)

Cash flows from financing activities:
Payments on long-term debt	-	(5,218)
Bank line of credit, net	-	50,000
Increase in notes payable, net	18,015	184,264
Proceeds from the sale of common stock	408,667	300,745

Cash provided by financing activities	426,682	529,791

Decrease in cash	(57,231)	60,275

Cash beginning of period	122,870	179,251

Cash end of period	$ 65,639	$ 239,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,795	$ 10,507

Noncash financing activities:
Stocks issued to employees	$ -	$ 2,800
Stock issued for services	43,668	6,000
Beneficial conversion	-	7,500

See notes to condensed consolidated financial statements

Integrated Enviromental Technologies, Ltd.

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

Note 3 – Notes payable

We borrowed $50,000 from United Capital Group, Inc. on February 1, 2005 with repayment due February 16, 2005. On June 16, 2005, we entered into a promissory note agreement to extend the maturity to January 16, 2006. The balance at June 30, 2006 was $36,000 and the interest rate was 6%. As of June 30, 2006, the note was in default, however, on July 26, 2006 United Capital Group converted the unpaid balance, unpaid interest and additional fees into our common stock (see Note 9 Subsequent Events) thereby paying the note in full.

We have a line of credit from Crescent bank in the amount of $50,275 with interest at prime plus 1%. At June 30, 2006, the line of credit balance outstanding was $50,275.

Note 4 – Common stock and warrants

On July 21, 2005, we issued 400,000 shares of our common stock to CEOcast, Inc. pursuant to an agreement to provide investor relation services for a six-month period. The value of the stock on the date of the agreement was $0.22 per share. The consulting cost was valued at $88,000 and will be amortized over the life of the agreement. At June 30, 2006, we had no remaining unamortized consulting cost. We recorded $9,778 of professional fees during the six months ended June 30, 2006 relating to this transaction.

On September 20, 2005, we entered into a translation and business consulting agreement with Mr. Goran Blagojevic. The term of the agreement was for five months, later extended for an additional 3 months. Mr. Blagojevic received 200,000 shares of our common stock and 200,000 “A” warrants. The value of the stock on the date of the agreement and the date of the extension was used to value the stock. The stock value was $45,000 and this was recorded as unamortized consulting cost. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model. We are amortizing the consulting cost over the period of the contract. We recorded $35,670 of professional fees for the six months ended June 30, 2006 relating to this transaction. The unamortized consulting cost at June 30, 2006 was $3,638.

On June 14, 2006, we entered into a consulting agreement with Red River Capital Partners (RRC) to provide financial advisory, capital advisory and investment banking services. The term of the agreement is 270 days and can be extended. Fees for the services includes 396,978 shares of our common stock (which was unissued on June 30, 2006), monthly cash payments and fees to be paid only if capital is raised by RRC. The value of the stock was based on our closing market price on June 28, 2006 (the day the stock was earned) and totaled $43,668. We recorded $485 of professional fees for the six months ended June 30, 2006 relating to this transaction. The unamortized consulting cost at June 30, 2006 was $43,183.

During the six months ended June 30, 2006, we sold 500,000 shares of our common stock for $.10 per share, 1,000,000 shares for $0.075 per share and 3,000,000 shares for $0.08 per share.

At June 30, 2006 we had the following options and warrants outstanding:

"A" Warrants-	3,415,000 to purchase common stock at $0.50 per share
"B" Warrants-	3,215,000 to purchase common stock at $1.00 per share
"C" Warrants-	5,500,000 to purchase common stock at $0.25 per share
Other Warrants-	100,000 to purchase common stock at $0.23 per share 50,000 to purchase common stock at $0.20 per share 50,000 to purchase common stock at $0.15 per share

Note 5-License agreement

On September 4, 2003, the Company entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology, Ltd. (supplier) whereby the company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble with the exceptions of flow-through electrolytic modules FEM, market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM’s and to supply FEM’s to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the six months ended June 30, 2006 was $2,543.

Note 6-Deposits

We have recorded a deposit of $84,000 paid to SPDG Naturol, Ltd., not related to any of our companies, for an extraction plant with a capacity of 150 liters. We have not received this plant as of June 30, 2006.

Note 7-Related party transactions

We entered into a consulting agreement on August 1, 2005 with a shareholder for the purpose of raising capital. The agreement is for one year and monthly payments will be $2,500.

In 2005, we loaned a stockholder $22,500 on a demand note with interest at 6%. The outstanding balance was $0 as of June 30, 2006.

In May 2006, a company owned by a shareholder loaned us $17,500 on a demand note with interest at 6%.

Note 8 –Commitments and contingencies

We executed a lease for our office and manufacturing facilities in December of 2005. This is a three-year lease with renewal options. Future rent payments on non-cancelable operating leases with an initial or remaining term of greater than one year are as follows: 2006 - $73,791; 2007 - $71,291; and 2008 - $71,291.

Note 9- Subsequent Event

On July 26, 2006, United Capital converted its note, unpaid interest and fees of $40,500 into 540,000 shares of our common stock at a conversion rate of $.075 per share. We also paid additional interest of $326.

On August 7, 2006 the Board of Directors authorized the issuance of 544,000 shares of our stock to employees.

Subsequent to the end of the quarter, we placed ECT on notice that we were terminating our license with them within 60 days of such notice.

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. has evolved over a period of approximately three years from a development stage company to a two-division income-generating technology company. We have focused our attentions on several critical issues:

•	Raising equity capital;
•	Developing our abilities to construct the equipment required for our EcaFloTM Division;
•	Developing and enhancing our testing protocol with Coastal Carolina University in regards to our EcaFloTM technology;
•

Developing a relationship with Clemson University to produce testing assistance with our Essential Oils Extraction Division and research assistance on the agricultural side of the EcaFloTM Division; and

•	Commencing the process of developing a brand identity and sales campaign through the appearance at various trade shows.

Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

We have incurred losses since inception. At the end of the second quarter ended June 30, 2006, we had a net loss of $325,212 as compared to a net loss of $310,148 for the same period in 2005.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

INCOME:

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%
Sales	$ 119,397	$ 20,692	$ 98,705	477%

Cost of Goods Sold	76,737	9,055	67,682	747%

Gross Profit	42,660	11,637	31,023	267%

Gross Profit Percentage of Sales	36%	56%	--	(20%)

Sales

Our sales for the three months ended June 30, 2006 were $119,397 compared to sales of $20,692 in the three months ended June 30, 2005. This resulted in an increase in sales of $98,705, or 477%, from the same period a year ago. We believe our sales will continue to increase in subsequent quarters. We have had customers reorder products from us and we continue to seek additional distribution alternatives.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended June 30, 2006 was $76,737, an increase of $67,682, or 747% from $9,055 for the three months ended June 30, 2006. Our cost of goods sold will increase as our sales increase. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

Gross profit as a percentage of sales decreased from 56% for the three months ended June 30, 2005 to 36% for the three months ended June 30, 2006. We monitor our gross profit margins and we believe that the margins will improve with future sales.

EXPENSES:

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%
Expenses:
Professional fees and administrative fees	$ 108,744	$ 54,547	$ 54,197	99%
Salary	127,774	109,127	18,647	17%
Depreciation and Amortization	1,923	5,359	(3,436)	(64%)
Research and development	24	17,201	(17,177)	(100%)
Office and miscellaneous	127,957	106,154	21,803	21%

Total operating expenses	$ 366,422	$ 292,388	$ 74,034	25%

Loss from operations	(323,762)	(280,751)	43,011	15%

Other (income) expense:
Interest income	(444)	-	444	-
Interest expense	1,894	29,397	(27,503)	(94%)
Total other expense	1,450	29,397	(27,947)	(95%)

Net loss	$ (325,212)	$ (310,148)	$15,064	5%

Professional Fees and Administrative Fees

Professional fees and administrative fees for the three months ended June 30, 2006 were $108,744, an increase of $54,197, or 99%, from $54,547 for the three months ended June 30, 2005. The increase in professional fees and administrative fees was the result of additional regulatory filings in the quarter and consulting costs from outside services. Whenever possible we are trying to reduce outside consultants but we will still need some assistance as we do not have the expertise in house yet.

Salary Expenses

Salary expenses for the three months ended June 30, 2006 was $127,774, an increase of $18,647, or 17%, from $109,127 for the three months ended June 30, 2005. The increase in salary expenses was the result of additional employees. We expect salary expense to increase in the future as the Company grows and as production increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2006 was $1,923, a decrease of $3,436, or 64%, from $5,359 for the three months ended June 30, 2005. Depreciation and amortization expenses decreased because we sold our building and are now renting .

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2006 was $24, a decrease of $17,177, from $17,201 for the three months ended June 30, 2005. The decrease in research and development expenses was the result of no further development done in the quarter. We do not expect any major research and development projects in 2006 because we are concentrating on increasing the sales of existing products.

Loss from Operations

The loss from operations for the three months ended June 30, 2006 was $323,422, versus a loss from operations of $280,751 for the three months ended June 30, 2005, a change in loss from operations of $43,011 or 15%. The increase in the loss from operations in 2006 was the result of additional operating expenses as compared to 2005.

Other Expense

Other expenses for the three months ended June 30, 2006 were $1,450 as compared to $29,397 for the same period in 2005. Our interest expense in 2005 was high because of temporary working capital loans that had a large interest rate and fees and we had a mortgage when we owned the building where our business is located.

Net Loss

Our net loss for the three months ended June 30, 2006 was $325,212, an increase of $15,064, or 5%, from $310,148 for the three months ended June 30, 2005. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Results of Operations for the Six Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

INCOME:

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%
Sales	$ 232,373	$ 82,062	$ 150, 311	183%

Cost of Goods Sold	114,419	39,130	75,289	192%

Gross Profit	117,954	42,932	75,022	175%

Gross Profit Percentage of Sales	51%	52%	--	(1%)

Sales

Our sales for the six months ended June 30, 2006 were $232,373 compared to sales of $82,062 in the six months ended June 30, 2005. This resulted in an increase in sales of $150,311, or 183%, from the same period a year ago. Our sales have increased over a year ago and we believe that revenue will continue to increase in the future as we are able to market more products through different ways of distribution.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the six months ended June 30, 2006 was $114,419, an increase of $75,289, or 192% from $39,130 for the six months ended June 30, 2006. Our cost of goods sold increased because we have additional sales and we are monitoring the cost of our product and the pricing structure of our products.

Gross profit as a percentage of sales was virtually unchanged from the preceding period. We believe this is a good trend because of the increase in revenue and will attempt to maintain the high margins we currently have with increased sales.

EXPENSES:

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%
Expenses:
Professional fees	$ 254,846	$ 267,603	$ (12,757)	(5%)
Salary	262,392	190,768	71,624	38%
Depreciation and Amortization	4,277	10,291	(6,014)	(58%)
Research and development	1,066	31,701	(30,635)	(97%)
Office and miscellaneous	232,030	181,584	50,446	28%

Total operating expenses	$ 754,611	$ 681,947	$ 72,664	11%

Loss from operations	(636,657)	(639,015)	(2,358)	-

Other (income) expense:
Interest income	(862)	(500)	362	72%
Interest expense	6,496	34,121	(27,625)	(81%)
Total other expense	5,634	33,621	(27,987)	(83%)

Net loss	$(642,291)	$ (672,636)	(30,345)	(5%)

Professional Fees and Administrative Fees

Professional fees and administrative fees for the six months ended June 30, 2006 were $254,846, a decrease of $12,757, or 5%, from $267,603 for the six months ended June 30, 2005. Professional fees and administrative fees decreased slightly in the 2006 fiscal year to date mainly because of timing of regulatory filings and the utilization of outside consultants. We believe we will need to use outside services but are attempting to restrict this use as mush as possible.

Salary Expenses

Salary expenses for the six months ended June 30, 2006 was $262,392, an increase of $71,624, or 38%, from $190,768 for the six months ended June 30, 2005. Salaries increased as we need to grow our Company and to do this we need additional employees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2006 was $4,277, a decrease of $6,014, or 58%, from $10,291 for the six months ended June 30, 2005. When we sold our building in the 4th quarter of 2005 we knew our depreciation would decrease. This also accounts for a large portion of the increase in office and miscellaneous as we are now paying rent.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2006 was $1,066, a decrease of $30,635, or 97%, from $31,701 for the six months ended June 30, 2005. Research and development costs have declined as we are concentrating on existing products rather than on future products.

Loss from Operations

The loss from operations for the six months ended June 30, 2006 was $636,657, versus a loss from operations of $639,015 for the six months ended June 30, 2005, a change in loss from operations of $2,358. We incurred a loss for fiscal 2006 similar to 2005 because we had additional revenue that offset the additional cost. We continue to strive to bring the Company to become a profitable company.

Other Expense

Other expenses for the six months ended June 30, 2006 were $5,634 as compared to $33,621 for the same period in 2005. Other expense declined because of less interest than in 2005 when we had temporary loans at high interest rates and a mortgage on a building. For the remainder of 2006 we expect to have additional interest if we need to borrow money in order to increase production or maintain the business operations.

Net Loss

Our net loss for the six months ended June 30, 2006 was $642,291, a decrease of $30,345, or 5%, from $672,636 for the six months ended June 30, 2005. Our anticipations are to continue the trend of reducing and eliminating net losses.

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

EcaFlo™ Division:

During the quarter ended June 30, 2006, we maintained a license for the following applications: (a) water purification units producing small volumes per hour of potable water; (b) residential water purification units; (c) water purification units for use by small businesses such as offices, motels and restaurants, and state and local government facilities, not including municipal water systems; (d) the disinfection of storm water runoff; and (e) the decontamination of oil well water. We have also been allowed to market our FEM-3 ECA devices to potential customers outside of our exclusive application areas for purposes of determining the existence and size of such markets.

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

Subsequent to the end of the quarter, we placed ECT on notice that we were terminating our license with them within 60 days of such notice. The notice was prompted by ECT’s insolvency and our inability to agree on an expanded license. We intend to continue purchasing FEM-3 units directly from the Laboratory of Electrotechnology Ltd. (“LET”); however, we are currently negotiating for the purchase of replacement/backup technology to be utilized in place of the FEM-3 units from LET.

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

In the first half of fiscal 2006 we used equity sales of $408,667 to provide the capital we needed to run the business. What we need in the future to do is pretty basic in that we have to have enough revenue generated from the sales of our products in order for us to not have to sell additional stock or obtain additional loans. Management is working on this and believes that we should be able to generate enough capital internally so we won’t have to sell shares each quarter.

Financing. On February 1, 2005, we entered into a Promissory Note with United Capital Group, Inc. for the principal amount of $50,000. Pursuant to the note we promised to pay to the order of United Capital Group, Inc. the sum of $50,000 together with interest thereon at 6% per annum on any unpaid balance. According to the note the outstanding principal and accrued but unpaid interest was due and payable on February 16, 2005. On June 16, 2005, we entered into another promissory note to extend the maturity date to January 16, 2006. Pursuant to the new note, United Capital may convert the note into shares of our common stock. At the option of the holder any amounts owed under the promissory note that are not paid in full may be converted into shares of our common stock at the rate of one share for each $0.10 of indebtedness converted. We also agreed to issue 50,000 shares of our common stock to United Capital. The 50,000 shares were issued on July 13, 2005. On July 26, 2006, United Capital converted its note, unpaid interest and fees of $40,500 into 540,000 shares of our restricted common stock at a conversion rate of $0.075 per share. The 540,000 shares were issued on August 1, 2006. We also paid additional interest of $326.

On March 27, 2006, we executed a Convertible Promissory Note with Hope Capital, a Company owned by one of our stockholders, for the principal amount of $75,000. On March 27, 2006, we issued 1,000,000 shares of our restricted common stock to Hope Capital to be held as collateral, subsequent to the end of the quarter, Hope Capital converted the note and retained the 1,000,000 shares.

On June 30, 2006, we executed a loan agreement with 3GC, Ltd., a Company owned by one of our stockholders, for the principal amount of $17,500. Pursuant to the note we promised to pay to the order of 3GC, Ltd. the sum of $17,500 together with interest thereon at 6% per annum on or by August 31, 2006.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2006, our cash balance was $65,639. Our plan for satisfying our cash requirements for the next twelve months is through additional revenues from sales and barring that equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We currently employ 9 full time employees, 5 part time employees, and 2 sales representatives. The 9 full time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part time employees are within our production department; and one of our consultants provides technical/scientific support to the EcaFlo™ Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

Consultants

EGR International. On June 22, 2005, we entered into a consulting agreement with EGR International, Ltd., wherein EGR agreed to provide our Executive Vice President and Vice President of Operations with assistance in marketing our EcaFloTM devices, assistance in establishing a network of interested and qualified clientele, and promotional activities such as advertising, sales and marketing efforts. We agreed to compensate EGR $2,500 per month. The term of the agreement commenced on June 22, 2005 and was originally scheduled to terminate on September 30, 2005. On September 7, 2005, by mutual consent in addendum form, the agreement was extended through October 18, 2005 with no further compensation in order to obtain agreed upon hours of consulting expertise. Subsequently on October 17, 2005, we executed another addendum extending the termination date to October 31, 2005. On November 28, 2005, we executed another addendum extending the termination date to December 31, 2005 and on January 5, 2006 we again extended the termination date to June 30, 2006 and on June 30, 2006 it was once again extended to July 31, 2006. Compensation remained at $2,500 per month.

JJ Viljoen. On March 15, 2006, we entered into a consulting agreement with JJ Viljoen wherein JJ Viljoen agreed to provide us with services which include imparting technical and scientific expertise to our management; engineering and sales/marketing departments; research and development activities as they relate to the continued development of our EcaFlo™ Division, including working closely with other scientists, university interns and research assistants, as well as research funding sources and customers. The term of the agreement was for 3 months terminating on June 30, 2006. We agreed to compensate JJ Viljoen with $5,000 a month, paid on the 1st of each month in advance of services rendered and to include the remainder of March in a pro-rated manner totaling $2,580.80. In addition, we agreed to issue 50,000 shares of our common stock to JJ Viljoen as a sign-on bonus. As of the date of this filing the 50,000 shares have not been issued.

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

Valgene L. Dunham, Ph.D. On July 1, 2006, we executed a consulting agreement with Valgene L. Dunham, Ph.D., a Director of the Company, wherein Dr. Dunham agreed to serve as our Science, Research and Administrative Consultant. We agreed to compensate Dr. Dunham with $2,500 per month, paid at the beginning of each month. The term of the agreement is for six (6) months, terminating on December 31, 2006.

Supply Agreement

On January 19, 2006, we entered into a supply agreement with Layne Christensen Company, wherein Layne agreed to purchase our products (certain water treatment equipment) for resale to its customers. The term of the agreement commenced on January 19, 2006 and will terminate on December 31, 2007.

Letter Agreement with Red River Capital Partners

On June 14, 2006, we executed a letter agreement with Red River Capital Partners, wherein Red River agreed to act in the capacity of an independent contractor, as our financial advisor, investment banker and capital markets agent, where appropriate, in connection with:

1.	advising the Company as to our current capital structure, pre-money valuation and approach to the capital markets;
2.

the placement by the Company of revolving lines of credit, short-term loans and/or other types of short-term credit facilities in the amount of up to approximately $1,000,000 (individually and collectively, the “Bridge Loans”);

3.

the placement by the Company of securities associated with, (a) a debt financing in the amount of up to approximately $10,000,000 of bonds and/or bank debt (the “Debt Securities”) and/or (b) an equity financing in the amount of up to $10,000,000 of common and/or preferred stock (the “Equity Securities”, and collectively with the Debt Securities, the “Securities”); and

4.

the execution by the Company of any transaction pursuant to which our business is combined through a merger, joint venture, consolidation, reorganization or other business combination and/or the acquisition of interest in the Company by way of an exchange offer, tender offer, negotiated purchase or any other means (individually and collectively, a “Business Combination”).

As compensation for Red River’s services, we agreed to pay Red River the following fees:

a)

A retainer fee, payable in two parts: 1) the first part, a non-cash payment of our common stock equal to one percent (1%) of the fully-diluted shareholder interest of the Company as of the date of the agreement (396,978 shares), payable no later than fifteen (15) days from the date of execution of the agreement. As of the date of this filing the 396,978 shares have not been issued. Also, we agreed to use commercially reasonable efforts to file a registration statement under the Securities Act of 1933, as amended, registering the 396,978 shares of common stock. 2) The second part of the retainer fee, payable in cash, of $7,500 per month for six months.

b)

A bridge loan financing fee, payable in cash upon the closing of the placement of the Bridge Loan. The amount payable will be determined pursuant to certain terms and conditions listed in the agreement.

c)	A debt financing fee, payable in cash upon the closing of the placement of the Debt Securities. The amount payable will be determined pursuant to certain terms and conditions listed in the agreement.
d)

An equity financing fee, payable in cash upon the closing of the placement of the Equity Securities and/or Debt Securities and/or the Bridge Loan, if such Debt Securities and/or the Bridge Loan is convertible into equity. The amount payable will be determined pursuant to certain terms and conditions listed in the agreement.

e)

An equity financial advisory fee, payable in warrants upon the Equity Closing, consisting of warrants to acquire shares of our common stock. The amount payable will be determined pursuant to certain terms and conditions listed in the agreement.

f)	A business combination fee, payable in cash upon the closing of a Business Combination. The amount payable will be determined pursuant to certain terms and conditions listed in the agreement.

Red River will also be reimbursed for any expenses incurred in connection with their services. The term of the agreement is for 270 days commencing on June 14, 2006.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options and our ability to realize revenue that would allow us to not impair our license agreement asset. In the second quarter of 2006 we had no issuances of warrants or options. Based on our analysis of future cash flow we believe that there are no impairments of any assets at June 30, 2006.

Off-Balance Sheet Arrangements.

As of June 30, 2006, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The Laboratory of Electrotechnology Ltd. (“LET”) is currently our supplier of patented flow-through electrolytic modules (FEMs) which is a core component of the EcaFlow units which are manufactured by us. If LET is unable or unwilling to provide us with the FEMs, we will be required to secure another source for the purchase of FEMs.

We currently purchase FEM units pursuant to a license with Electro-Chemical Technologies, Ltd. (“ECT”) and LET as the supplier. In July of 2006, we notified ECT of our intention to terminate our license agreement with ECT due to their insolvency and other license issues. In the event we are unable to acquire FEM units from LET, we may experience an interruption or failure in the delivery of FEMs, which would cause us to cease operations until a replacement source of FEMs were acquired. This cessation or interruption would have a material effect on our financial condition and results of operations.

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

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations. Furthermore, the commercialization expenses of our two technologies will be very substantial, i.e., well in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, William E. Prince, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Prince, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between April and June 2006, we sold 3,000,000 shares of our restricted common stock at $0.08 per share to 12 accredited investors for a total purchase price of $240,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. As of the date of this report all of the 3,000,000 shares have been issued.

On June 14, 2006, we executed a letter agreement with Red River Capital Partners, wherein Red River agreed to act in the capacity of an independent contractor, as our financial advisor, investment banker and capital markets agent. As compensation for Red River’s services, we agreed to pay Red River the following fees a retainer fee, payable in two parts: 1) the first part, a non-cash payment of our common stock equal to one percent (1%) of the fully-diluted shareholder interest of the Company as of the date of the agreement (396,978 shares), payable no later than fifteen (15) days from the date of execution of the agreement. As of the date of this filing the 396,978 shares have not been issued. Also, we agreed to use commercially reasonable efforts to file a registration statement under the Securities Act of 1933, as amended, registering the 396,978 shares of common stock. 2) The second part of the retainer fee, payable in cash, of $7,500 per month for six months.

Subsequent Issuances

On July 26, 2006, United Capital Group, Inc. converted its note (dated June 16, 2005), unpaid interest and fees of $40,500 into 540,000 shares of our restricted common stock. The 540,000 shares were issued on August 1, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 17, 2006, Paul Branagan, one of our Directors at the time informed us he will not be standing for reelection as a Director at our next annual meeting. Mr. Branagan’s decision not to stand for reelection was not the result of any disagreement with management or our board of directors.

We held our annual meeting of stockholders on June 21, 2006. Business conducted at the meeting included the following proposals:

1.

To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; William E. Prince, Marion C. Sofield, James Pate and Dr. Valgene Dunhum were re-elected;

2.	To confirm the reaffirmation of Weaver & Martin LLC as our independent auditors; and
3.	To schedule the next annual meeting of stockholders.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on April 24, 2006, were entitled to vote. The number of outstanding shares at the time was 36,697,793 held by approximately 136 stockholders. The required quorum of stockholders was present at this meeting.

Votes on the election of a new director were as follows:

Director	For	Against	Broker Non-Votes
William E. Prince	25,750,314	0	10,947,479
Marion C. Sofield	25,750,314	0	10,947,479
Dr. Valgene Dunham	25,750,314	0	10,947,479
James C. Pate	25,750,314	0	10,947,479

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

10*	Agreement with Red River Capital Partners dated June 14, 2006
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: August 10, 2006