Form 10QSB
period 2006-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2006-11-20
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 20, 2006, was 46,152,973 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Balance Sheet

September 30,
2006
(Unaudited)
Assets
Current Assets:
Cash	$ 32,756
Cash, restricted	50,000
Accounts receivable	9,853
Inventory	149,661
Deposits	84,001
Total current assets	326,271

Equipment
Equipment	14,695
Accumulated depreciation	(5,950)
Total equipment	8,745
$ 335,016

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$ 210,598
Accrued liabilities	42,863
Customer deposits	48,917
Notes payable	175,274
Total current liabilities	477,652

Convertible notes payable	27,700

Stockholders' Deficit
Common stock 200,000,000 shares authorized
par value $0.001, 40,781,793 shares issued and outstanding	40,781
Stock not issued, 1,260,590 shares	1,261
Unamortized cost of stock and warrants issued for consulting	(36,494)
Paid-in capital	4,383,825
Retained deficit	(4,559,709)
Total stockholders' deficit	(170,336)

Total liabilities and stockholders' deficit	$ 335,016

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$ 66,926	$ 10,220	$ 299,299	$ 92,282
Cost of goods sold	41,174	2,440	155,593	41,570

Gross profit	25,752	7,780	143,706	50,712

Professional fees	113,438	175,356	368,284	442,959
Salary	197,301	139,486	459,693	330,254
Depreciation and amortization	1,924	7,504	6,201	17,795
Research and development	-	3,546	1,066	35,247
Termination of license agreement	59,322	-	59,322	-
Office & miscellaneous expense	138,156	95,192	370,185	276,776

Total operating expense	510,141	421,084	1,264,751	1,103,031

Loss from operations	(484,389)	(413,304)	(1,121,045)	(1,052,319)

Other (income) expense:
Interest income	-	(686)	(862)	(1,186)
Interest expense	8,687	86,260	15,183	120,381

Total other expense	8,687	85,574	14,321	119,195

Net loss	$ (493,076)	$ (498,878)	$ (1,135,366)	$ (1,171,514)

Net loss per share basic and diluted	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.05)

Weighted average shares outstanding	40,959,482	29,780,402	36,563,494	24,632,984

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Cash Flows

Unaudited

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (1,135,366)	$ (1,171,514)
Adjustments to reconcile net loss to net cash
used in operating activities -
Depreciation and amortization	6,201	14,798
Amortization of beneficial conversion, loan fee and warrants and stock issued for consulting	22,824	41,063
Warrants & options issued for services	-	25,300
Beneficial conversion	-	7,500
Stock issued to employees	70,720	-
Stock issued for services	6,775	130,300
Termination of license agreement	59,322	-
Changes in operating assets and liabilities:
Accounts receivable	(8,807)	(11,515)
Inventory	6,878	(84,154)
Deposits and prepaid assets	31,371	915
Accounts payable	138,846	86,668
Accrued liabilities	5,103	52,498
Customer deposits	48,917	-

Cash used in operating activities	(747,216)	(908,141)

Cash flows from investing activities:
Purchase of equipment	(1,650)	(2,085)

Cash used in investing activities	(1,650)	(2,085)

Cash flows from financing activities:
Payments on long-term debt	-	(7,298)
Bank line of credit, net	-	50,000
Increase in notes payable, net	125,085	181,098
Increase in convertible notes	27,700	-
Proceeds from the sale of warrants	22,300	-
Proceeds from the sale of common stock	483,667	813,245

Cash provided by financing activities	658,752	1,037,045

Decrease in cash	(90,114)	126,819

Cash beginning of period	122,870	179,251

Cash end of period	$ 32,756	$ 306,070

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,795	$ 116,783

Noncash financing activities:
Stocks issued to employees	$ 70,720	$ -
Note converted into stock	36,000	-
Stock issued for services	56,165	-
Beneficial conversion	-	7,500

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

Note 3 – Notes payable

We borrowed $50,000 from United Capital Group, Inc. on February 1, 2005 with repayment due February 16, 2005. On June 16, 2005 we entered into a promissory note agreement to extend the maturity to January 16, 2006. On July 26, 2006 United Capital Group converted the unpaid balance, unpaid interest and additional fees into 540,000 shares of our common stock at a conversion price of $.075 per share paying the note in full.

We have a line of credit from Crescent bank in the amount of $50,275 with interest at prime plus 1%. At June 30, 2006 the line of credit balance outstanding was $50,275 and have restricted cash of $50,000 securing the note.

In the third quarter we issued $125,000 in convertible notes. The notes bear interest at 10% and are due January 2, 2009 and can be converted into our stock at a price of $0.40 per share. As an inducement to sell the notes, each $500 note included 3,000 shares of our common stock and 2,000 “C” warrants which have an exercise price of $0.25 per share and are exercisable through December 31, 2008. The value of the stock on the day the notes were accepted by the Board of Directors was $0.10 per share. The shares were unissued at 9/30/06 and totaled 750,000 shares. The value assigned to the shares was $75,000 and this is recorded as stock issued. The market value of the “C” warrants was determined based on the Black Scholes pricing model using the following assumptions: stock price at grant date $0.10, strike price at grant date $0.25, number of exercisable days 2.25 years, yield 0%, volatility 115% and discount rate 4.68%. Each warrant had a fair market value of $0.045 and the total value of the 500,000 warrants was $22,300. The warrant value was recorded as warrants sold. The net amount assigned to the notes was $27,700. The difference between the net amount and the matured amount is $97,300 and this will be accreted as additional interest expense from October 1, 2006 through maturity on the interest method.

We borrowed $50,000 from Defense Technology Systems, Inc. on August 15, 2006. This note was to mature on September 30, 2006 with $5,000 interest due at that date. The note has been extended to a date to be determined, due to note-holder’s non-performance on a financing contract with the Company and the Company’s inability to reach, by phone or e-mail, the note holder.

We borrowed $50,000 from an individual on an unsecured 14-day note on September 27, 2006. We have paid $5,000 interest due and re-negotiated the penalty to an issuance of 510,590 restricted shares of common stock since we did not repay the loan when it was due.  We have executed a new loan with the same individual for $55,000 due on or before December 15, 2006 which included a $2,000 penalty for each, if any, thirty-day, period of time that the loan is not paid in full.

On August 15, 2006, we borrowed $25,000 from an individual on an unsecured note that will be repaid when and if we are successful in selling convertible debentures. The note is still valid and the Company is paying interest while continuing to place debentures. Interest is approximately 18% per annum. If the loan is not paid by 90 days there is a penalty of 100,000 shares.

Note 4 – Common stock and warrants

On July 21, 2005, we issued 400,000 shares of our stock to CEOcast, Inc. pursuant to an agreement to provide investor relation services for a six-month period. The value of the stock on the date of the agreement was $.22 per share. The consulting cost was valued at $88,000 and will be amortized over the life of the agreement. At September 30, 2006, we had no remaining unamortized consulting cost. We recorded $9,778 of professional fees during the nine months ended September 30, 2006 relating to this transaction.

On September 20, 2005, we entered into a translation and business consulting agreement with Mr. Goran Blagojevic. The term of the agreement was for five months, later extended for an additional 3 months. Mr. Blagojevic received 200,000 shares of our common stock and 200,000 “A” warrants. The value of the stock on the date of the agreement and the date of the extension was used to value the stock. The stock value was $45,000 and this was recorded as unamortized consulting cost. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model. We are amortizing the consulting cost over the period of the contract. We recorded $39,308 of professional fees for the nine months ended September 30, 2006 relating to this transaction. At September 30, 2006, we had no remaining unamortized consulting cost.

On June 14, 2006, we entered into a consulting agreement with Red River Capital Partners (RRC) to provide financial advisory, capital advisory and investment banking services. The term of the agreement is 270 days, subject to extension. Fees for the services includes 396,978 shares of our common stock, amended on July 1, 2006 to a total of 510,590 shares (which was unissued on September 30, 2006), monthly cash payments and fees to be paid only if capital is raised by RRC. The value of the stock was based on our closing market price on June 28, 2006 and July 1, 2006 (the days the stock was earned) and totaled $56,165. We recorded $19,671 of professional fees for the nine months ended September 30, 2006 relating to this transaction. The unamortized consulting cost at September 30, 2006 was $36,494.

During the six months ended June 30, 2006, we sold 500,000 shares of our common stock for $0.10 per share, 1,000,000 shares for $0.075 per share and 3,000,000 shares for $0.08 per share.

On August 7, 2006, the Board of Directors approved the issuance of 544,000 shares of our stock to certain employees and Directors. The market value of our stock on the date the stock was earned was $0.13 and we recorded $70,720 as salary expense.

At September 30, 2006, we had the following options and warrants outstanding:

“A” Warrants-	3,415,000 to purchase stock at $0.50 per share
“B” Warrants-	3,215,000 to purchase stock at $1.00 per share
“C” Warrants-	6,250,000 to purchase stock at $0.25 per share
Other Warrants-	100,000 to purchase stock at $0.23 per share
50,000 to purchase stock at $0.20 per share
50,000 to purchase stock at $0.15 per share

Note 5-License agreement

On September 4, 2003, the Company entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology, Ltd. (supplier) whereby the company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble with the exceptions of flow-through electrolytic modules (FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM’s and to supply FEM’s to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and the fee is amortized over the period of September 2003 through May 2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization for the nine months ended September 30, 2006 was $3,813. We terminated the agreement on September 15, 2006 and expensed the remaining $59,322 balance of the asset.

Note 6-Deposits

We have recorded a deposit of $84,000 paid to SPDG Naturol, Ltd., not related to any of our companies, for an extraction plant with a capacity of 150 liters. We have not received this plant as of September 30, 2006.

Note 7-Related party transactions

We entered into a consulting agreement on August 1, 2005 with a stockholder for the purpose of raising capital. The agreement is for one year and monthly payments will be $2,500.

In 2005, we loaned a stockholder $22,500 on a demand note with interest at 6%. The outstanding balance was $0 as of June 30, 2006. In May 2006 a company owned by a shareholder loaned us $17,500 on a demand note with interest at 6%. There is no balance on the notes at September 30, 2006.

Note 8 –Commitments and contingencies

We executed a lease for our office and manufacturing facilities in December of 2005. This is a three-year lease with renewal options. Future rent payments on non-cancelable operating leases with an initial or remaining term of greater than one year are as follows: 2006 - $17,820; 2007 - $71,291; and 2008 - $71,291.

Note 9- Subsequent Event

750,000 shares related to the convertible notes were issued on October 2, 2006.

On October 3, 2006, we issued 510,590 shares of our restricted common stock to Red River Capital Partners for services to be rendered to us pursuant to the letter agreement dated June 14, 2006. The stock certificate was not delivered to Red River Capital Partners due to non-performance of contracted services.

On November 16, 2006, we issued 510,590 shares of our restricted common stock to Harvey Burstein pursuant to the renewal of loan agreement dated November 17, 2006.

On November 16, 2006, we sold a total of 3,600,000 shares of our restricted common stock to 2 accredited investors for a total purchase price of $100,000, all of which was paid in cash. We have the option to repurchase the 3,600,000 shares or our restricted common stock on or before December 31, 2006 for $110,000. The 3,600,000 shares were issued on November 16, 2006.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. has evolved from a development stage company to a two-division income-generating technology company. We have focused our attentions on several critical issues:

•	Raising equity capital;
•	Developing our abilities to construct the equipment required for our EcaFlo® Division;
•	Developing and enhancing our testing protocol with Coastal Carolina University in regards to our EcaFlo® technology;
•

Developing a relationship with Clemson University to produce testing assistance with our Essential Oils Extraction Division and research assistance on the agricultural side of the EcaFlo® Division; and

•	Commencing the process of developing a brand identity and sales campaign through the appearance at various trade shows.

Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

We have incurred losses since inception. At the end of the third quarter ended September 30, 2006, we had a net loss of $493,076 as compared to a net loss of $498,878 for the same period in 2005.

Management intends to closely monitor the costs associated with the production of EcaFlo® devices in an attempt to minimize capital shortages. As we continue to expand operational activities, we anticipate experiencing negative cash flows from operations, and we may be required to fund operations from debt borrowings or continued equity sales.

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at September 30, 2006 compared to September 30, 2005.

SALES AND COST OF GOODS SOLD:

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%
Sales	$ 66,926	$ 10,220	$ 56,706	559%

Cost of Goods Sold	41,174	2,440	38,734	1,587%

Gross Profit	25,752	7,780	17,972	231%

Gross Profit Percentage of Sales	38%	76%	--	(38%)

Sales

Our sales for the three months ended September 30, 2006 were $66,926 compared to sales of $10,220 in the three months ended September 30, 2005. This resulted in an increase in sales of $56,706, or 559%, from the same period a year ago. We believe our sales will continue to increase in subsequent quarters. We have had customers reorder products from us and we continue to seek additional distribution alternatives.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended September 30, 2006 was $41,174, an increase of $38,734, or 1,587% from $2,440 for the three months ended September 30, 2006. Our cost of goods sold will increase as our sales increase. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

Gross profit as a percentage of sales decreased from 76% for the three months ended September 30, 2005 to 38% for the three months ended September 30, 2006. We monitor our gross profit margins and we believe that the margins will improve with future sales.

EXPENSES:

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%
Expenses:
Professional fees	$ 113,438	$ 175,356	$ (61,918)	(35%)
Salary	197,301	139,486	57,833	41%
Depreciation and Amortization	1,924	7,504	(5,580)	(74%)
Research and development	-	3,546	3,546	-
Termination of license agreement	59,322	-	59,322	-

Office and miscellaneous	138,156	95,192	42,964	45%

Total operating expenses	$ 510,141	$ 421,084	$ 89,057	21%

Loss from operations	(484,389)	(413,304)	71,085	17%

Other (income) expense:
Interest income	-	(686)	(686)	-
Interest expense	8,687	86,260	(77,573)	(90%)
Total other expense	8,687	85,574	(76,887)	(90%)

Net loss	$ (493,076)	$ (498,878)	$(5,802)	(1%)

Professional Fees

Professional fees for the three months ended September 30, 2006 were $113,438, a decrease of $61,918, or 35%, from $175,356 for the three months ended September 30, 2005. The decrease in professional fees was the result of less reliance on consultants. Whenever possible we are trying to reduce outside consultants but we will still need some assistance as we do not have sufficient in house expertise.

Salary Expenses

Salary expenses for the three months ended September 30, 2006 was $197,301, an increase of $57,833, or 41%, from $139,486 for the three months ended September 30, 2005. The increase in salary expenses was the result of stock issued to employees. We expect salary expense to increase in the future as the Company grows and as sales volume increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2006 was $1,924, a decrease of $5,580, or 74%, from $7,504 for the three months ended September 30, 2005. Depreciation and amortization expenses decreased because we sold our building and are now renting.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2006 was $0, a decrease of $3,546, from $3,546 for the three months ended September 30, 2005. The decrease in research and development expenses was the result of no further development done in the quarter. We do not expect any major research and development projects in 2006 because we are concentrating on increasing the sales of existing products.

Termination of License Agreement

In the three months ended September 30, 2006 we terminated our license agreement with Electro-Chemical Technologies, Ltd. and expensed the remaining $59,322 balance of the asset.

Office and Miscellaneous

Office and miscellaneous expenses for the three months ended September 30, 2006 was $138,156, an increase of $42,964, from $95,192 for the three months ended September 30, 2005. The increase in office and miscellaneous was as a result of additional costs related to rent and increased overhead.

Loss from Operations

The loss from operations for the three months ended September 30, 2006 was $484,389, versus a loss from operations of $413,304 for the three months ended September 30, 2005, a change in loss from operations of $71,085. The increase in the loss from operations in 2006 was the result of additional operating expenses as compared to 2005.

Interest Expense

Interest expense for the three months ended September 30, 2006 were $8,687 as compared to $85,574 for the same period in 2005. Our interest expense in 2005 was high because of temporary working capital loans that had a large interest rate and fees and we had a mortgage when we owned the building where our business is located.

Net Loss

Our net loss for the three months ended September 30, 2006 was $493,076, a decrease of $5,802, or 1%, from $498,878 for the three months ended September 30, 2005. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at September 30, 2006 compared to September 30, 2005.

SALES AND COST OF GOODS SOLD:

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%
Sales	$299,299	$92,282	$207,017	224%

Cost of Goods Sold	155,593	41,570	114,023	274%

Gross Profit	143,706	50,712	92,994	183%

Gross Profit Percentage of Sales	48%	55%	--	(7%)

Sales

Our sales for the nine months ended September 30, 2006 were $299,299 compared to sales of $92,282 in the nine months ended September 30, 2005. This resulted in an increase in sales of $207,017, or 224%, from the same period a year ago. Our sales have increased over a year ago and we believe that revenue will continue to increase in the future as we are able to market more products through different ways of distribution.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the nine months ended September 30, 2006 was $155,593, an increase of $114,023, or 274% from $41,570 for the nine months ended September 30, 2006. Our cost of goods sold increased because we have additional sales and we are monitoring the cost of our product and the pricing structure of our products.

Gross profit as a percentage of sales was virtually unchanged from the preceding period. We believe this is a good trend because of the increase in revenue and will attempt to maintain the high margins we currently have with increased sales.

EXPENSES:

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%
Expenses:
Professional fees	$ 368,284	$442,959	$(74,675)	(17%)
Salary	459,693	330,254	129,439	39%
Depreciation and Amortization	6,201	17,795	(11,594)	(65%)
Research and development	1,066	35,247	(34,181)	(97%)
Termination of license agreement	59,322	-	59,322	-
Office and miscellaneous	370,185	276,776	93,409	34%

Total operating expenses	$1,264,751	$1,103,031	$161,720	15%

Loss from operations	(1,121,045)	(1,052,319)	68,726	7%

Other (income) expense:
Interest income	(862)	(1,186)	(324)	(27%)
Interest expense	15,183	120,381	(105,198)	(87%)
Total other expense	14,321	119,195	(104,874)	(88%)

Net loss	$(1,135,366)	$(1,171,514)	$(36,148)	(3%)

Professional Fees

Professional fees for the nine months ended September 30, 2006 were $368,284, a decrease of $74,675, or 17%, from $442,959 for the nine months ended September 30, 2005. Professional fees decreased in the 2006 fiscal year to date mainly because of timing of regulatory filings and the utilization of outside consultants. We believe we will need to use outside services but are attempting to restrict this use as mush as possible.

Salary Expenses

Salary expenses for the nine months ended September 30, 2006 was $459,693, an increase of $129,439, or 39%, from $330,254 for the nine months ended September 30, 2005. Salaries increased as we need to grow our Company and to do this we need additional employees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2006 was $6,201, a decrease of $11,594, or 65%, from $17,795 for the nine months ended September 30, 2005. When we sold our building in the 4th quarter of 2005 we knew our depreciation would decrease. This also accounts for a large portion of the increase in office and miscellaneous as we are now paying rent.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2006 was $1,066, a decrease of $34,181, or 97%, from $35,247 for the nine months ended September 30, 2005. Research and development costs have declined as we are concentrating on existing products rather than on future products.

Termination of License Agreement

In the nine months ended September 30, 2006 we terminated our license agreement with Electro-Chemical Technologies, Ltd. and expensed the remaining $59,322 balance of the asset.

Office and Miscellaneous

Office and miscellaneous expenses for the nine months ended September 30, 2006 was $370,185, an increase of $93,409, from $276,776 for the nine months ended September 30, 2005. The increase in office and miscellaneous was as a result of higher overhead as we grow our Company.

Loss from Operations

The loss from operations for the nine months ended September 30, 2006 was $1,121,045, versus a loss from operations of $1,052,319 for the nine months ended September 30, 2005, a change in loss from operations of $68,726. We incurred a loss for fiscal 2006 similar to 2005 because we had additional revenue that offset the additional cost. We continue to strive to bring the Company to become a profitable company.

Other Expense

Other expenses for the nine months ended September 30, 2006 were $14,321 as compared to $119,195 for the same period in 2005. Other expense declined because of less interest than in 2005 when we had temporary loans at high interest rates and a mortgage on a building. For the remainder of 2006 we expect to have additional interest if we need to borrow money in order to increase production or maintain the business operations.

Net Loss

Our net loss for the nine months ended September 30, 2006 was $1,135,366, a decrease of $36,148, or 3%, from $1,171,514 for the nine months ended September 30, 2005. Our anticipations are to continue the trend of reducing and eliminating net losses.

Operation Plan

The main technology that drives our short-term and long-term plans is our EcaFlo® Division. Our plan of operation focuses on continuing the process of commercialization of EcaFlo® Division equipment. We have chosen to delay focus on our Essential Oils Extraction Division until such time as we are cashflow positive on the EcaFlo® Division and we have received adequate funding to operate both divisions.

EcaFlo® Division:

On July 12, 2006, we placed ECT on notice that we were terminating our licenses with them within 60 days of such notice. On September 15, 2006, we cancelled our licenses agreement with ECT. This action was prompted by ECT’s failure to uphold contractual agreements contained within our license agreement and its amendments regarding market applications, R & D for the market applications, technical support, FEM-3 supply and pricing, failure to honor product warranties, and increasing FEM-3 failures in performance.

On August 22, 2006, we entered into a supply agreement with Aquastel, Inc., a Florida corporation who develops, manufactures, markets and sells products based on electrochemical activation technology. Aquastel agreed to supply us with C-50 and C-100 cells for use in our proprietary ECA equipment on an exclusive basis in the United States of America as long as we purchase at least 300 cells per annum during the term of the agreement, with the exception of present customers of Aquastel, parties that purchase machine for non generic ECA machines and parties that do not compete with Aquastel or IET. The term of the agreement is for 3 years terminating on August 22, 2009. At the end of the term the parties will attempt to renegotiate in good faith to extend the agreement.

These electrolytic cells will eliminate the need for FEM-3’s in our EcaFlo® equipment. The engineering designs for both retro-fit of existing EcaFlo® devices in service and for the new EcaFlo® model platforms are being finalized. Some retrofit of in-service equipment has begun.

The development of the new electrolytic cell significantly improves the performance of our EcaFlo® line of ECA devices. Our suppliers for these cells is an ISO 9000 certified U.S. manufacturer. The improved quality of the new cells is apparent in construction and performance has increased substantially. The design allows for more run-time and the volume of solutions produced is improved by a multiple of ten, yet internal connections are reduced for a better mechanical design. We find that utilizing a U.S. supplier for this component of our EcaFlo® equipment alleviates previous concerns relative to using a Russian supplier of FEM-3’s.

Our focus continues to be to provide our ECA devices in the markets at-hand: storm-water treatment, wastewater treatment, petroleum industry applications and food/beverage sanitation opportunities.

Essential Oils Extraction Division:

Negotiations with the Coach House Group, UK, continue to be held relative to the costing and delivery of the extraction plant that I.E.T., Inc. undertook in the third quarter of 2004. I.E.T., Inc. paid the Coach House Group $84,000 in the first quarter of 2004 for a 150-liter oil extraction “plant” that will be utilized by the company (2/3 capacity) and its university research partners (1/3 capacity). I.E.T., Inc. had quotes for the “plant” prepared and submitted by United States companies in order to get the very best price for the equipment. Discussions with the Coach House Group center on ordering this equipment. We have stalled operations on this division due to our focus on our EcaFlo® division and inability to obtain the extraction plant from Coach House Group and until we receive adequate funding to operate this division.

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

In the third quarter of 2006, we continued to use equity sales and debt financing to provide the capital we need to run the business. In the future we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

Financing. On June 30, 2006, we executed a loan agreement with 3GC, Ltd., a Company owned by one of our stockholders, for the principal amount of $17,500. Pursuant to the note we promised to pay to the order of 3GC, Ltd. the sum of $17,500 together with interest thereon at 6% per annum on or by August 31, 2006. As of September 30, 2006, the principal amount plus interest was paid in full.

On August 15, 2006, we entered into a Promissory Note with Defense Technology Systems, Inc. for the principal amount of $50,000. Pursuant to the note we promised to pay to the order of Defense Technology Systems, Inc. the sum of $50,000 together with interest thereon at 10% per annum on any unpaid balance. According to the note the outstanding principal and accrued but unpaid interest was due and payable on September 30, 2006. The note has been extended to a date to be determined, due to note-holder’s non-performance on a financing contract with the Company and the Company’s inability to reach, by phone or e-mail, the note holder.

Pursuant to the business agreement dated August 15, 2006 with Robert Lucas, Mr. Lucas loaned us $25,000, which we agreed to repay as the convertible debentures are sold. The note is still valid and the Company is paying interest while continuing to place debentures. The interest is approximately 18%. We also agreed to issue 100,000 shares of our common stock if we did not repay the loan in 90 days.

On September 27, 2006, we entered into a loan agreement with Michael Burstein for the principal amount of $50,000. Pursuant to the loan agreement we promised to pay to the order of Mr. Burstein the sum of $50,000 plus interest of $5,000 within 14 days of September 27, 2006. We agreed to issue 1,000,000 shares to Mr. Burstein as a late payment penalty if the note is not paid in 30 days. On November 17, 2006, the parties renewed the loan agreement wherein Mr. Burstein agreed to accept 510,590 shares of our common stock and $5,000 as complete and full satisfaction of penalties associated with our non-performance on the loan agreement. We agreed to pay to the order of Mr. Burstein $55,000 on or before close of business on December 15, 2006. In the event we do not repay the note on December 15, 2006, we agree to pay an additional $2,000 for each or any 30 day period for which the loan balance remains.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2006, our cash balance was $32,756. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

EcaFlo® Division

As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFlo® devices and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. Due to securing a new source of electrolytic cells for our EcaFlo® equipment, our engineering department has worked with AquaStel, our new supplier, in order to develop prototype EcaFlo® equipment that features the larger volume cells. Equipment design and building on several EcaFlo® models is complete and pricing has been developed to reflect the upgrades we have made in our equipment. Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFlo® devices with a firm confidence level, in addition to allowing us the opportunity to modify existing EcaFlo® equipment to meet customer demand.

On January 24, 2006, we issued a press release announcing that we entered into a two year supply agreement for our EcaFlo® devices with Layne Christensen Company, a water services provider. On January 26, 2006, we sold our first EcaFlo® Model 080 to Layne Christensen.

On January 31, 2006, we issued a press release announcing the sale of our first EcaFlo® Model 240 to Consolidated Oil Well Services, Inc., a wholly-owned subsidiary of Infinity Energy Resources, Inc.

On March 2, 2006, we issued a press release announcing the sale of an EcaFlo® Model 080 to Petrol Oil and Gas, Inc.

On March 7, 2006, we issued a press release announcing the sale of four (4) EcaFlo® Model 160 LP devices to Unitherm Food Systems, Inc. of Bristow, Oklahoma.

On March 15, 2006, we issued a press release announcing the sale of two (2) EcaFlo® Model 160 MLPs to a company specializing in the introduction of Electro-Chemical Activation solutions into food processing applications.

Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel were able to produce test results showing potential customers that aliquots of petroleum well “frac” waters that were treated with a 1% EcaFlo® device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into “frac water.” The petroleum industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer’s representative/sales and distribution agent.

On May 1, 2006, we received an official Phase I award from the United States Department of Agriculture, Small Business Innovation Research program, for specific research relative to the potential for commercialization of EcaFlo® equipment for use in the agricultural industry for environmentally-responsible fungi management of fruit crops. In addition, we are engaged with UL for obtaining certifications (NSF-61) of our EcaFlo® equipment for use in the water treatment industry.

We are continuing our research to identify opportunities where we can provide our innovative technology in value-added services within the food and beverage production and processing industry, medical and healthcare markets, the hospitality industry, as well as in homeland defense applications.

We are working together with Coastal Carolina University and Clemson University to develop a more comprehensive approach to documenting test results that pertain to the use of EcaFlo® in a plethora of applications.

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

On September 20, 2006, we announced that, effective September 15, 2006, we secured an exclusive supply agreement with Aquastel Inc., a United States manufacturer of electro-chemical activation “cells” (“C-50’s and “C-100’s”) that out-perform the previously utilized flow-through electrolytic modules that were a primary component of our EcaFlo® equipment.

On September 28, 2006, we announced that we received an official certificate of registration for our mark, “EcaFlo®”, from the United States Patent and Trademark Office (USPTO).

Essential Oils Division

We are currently working on a strategic plan intended to address the best method for establishing a wholly owned subsidiary company for this division. In order to fully focus on the momentum we have built in the EcaFlo® Division, we believe it prudent to hold the intellectual property contained in the Essential Oils Extraction Division in a separate company whereby our current stockholders will benefit by distributing shares in both technology companies. We are in the early stages of investigating the best structure for this division, and will continue exploring options. As a result of our current financial position, we are focusing on our EcaFlo® Division and have delayed implementation of structuring the Essential Oils Division.

Expected Purchase or sale of plant and significant equipment.

We continue to be involved in negotiations with the Coach House Group, UK, our joint venture partner, who provide us with the Naturol essential oils extraction technology. These discussions are centered on the $84,000 deposit we paid for this extraction equipment to SPDG Naturol - the Coach House Group - in January of 2004, which equipment we have not received. Efforts to contact Michael Cunningham, of Coach House Group, have been unfruitful to date, to continue discussions in anticipation of developing a strategy to move the technology forward in the future.

Significant changes in the number of employees.

We currently employ 9 full time employees, 5 part time employees, and 2 sales representatives. The 9 full time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part time employees are within our production department; and one of our consultants provides technical/scientific support to the EcaFlo® Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

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

EGR International, Ltd. On September 1, 2006, we entered into an Independent Marketing Contractor Agreement with EGR International, Ltd., wherein EGR agreed to work together with the Company’s President and CEO and Executive Vice President of Operations for special project development. The term of the agreement commenced on September 1, 2006 and will terminate on December 31, 2006. We agreed to pay the EGR $2,500 per month and in addition we will issue 5,000 shares of our common stock as an incentive for completion of certain pre-determined goals, on a quarterly basis.

Supply Agreement with Layne Christensen Company

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

As compensation for Red River’s services, we agreed to pay Red River the following fees:

a)

A retainer fee, payable in two parts: 1) the first part, a non-cash payment of our common stock equal to one percent (1%) of the fully-diluted shareholder interest of the Company as of the date of the agreement (510,590 shares as amended on July 1, 2006). The 510,590 shares of common stock was issued but not delivered to Red River on October 3, 2006 due to non-performance of contracted services. Also, we agreed to use commercially reasonable efforts to file a registration statement under the Securities Act of 1933, as amended, registering the 510,590 shares of common stock. 2) The second part of the retainer fee, payable in cash, of $7,500 per month for six months.

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

Business Agreement with Robert Lucas

On August 15, 2006, we executed a business agreement with Robert Lucas who agreed to send us $25,000 to use in ordering FEMs. We agreed that from each debenture sold, $5,000 would go towards the repayment of the $25,000 credit line and further we agreed that with each future receivable received, a small amount will go towards the repayment of the credit line as we can afford in consideration of our other obligations. In consideration of the use of the $25,000 credit line if it is not repaid in full in 90 days there shall be a penalty of 100,000 shares. We have been paying Mr. Lucas interest on this loan.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options and our ability to realize revenue that would allow us to not impair our license agreement asset. Based on our analysis of future cash flow we believe that there are no impairments of any assets at September 30, 2006.

Off-Balance Sheet Arrangements.

As of September 30, 2006, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our future operating results will depend upon many factors, including:

•	The continuation of our efforts to raise adequate working capital through equity investment and the generation of sales revenues;
•	The continued success of lab testing that supports the development of our EcaFlo® technology product lines;
•	Demand for our EcaFlo® technology;
•	The level of our competition;
•	Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and
•	The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully act on the factors stated above, along with continually developing ways to enhance our production efforts, now that we are commencing production in the EcaFlo® Division.

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

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations. Furthermore, the commercialization expenses of our two technologies will be very substantial, i.e., well in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding. If we are unable to obtain additional equity or debt financing, in the near future, we may be forced to terminate operations.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

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

Between July and October 2006, we sold 250 units (a total of 750,000 shares, 500,000 warrants and 250 10% convertible debentures) to 5 accredited investors for a total purchase price of $125,000, all of which was paid in cash. Each unit consists of 3,000 shares of our restricted common stock, 2,000 Series C Common Stock Warrants (exercisable at $0.25 per share through December 31, 2008) and 1 10% Convertible Debenture (the convertible debentures are 10% interest due January 2, 2009 and can be converted into shares of our common stock at a price of $0.40 per share). We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. The 750,000 shares were issued on October 2, 2006.

On August 8, 2006, we issued a total of 544,000 shares of our restricted common stock as appreciation for services to the Company to the following board of directors and employees of the Company:

Name	Title	Number of Shares
Paul Branagan	Former Director	10,000
Valgene Dunham	Director	12,500
James C. Pate	Director	7,500
William E. Prince	Director	312,500
Marion C. Sofield	Director	162,500
S. Larry Jones	Employee	30,000
Stuart Emmons	Employee	9,000

We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuances

On October 3, 2006, we issued 510,590 shares of our restricted common stock to Red River Capital Partners pursuant to the letter agreement dated June 14, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. We have not delivered the stock certificate to Red River due to non-performance of contracted services.

On November 16, 2006, we issued 510,590 shares of our restricted common stock to Harvey Burstein pursuant to the renewal of loan agreement dated November 17, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision.

On November 16, 2006, we sold a total of 3,600,000 shares of our restricted common stock to 2 accredited investors for a total purchase price of $100,000, all of which was paid in cash. We have the option to repurchase the 3,600,000 shares or our restricted common stock on or before December 31, 2006 for $110,000. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. The 3,600,000 shares were issued on November 16, 2006.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Exhibit Number	Description
(2)(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc. (incorporated by reference to Exhibit 2(a) to Form 8-K filed on October 25, 2001)
(2)(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc. (incorporated by reference to Exhibit 2(b) to Form 8-K filed on January 25, 2001)
(3)(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999 (incorporated by reference to Exhibit 3(i)(a) to Form 10SB12G filed on June 9, 1999)
(3)(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999 (incorporated by reference to Exhibit 3(i)(b) to Form 8-K filed on January 25, 2001)
(3)(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000 (incorporated by reference to Exhibit 3(i)(c) to Form 10-KSB filed on October 4, 2004)
(3)(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001 (incorporated by reference to Exhibit 3(i)(d) to Form 10-KSB filed on October 4, 2004)
(3)(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc. (incorporated by reference to Exhibit 3 to Form 10-QSB filed on August 23, 2004)
(3)(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004 (incorporated by reference to Exhibit 3(i) to Form 10-QSB filed on May 14, 2004)
(3)(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001 (incorporated by reference to Exhibit 3(i)(g) to Form 8-K filed on January 25, 2002)
(3)(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001 (incorporated by reference to Exhibit 3(ii)(e) to Form 8-K filed on January 25, 2002)
(3)(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001 (incorporated by reference to Exhibit 3(ii)(f) to Form 10-KSB filed on October 4, 2004)
(10)(a)

License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed on November 19, 2003)

(10)(b)	Supply Agreement – Dated September 4, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed on November 19, 2003)
(10)(c)

Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed on November 19, 2003)

(10)(d)

Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 8, 2004)

(10)(e)	Contract of Sale – JMW Investments – Dated January 2, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 1, 2004)
(10)(f)	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004 (incorporated by reference to Exhibit 10.3 to Form S-8 filed on January 22, 2004)
(10)(g)	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004 (incorporated by reference to Exhibit 10 to Form 10-QSB filed on August 23, 2004)
(16)	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002. (incorporated by reference to Exhibit 16 to Form 8-K filed on April 26, 2002)
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

Reports on Form 8-K

Form 8-K filed on September 29, 2006; Press Release dated September 28, 2006.

Form 8-K filed on September 22, 2006; Press Release dated September 20, 2006.

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

Date: November 20, 2006