Form 10KSB
period 2006-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2007-04-17
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. $434,304.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 12, 2007 was $12,021,091.92 based on a share value of $0.24.

The number of shares of Common Stock, $0.001 par value, outstanding on April 12, 2007 was 51,185,383 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2006

Index to Report

on Form 10-KSB

PART I	Page

Item 1.	Description of Business	2
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	substantial dilution to our stockholders as the result of the issuance of our common stock in exchange for debt and/or equity financing;
o	potential change in control upon completion of financing agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	excessive product failure and related warranty expenses;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and

o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

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

All of our current operations are conducted through I.E.T., Inc. I.E.T., Inc. currently operates through two divisions: the EcaFlo® Division and the Essential Oils Extraction Division. The EcaFlo® Division has been and is anticipated to be the sole source of revenues for the Company for the foreseeable future.

(b) OUR BUSINESS

EcaFlo® Division

In September of 2003, we entered into an agreement with Electro-Chemical Technology, Ltd. and Laboratory Electrotechnology Ltd. (collectively “ECT”) for an exclusive, royalty bearing license allowing us to utilize the patents and the technical information owned by ECT to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules, “FEM”), market, lease, sell, distribute and service Licensed Products throughout the United States of America for the use in certain licensed applications.

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

On August 22, 2006, we entered into an exclusive supply agreement with Aquastel, Inc., a Florida corporation who develops, manufactures, markets and sells products based on electrochemical activation technology. Aquastel agreed to supply us with C-50 and C-100 cells for use in our proprietary ECA equipment on an exclusive basis in the United States of America as long as we purchase at least 300 cells per annum during the term of the agreement, with the exception of present customers of Aquastel, parties that purchase machine for non-generic ECA machines and parties that do not compete with Aquastel or IET. The term of the agreement is for 3 years, terminating on August 22, 2009. At the end of the term the parties will attempt to renegotiate in good faith to extend the agreement.

These electrolytic cells will eliminate the need for FEM-3’s in our EcaFlo® equipment. The engineering designs for both retro-fit of existing EcaFlo® devices in service and for the new EcaFlo® model platforms are being finalized. Some retrofit and replacement of in-service equipment has begun.

The development of the new electrolytic cell significantly improves the performance of our EcaFlo® line of ECA devices. Our supplier for these cells is an ISO 9000 certified U.S. manufacturer. The improved quality of the new cells is apparent in construction and performance has increased substantially. The design allows for more run-time and the volume of solutions produced is improved by a multiple of ten, yet internal connections are reduced for a better mechanical design. We find that utilizing a U.S. supplier for this component of our EcaFlo® equipment alleviates previous concerns relative to using a Russian supplier of FEM-3’s.

Electrochemical activation (ECA), which is the process of passing ordinary water or a diluted saline solution (0.01 – 1.0%) through a specially designed electrolytic cell in order to modify their functional properties without adding reagents. EcaFlo® solutions (anolyte and catholyte) have the demonstrated ability to:

•	Destroy microorganisms such as botrytis fungus, salmonella, e-coli, listeria and anthrax spores;
•	Neutralize chemical agents such as Soman and VX;
•	Purify water; and
•	Clean and Degrease.

Our EcaFlo® technology division designs, markets, assembles and sells equipment that can produce two basic types of EcaFlo® solutions:

1)

Anolyte solutions are strong oxidizing solutions with a pH range of 3.5 – 8.5 and an Oxidation-Reduction Potential (ORP) of +600 to +1200 mV. Anolytes can potentially be used as a broad-spectrum germicidal agent to kill all types of microorganisms including viruses, fungi and bacteria.

2)	Catholyte solutions are anti-oxidizing, mild alkaline solutions with a pH range of 10.5 to 12.0 and ORP of –600 to –900 mV. Catholyte solutions can potentially be used as degreasers or detergents.

Based on extensive research, both anolyte and catholyte solutions:

•	Are environmentally friendly;
•	Are non toxic to both humans and animals;
•	Do not require special handling;
•	Are powerful biocides;
•	Can be safely disposed of in sewage systems;
•	Are fast acting;
•	Can be used in all stages of disinfection and cleaning;
•	At recommended concentrations, do not bleach surfaces or materials;
•	Can be applied in liquid, ice or aerosol (fog) form;
•	Are hypoallergenic;
•	Yield by-products that are non-toxic, environmentally friendly and leave no synthetic chemical residue;
•	Can be generated on-site, thus eliminating handling and storage of chemicals; and
•	Can be produced on-site from tap water and salt in required quantities and concentration of active ingredients, pH and salinity (mineralization).

In addition, anolyte application, as a hard surface disinfectant on a daily basis for more than ten years, demonstrated that microorganisms do not develop resistance against anolyte over time.

The characteristics described above position EcaFlo® equipment for potential applications in a number of areas directly related to personal health and safety.

EcaFlo® Competition

Competition for products which resemble our EcaFlo® devices is expected to intensify and to increase as our devices enter the commercial marketplace. Our competitors do not include companies that produce basic-to-complex water filtration systems, even though many are substantially larger and have greater financial, research, manufacturing, and marketing resources. While effective and cost-efficient, these companies simply produce filtrated water, unlike our EcaFlo® devices that produce electrochemically active, but entirely safe, water that kills harmful microorganisms on contact. We regularly monitor the progress of other ECA-types of companies in the United States, as well as worldwide. We designed a new prototype piece of EcaFlo®

equipment, which was sold to an industry-competitor to be used as an agricultural market test piece. Results from the agricultural test site have been encouraging.

Important competitive factors for our EcaFlo® products include product quality, environmental sensitivity, price, ease of use, customer service, and reputation. Industry competition is based on the following:

•	Scientific and technological capability;
•	Proprietary know-how;
•	The ability to develop and market processes;
•	Access to adequate capital;
•	The ability to attract and retain qualified personnel; and
•	The availability of patent protection.

Essential Oils Extraction Division

By virtue of the fact that we have received no response to our repeated attempts to contact SPDG and The Coach House Group, with whom we originally agreed to pursue the United States market for the Essential Oils Extraction technology associated with this Division, we have concluded business relationships and have written off the $84,000 deposit given to The Coach House Group for an essential oils extraction plant. Our Board of Directors will further consider any next steps that may be associated with this Division of the Company, recognizing that we are not in a financial position to pursue the development of the essential oils extraction technology at this time.

As a general overview, the essential oils extraction technology formerly held under this Division is associated with providing for an effective, low cost extraction of high value bioactive compounds and oils from plants and other sources. Extracting bioactive compounds is a rapidly growing global business. The applications developed using the Essential Oils extraction technologies are deemed by us to be superior in almost every respect to both, steam distillation and solvent extraction, the world’s principal methods for producing such extracts. Solvent extraction, the current method of choice, is under increasing attack due to its reliance on solvents known to be either, toxic, carcinogenic, and/or flammable. The Essential Oils extraction technologies have none of these harmful and dangerous attributes.

Personnel

We currently employ 9 full time, permanent, employees; 1 full time, temporary employee; 3 part time, temporary employees (research assistants and technicians under our USDA SBIR Phase I grant), 1 special projects consultant (EGR International, LLC), 1 scientific and ECA consultant and 1 sales representative organization (Pentagon Technical Services). The 9 full time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part time employees are within our production department or are performing research activities, on-site and at Coastal Carolina University, that are fully reimbursable by our USDA SBIR Phase I grant; and one of our consultants provides technical/scientific support to the EcaFlo® Division of our Company.

Consultants

Valgene L. Dunham, Ph.D. On July 1, 2006, we executed a consulting agreement with Valgene L. Dunham, Ph.D., a Director of the Company, wherein Dr. Dunham agreed to serve as our Science, Research and Administrative Consultant. We agreed to compensate Dr. Dunham with $2,500 per month, paid at the beginning of each month. The term of the agreement was for six (6) months, terminating on December 31, 2006. On January 1, 2007, we entered into a new consulting agreement with Dr. Dunham with the same terms set forth above. The agreement will terminate on June 30, 2007.

EGR International, Ltd. On September 1, 2006, we entered into an Independent Marketing Contractor Agreement with EGR International, Ltd., wherein EGR agreed to work together with the Company’s President and CEO and Executive Vice President of Operations for special project development. The term of the agreement commenced on September 1, 2006 and terminated on December 31, 2006. We agreed to pay EGR $2,500 per month and in addition we agreed to issue 5,000 shares of our common stock as an incentive for completion of certain pre-determined goals, on a quarterly basis. As of December 31, 2006, we did not issue any stock to EGR pursuant to this agreement. On January 1, 2007, we entered into a new Independent Marketing Contractor Agreement with EGR with the same terms set forth above. The term of the agreement will terminate on June 30, 2007.

United Capital Group, Inc. On January 29, 2007, we entered into a consulting agreement with United Capital Group, Inc., wherein United Capital agreed to provide the Company with services of an advisory or consultative nature to provide a plan for various investor and public relations services. The term of the agreement is for six months terminating on August 29, 2007. We agreed to compensate United Capital with 2,000,000 shares of our common stock with registration rights (issued on February 2, 2007).

Gary J. Grieco. On March 13, 2007, we entered into a consulting agreement with Gary J. Grieco, wherein Mr. Grieco agreed to continue the development of legal and proper stock sales for the Company. The term of the agreement began on January 1, 2007 and will terminate on June 30, 2007. We agreed to compensate Mr. Grieco with $2,500 per month, 600,000 shares of our restricted common stock (issued on March 15, 2007), 1,000,000 Series “D” Warrants to purchase shares of our restricted common stock at $0.10 per share, exercisable until December 31, 2007, and pay for travel and expenses incurred in the performance of the agreement.

Supply Agreement with Layne Christensen Company

On January 19, 2006, we entered into a supply agreement with Layne Christensen Company, wherein Layne agreed to purchase our products (certain water treatment equipment) for resale to its customers. The term of the agreement commenced on January 19, 2006 and will terminate on December 31, 2007.

Letter Agreement with Red River Capital Partners

On June 14, 2006, we executed a letter agreement with Red River Capital Partners, wherein Red River agreed to act in the capacity of an independent contractor, as our financial advisor, investment banker and capital markets agent. As part of the agreed compensation for Red River’s services, on October 3, 2006 we issued 510,590 shares of our restricted common stock but did not deliver the shares to Red River due to non-performance of the contracted services. The 510,590 shares were subsequently rescinded on November 30, 2006 and reissued to Harvey Burstein pursuant to the renewal of loan agreement dated November 17, 2006.

Business Agreement with Robert Lucas

On August 15, 2006, we executed a business agreement with Robert Lucas who agreed to send us $25,000 to use in ordering FEMs. We agreed that from each debenture sold, $5,000 would go towards the repayment of the $25,000 credit line and further we agreed that with each future receivable received, a small amount will go towards the repayment of the credit line as we can afford in consideration of our other obligations. In consideration of the use of the $25,000 credit line if it is not repaid in full in 90 days there shall be a penalty of 100,000 shares. We have been paying Mr. Lucas interest on this loan. As of December 31, 2007, we did not repay the loan in full and on April 3, 2007, issued the 100,000 shares to Mr. Lucas.

Sales Contract

On March 16, 2007, we executed a sales contract with Benchmark Energy Products, LP, wherein we agreed to sell and Benchmark agreed to purchase six (6) EcaFlo® Model C104 units for a total purchase price of $312,000.

Patents, Proprietary Rights and Licenses

We have filed a process patent for an industry-specific application of our EcaFlo® solutions, delivered by our EcaFlo® equipment and will continue to develop other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also will rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to provide competitive advantages for our products in our markets and to develop new products.

Relative to our essential oils extraction, we have an agreement with Coach House Group to pursue the development of extraction technologies utilizing its technology. Having tried, unsuccessfully, to reach the management of the Coach House Group relative to an $84,000 deposit we paid in 2005 for an essential oils extraction plant, we will seek other alternatives to obtain the deposit back.

We will continue to develop closer relationships with the supplier of our new electrolytic cells and pursue greater-volume capacities in concert with our supplier. In addition, we will continue to explore industry-partner relationships that will benefit specific market customers and IET. A national sales and marketing effort will be launched upon securing working capital to meet the needs (production increase) that such an advertising campaign will likely produce. We will further develop the provisional status of our process patent claims toward the goal of securing the most accurate and protective state of said patent, as well as finalizing the preparation and submitting additional intellectual property patents relative to our EcaFlo® equipment and solutions. Generally, our manufacturing facility requires some upfits, such as the addition of testing bays (to increase our ability to perform maximum levels of quality assurance prior to shipping equipment), additional lighting and climate control for a portion of the area. Plans have been developed to address these needs and IET will spend a small amount of money making the improvements that will afford us the opportunity to put more EcaFlo® equipment out the door to customers, hence increasing sales-generated income. Having obtained verbal recognition from UL that our EcaFlo® equipment passed certification for NSF-61, we are in the final stages of securing the UL electrical certification, which will give us written certifications for both UL’s NSF-61 and Electrical Safety. We are concluding final lab analysis and have submitted a final written report for our USDA SBIR Phase I grant and have completed and submitted our application for a USDA SBIR Phase II grant in the amount of $350,000. IET expects to learn whether we will be awarded funding for our Phase II commercialization plan in the agricultural arena in the second quarter of 2007.

ITEM 2.	DESCRIPTION OF PROPERTY

Our main production facility is located at 4235 Commerce Street in the Strand Industrial Park, Little River, South Carolina. The building is approximately 12,000 square feet and is located on two lots. We agreed to lease this facility commencing on January 1, 2006 for a period of three (3) years with annual rent of $73,791 in 2006 and $71,291 in 2007 and 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

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

	2006		2005
	High	Low	High	Low
1st Quarter	0.205	0.081	0.35	0.13
2nd Quarter	0.161	0.095	0.23	0.10
3rd Quarter	0.135	0.085	0.30	0.11
4th Quarter	0.095	0.036	0.35	0.13

(b) Holders of Common Stock

As of April 12, 2007, we had approximately 140 stockholders of record of the 51,185,383 shares outstanding. The closing bid stock price on April 12, 2007 was $0.25.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

The following description applies to the stock option plan which we adopted in July of 2002; no options have been granted under this plan as of December 31, 2006. Subsequently, on March 26, 2007, 1,075,000 options have been granted under this plan.

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

Consultant and Employee Stock Compensation Plan

Effective August 27, 2003, we adopted a Consultant and Employee Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 2,500,000 shares. As of December 31, 2006, 2,398,000 shares have been granted under this plan.

Consultant and Employee Stock Compensation Plan

Effective January 21, 2004, we adopted another Consultant and Employee Stock Compensation Plan. The maximum number of shares initially available pursuant to the plan was 500,000 shares. On December 27, 2004, we amended the compensation plan to make available an additional 4,000,000 shares of common stock. As of December 31, 2006, 500,000 shares have been issued under this plan. Subsequently, as of April 3, 2007, we issued 3,263,000 shares under this plan.

Equity Compensation Plans Information

We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information as of December 31, 2006 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	0	$0	6,100,000 (2)

Total	0	$0	6,100,000

(1)	Includes 2,000,000 options from the 2002 plan, 102,000 shares from the 2003 plan and 4,000,000 shares from the 2004 plan, available for issuance.

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

Recent Sales of Unregistered Securities

On October 3, 2006, we issued 510,590 shares of our restricted common stock to Red River Capital Partners pursuant to the letter agreement dated June 14, 2006. We did not deliver the stock certificate to Red River due to non-performance of contracted services and on November 30, 2006, we rescinded the 510,590 shares and reissued to Harvey Burstein pursuant to the renewal of loan agreement dated November 17, 2006.

On November 16, 2006, we issued 510,590 shares of our restricted common stock to Harvey Burstein pursuant to the renewal of loan agreement dated November 17, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 16, 2006, we sold and issued a total of 3,600,000 shares of our restricted common stock to 2 accredited investors for a total purchase price of $100,000, all of which was paid in cash. We had the option to repurchase the 3,600,000 shares or our restricted common stock on or before December 31, 2006 for $110,000. We are currently negotiating an extension of our option to repurchase the 3,600,000 shares. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On November 30, 2006, we sold 1,500,000 shares of our restricted common stock to Compass Equity Partners for a total purchase price of $36,000, all of which was paid in cash. The 1,500,000 shares were issued on December 8, 2006. We had the option to repurchase the 1,500,000 shares or our restricted common stock on or before January 31, 2007 for $39,500. We are currently negotiating an extension of our option to repurchase the 3,600,000 shares. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Pursuant to a loan agreement with DaVinci-Franklin Fund I, LLC dated December 21, 2006, we agreed to issue 2,500,000 shares of our restricted common stock to DaVinci as collateral. As of the date of this filing the 2,500,000 shares have not been issued.

Subsequent Issuances

On February 2, 2007, we issued 2,000,000 shares of our restricted common stock to United Capital Group, Inc. pursuant to its consulting agreement dated January 29, 2007. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Pursuant to a loan agreement with 3GC, Ltd./Gary Grieco dated March 12, 2007, we issued 800,000 shares of our restricted common stock to Peter and Doris Gianoukas on March 12, 2007 to be held as collateral and delivered to an escrow account held by the Gianoukas’ attorney. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Pursuant to Gary Grieco’s consulting agreement dated March 13, 2007, we issued 600,000 shares of our restricted common stock to Mr. Grieco on March 15, 2007 and 1,000,000 Series “D” Warrants to purchase shares of our restricted common stock at

$0.10 per share, exercisable until December 31, 2007. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 23, 2007, we issued 600,000 Series “D” Warrants to Joel Brownstein and 600,000 Series “D” Warrants to Ace Trading Company for bringing the Company to the attention of brokers, dealers and the investing public. The warrants are exercisable at $0.10 per share and expire on December 31, 2007. We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 26, 2007, we granted a total of 1,075,000 options to purchase shares of our restricted common stock for a five year period (expire on December 31, 2011) to the following employees and directors:

Name	Title	Number of Options & Purchase Price
William E. Prince	Employee & Director	500,000 at $0.12
Marion C. Sofield	Employee & Director	250,000 at $0.12
S. Larry Jones	Employee	100,000 at $0.11
Stuart A. Emmons	Employee	100,000 at $0.11
Sheryl Marsh	Employee	75,000 at $0.11
Valgene Dunham	Director	25,000 at $0.11
James C. Pate	Director	25,000 at $0.11

We believe that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The options were granted directly by us and did not involve a public offering or general solicitation. The recipients of the options were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the grant of the options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On March 30, 2007, we sold a total of 130,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $13,000, all of which was paid in cash. The 130,000 shares were issued on April 11, 2007. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On April 3, 2007, we issued 100,000 shares of our restricted common stock to Robert Lucas pursuant to Mr. Lucas’ business agreement dated August 15, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 3, 2007, we issued 250,000 shares of our restricted common stock to DaVinci-Franklin Fund I, LLC pursuant to its note agreement as liquidated damages for the failure to repay the loan within 90 days from the December 21, 2006 origination date. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 3, 2007, we issued a total of 163,000 shares of our restricted common stock as contract compensation in lieu of salary to the following employees:

Name	Number of Shares
William E. Prince	100,000
Marion C. Sofield	50,000
S. Larry Jones	10,000
Stuart Emmons	3,000

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended December 31, 2006 or 2005.

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

We have incurred losses since inception. For the year ended December 31, 2005, we had a net loss of $1,448,821 as compared to a net loss of $1,610,130 for the year ended December 31, 2006.

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

Results of Operations for the Fiscal Year Ended December 31, 2006 and 2005.

The following table summarizes selected items from the statement of operations at December 31, 2006 compared to December 31, 2005.

SALES AND COST OF GOODS SOLD:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Sales	$434,304	$108,500	$325,804	300%

Cost of Goods Sold	233,389	61,000	172,389	283%

Gross Profit	200,915	47,500	153,415	323%

Gross Profit Percentage of Sales	46%	44%	--	2%

Sales

Our sales for the fiscal year ended December 31, 2006 were $434,304 compared to sales of $108,500 in the fiscal year ended December 31, 2005. This resulted in an increase in sales of $325,804, or 300%, from the same period a year ago. We believe our sales will continue to increase. We have had customers reorder products from us and we continue to seek additional distribution alternatives.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the fiscal year ended December 31, 2006 was $233,389, an increase of $172,389, or 283% from $61,000 for the fiscal year ended December 31, 2005. Our cost of goods sold will increase as our sales increase. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

Gross profit as a percentage of sales increased from 44% for the fiscal year ended December 31, 2005 to 46% for the fiscal year ended December 31, 2006. We monitor our gross profit margins and we believe that the margins will improve with future sales.

EXPENSES:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Expenses:
Professional and administrative fees	$553,029	$585,559	$(325,530)	(5%)
Salary	619,068	442,496	176,572	40%
Depreciation and amortization	65,415	17,865	47,550	266%
Research and development	1,066	77,486	(76,420)	(99%)
Office and miscellaneous	536,531	359,437	177,094	49%

Total operating expenses	$1,775,109	$1,482,843	$292,266	20%

Loss from operations	(1,574,194)	(1,435,343)	138,851	10%

Other (income) expense:
Interest income	3,660	-	3,660	--
Gain on the sale of the building	-	86,754	(86,754)	--
Interest expense	(39,596)	(100,232)	(60,636)	(60%)
Total other expense	(35,936)	(13,478)	22,458	167%

Net loss	$(1,610,130)	$(1,448,821)	$161,309	11%

Professional and Administrative Fees

Professional and administrative fees for the fiscal year ended December 31, 2006 were $553,029, a decrease of $325,530, or 5%, from $585,559 for the fiscal year ended December 31, 2005. The decrease in professional and administrative fees was the result of less reliance on consultants. Whenever possible we are trying to reduce outside consultants but we will still need some assistance as we do not have sufficient in house expertise.

Salary Expenses

Salary expenses for the fiscal year ended December 31, 2006 was $619,068, an increase of $176,572, or 40%, from $442,496 for the fiscal year ended December 31, 2005. The increase in salary expenses was the result of stock issued to employees. We expect salary expense to increase in the future as the Company grows and as sales volume increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the fiscal year ended December 31, 2006 was $65,415, an increase of $47,550, or 266%, from $17,865 for the fiscal year ended December 31, 2005. Depreciation and amortization expenses decreased because we sold our building and are now renting.

Research and Development Expenses

Research and development expenses for the fiscal year ended December 31, 2006 was $1,066, a decrease of $76,420, from $77,486 for the fiscal year ended December 31, 2005. The decrease in research and development expenses was the result of no further development done in the third quarter. We do not expect any major research and development projects in 2007 because we are concentrating on increasing the sales of existing products.

Office and Miscellaneous

Office and miscellaneous expenses for the fiscal year ended December 31, 2006 was $536,531, an increase of $177,094, from $359,437 for the fiscal year ended December 31, 2005. The increase in office and miscellaneous was as a result of additional costs related to rent and increased overhead.

Loss from Operations

The loss from operations for the fiscal year ended December 31, 2006 was $1,574,194, versus a loss from operations of $1,435,343 for the fiscal year ended December 31, 2005, a change in loss from operations of $138,851. The increase in the loss from operations in 2006 was the result of additional operating expenses as compared to 2005.

Interest Expense

Interest expense for the fiscal year ended December 31, 2006 were $39,596 as compared to $100,232 for the same period in 2005. Our interest expense in 2005 was high because of temporary working capital loans that had a large interest rate and fees and we had a mortgage when we owned the building where our business is located.

Net Loss

Our net loss for the fiscal year ended December 31, 2006 was $1,610,130, a increase of $161,309, or 11%, from $1,448,821 for the fiscal year ended December 31, 2005. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (ECA), which is the center point of our EcaFlo® Division. Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, known as anolyte and catholyte..

Our direct attention continues to be focused on to providing our EcaFlo® devices to the markets at-hand: oil and gas industry, food safety and agricultural applications, storm-water treatment, wastewater treatment, and other food/beverage sanitation opportunities.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings with traditional financial or industry “partners.”

As of December 31, 2006, we continued to use equity sales and debt financing to provide the capital we need to run the business. In the future we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans. Further, we are currently in discussions for substantial equity financing, however, there can be no assurance we will complete a transaction.

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

Pursuant to the business agreement dated August 15, 2006 with Robert Lucas, Mr. Lucas loaned us $25,000, which we agreed to repay as the convertible debentures are sold. The note is still valid and the Company is paying interest while continuing to place debentures. The interest is approximately 18%. We also agreed to issue 100,000 shares of our common stock if we did not repay the loan in 90 days. As of December 31, 2006, the loan was not repaid in full and on April 2, 2007, the board approved the issuance of 100,000 shares to Mr. Lucas.

On September 27, 2006, we entered into a loan agreement with Michael Burstein for the principal amount of $50,000. Pursuant to the loan agreement we promised to pay to the order of Mr. Burstein the sum of $50,000 plus interest of $5,000 within 14 days of September 27, 2006. We agreed to issue 1,000,000 shares to Mr. Burstein as a late payment penalty if the note is not paid in 30 days. On November 17, 2006, the parties renewed the loan agreement wherein Mr. Burstein agreed to accept 510,590 shares of our common stock and $5,000 as complete and full satisfaction of penalties associated with our non-performance on the loan agreement. We agreed to pay to the order of Mr. Burstein $55,000 on or before close of business on December 15, 2006. In the event we do not repay the note on December 15, 2006, we agree to pay an additional $2,000 for each or any 30 day period for which the loan balance remains. The note balance remains open on our books.

On December 21, 2006, we entered into a loan agreement with DaVinci-Franklin Fund I, LLC for the principal amount of $75,000. Pursuant to the loan agreement we promised to pay to the order of DaVinci-Franlin Fund I, LLC the principal sum of $75,000 plus interest of $5,000 per month on the 90th day from December 21, 2006. We also agreed to issue 2,500,000 shares of our restricted common stock to DaVinci as collateral (as of the date of this filing the 2,500,000 shares have not been issued). The loan agreement had a provision wherein if we did not repay the principal sum plus interest on the 90th day we agreed to issue 250,000 shares of common stock as liquidated damages. We issued the 250,000 shares on April 3, 2007. As of the date of this filing the principal sum and interest has not been repaid.

On January 23, 2007, we entered into a promissory note with Edward Marucci for the principal amount of $25,000. Pursuant to the promissory note we promised to pay to the order of Edward Marucci the principal sum of $25,000 together with interest of 12% per annum on the maturity date of February 6, 2007. If the principal sum plus interest is not paid by the maturity date the principal sum and interest will bear interest at the rate of eighteen percent (18%) per annum. Mr. Marucci may at his option convert any amounts owing under the promissory note into shares of our common stock at the rate of one share for each $0.05 of indebtedness converted. As of the date of this filing the principal sum and interest has not been repaid.

On January 30, 2007, we entered into a promissory note with Sherri Hotton for the principal amount of $40,000. Pursuant to the promissory note we promised to pay to the order of Sherri Hotton the principal sum of $40,000 together with interest of 12% per annum on the maturity date of February 30, 2007. If the principal sum plus interest is not paid by the maturity date the principal sum and interest will bear interest at the rate of eighteen percent (18%) per annum. Ms. Hotton may at her option convert any amounts owing under the promissory note into shares of our common stock at the rate of one share for each $0.05 of indebtedness converted. As of the date of this filing there is a dispute over the timing of the attempted payment of this loan.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2006, our cash balance was $22,187. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We anticipate incurring operating losses over the majority of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of revenues, we anticipate continuing to issue stock in exchange for loans and/or equity, which may have a substantial dilutive impact on our existing stockholders.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. The Company received $85,000 in government funding from its Phase I USDA SBIR grant during 2006 and has made application for a Phase II grant from the same program in the amount of $350,000, which, if awarded to the Company, would offset many research costs. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of product and research and development that we have accomplished and that we will continue to perform for the term of our plan.

EcaFlo® Division

As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFlo® devices, utilizing the recently secured “new” United States source of electrolytic cells, and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. Due to securing a new source of electrolytic cells for our EcaFlo® equipment, our engineering department has worked with AquaStel, our new supplier, in order to develop prototype EcaFlo® equipment that features the larger volume cells. Equipment design and building on several EcaFlo® models is complete and pricing has been developed to reflect the upgrades we have made in our equipment. Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFlo® devices with a firm confidence level, in addition to allowing us the opportunity to modify existing EcaFlo® equipment to meet customer demand.

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

Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel were able to present test results showing potential customers that aliquots of petroleum well “frac” waters that were treated with a 1% EcaFlo® device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into “frac water.” The oil and gas industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer’s representative/sales and distribution agent.

On May 1, 2006, we received an official Phase I award from the United States Department of Agriculture, Small Business Innovation Research program, for specific research relative to the potential for commercialization of EcaFlo® equipment for use in the agricultural industry for environmentally-responsible fungi management of fruit crops. In addition, we are engaged with UL for obtaining certifications (NSF-61) of our EcaFlo® equipment for use in the water treatment industry and to obtain our UL Electrical safety certifications.

We are continuing our research to identify opportunities where we can provide our innovative technology in value-added services within the food and beverage production and processing industry, medical and healthcare markets, the hospitality industry, as well as in homeland defense applications.

We are continuing to work together with Coastal Carolina University and Clemson University, as well as other universities associated with several of our customers’ specific research requirements, to develop a more comprehensive approach to documenting test results that pertain to the use of EcaFlo® in a plethora of applications.

Further research and development efforts will be implemented with our strategic university partners, going concerns within the oil and gas and food safety industries, and with nationally accredited research labs. We view research and development as an integral portion of our product development plan and will use the measurable outcomes from research projects as catalysts for market development. The results of this research guide us in determining what to further implement into our EcaFlo® equipment designs

On September 20, 2006, we announced that, effective September 15, 2006, we secured an exclusive supply agreement with Aquastel Inc., a United States manufacturer of electro-chemical activation “cells” (“C-50’s and “C-100’s”) that out-perform the previously utilized flow-through electrolytic modules that were a primary component of our EcaFlo® equipment.

On September 28, 2006, we announced that we received an official certificate of registration for our mark, “EcaFlo®”, from the United States Patent and Trademark Office (USPTO).

On February 14, 2007, we announced that Yates Petroleum Company, of Artesia, New Mexico, has purchased additional EcaFlo® equipment due to successes realized in the fall of 2005.

On March 22, 2007, we announced that we have developed the most advanced EcaFlo® system ever designed and sold. We also announced that our new “Command and Control” EcaFlo® system meets the requirements of a specific market area customer’s order for precision monitoring, automated responses and consistent properties of the environmentally-responsible biocide solutions produced by the equipment.

On April 4, 2007, we announced that our wholly-owned subsidiary, I.E.T., Inc., has entered into a sales contract with Benchmark Energy Products, L.P. for over $300,000 dollars of EcaFlo® equipment.

Significant changes in the number of employees.

We currently employ 9 full time, permanent, employees; 1 full time, temporary employee; 3 part time, temporary employees (research assistants and technicians under our USDA SBIR Phase I grant), 1 special projects consultant (EGR International, LLC), 1 scientific and ECA consultant and 1 sales representative organization (Pentagon Technical Services). The 9 full time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part time employees are within our production department or are performing research activities, on-site and at Coastal Carolina University, that are fully reimbursable by our USDA SBIR Phase I grant; and one of our consultants provides technical/scientific support to the EcaFlo® Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

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

We sell products to customers in diversified industries and geographical regions. In 2006 three customers represented 35%, 16% and 14%, respectively and in 2005 three customers represented 46%, 28% and 19% of our revenues respectively. We continually evaluate the creditworthiness of our customers. We typically require 40-50% deposits with EcaFlo® equipment order and we have not required collateral other than deposits.

We evaluate the collectibility of accounts receivable on a combination of factors. Our policies require us to record a specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at December 31, 2006.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or delivery based on contractual terms.

Off-Balance Sheet Arrangements.

As of December 31, 2006, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2006, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

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

Our future operating results will depend upon many factors, including:

•	The continuation of our efforts to raise adequate working capital through equity investment and the generation of sales revenues;
•	The continued success of lab testing that supports the development of our EcaFlo® technology product lines;
•	Demand for our EcaFlo® equipment and solutions;
•	The level of our competition;
•	Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and
•	The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

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

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations. Furthermore, the commercialization expenses of our EcaFLo® Division will be substantial, i.e., in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding. As a result of our low priced stock, and our continuous need for additional capital, we anticipate issuing significant amounts of our common stock in exchange for either debt or equity. This continued issuance of our common stock will have a substantial dilutive impact on our current stockholders. If we are unable to obtain additional equity or debt financing, in the near future, we may be forced to terminate operations.

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

The shares of our common stock have historically been thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Paul Branagan, former director of the Company did not stand for reelection as a Director at our annual meeting of stockholders held on June 21, 2006. Mr. Branagan’s decision not to stand for reelection was not the result of any disagreement with management or our board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term

William E. Prince	55	President, CEO, Chairman, Treasurer	Since 2003
Marion Sofield	44	Secretary, Director	Since 2004
James C. Pate	65	Director	Since 2005
Dr. Valgene L. Dunham	64	Director	Since 2004

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

James C. Pate has served as a Director of the Company since May 12, 2005. Mr. Pate is President of Fisher Enterprises and J. C. Pate Engineering, located in Fayetteville,

North Carolina and has a broad range of experience in all phases of construction projects, including site acquisition, economic analysis, planning, design, and project management on varied architectural and civil engineering projects. Mr. Pate has previously served as engineering manager with Exxon Oil and the U.S. Army Corps of Engineers. Areas of expertise include developing and review of design alternatives, concept designs and working drawings, and associated budgets and schedules, financing/funding alternatives, as well as value engineering. Mr. Pate has extensive experience with all facets of environmental engineering issues. Typical projects that Mr. Pate manages include airports, industrial buildings, water systems and waste water systems, landfills, fuel handling and storage facilities, locks and dams, bridges, waterways, shopping centers, marinas, docks, and wharfs, land development, condominiums and golf courses.

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

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2006, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address: 4235 Commerce Street, Little River, South Carolina 29566.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
William E. Prince,
President/Director	2006	$74,400	-0-	$8,400	-0-	-0-	-0-	$12,417.81	$95,217.81

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

Timothy W. Shields

On December 20, 2005, we entered into a Memorandum of Understanding with Timothy W. Shields, wherein Mr. Shields agreed to serve as Regional Sales Manager – Southeastern Division Industry Specialist. We agreed to pay Mr. Shields an annual compensation of $40,000, paid bi-weekly, plus commission on units sold through distributors, as well as on individual customers established by Mr. Shields and medical insurance. Additionally, Mr. Shields may receive cash incentives based on overall sales projection and performance of target goals listed in the agreement. The term of the agreement commenced on December 20, 2005 and terminated on December 18, 2006.

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

Director Compensation

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensa- tion ($) (e)	Non-Qualified Deferred Compensa- tion Earnings ($) (f)	All Other Compensa -tion ($) (g)	Total ($) (j)
Paul Branagan (1)	-0-	$325	-0-	-0-	-0-	-0-	$325
Valgene Dunham	-0-	$650	-0-	-0-	-0-	-0-	$650
James C. Pate	-0-	$325	-0-	-0-	-0-	-0-	$325
Marion C. Sofield	-0-	$650	-0-	-0-	-0-	-0-	$650

(1) Former Director of the Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 12, 2007 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 51,185,383 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 12, 2007 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
William E. Prince, President & Director 4235 Commerce St. Little River, SC 29566	712,500	1%
Marion C. Sofield, Vice President, Secretary & Director 4235 Commerce St. Little River, SC 29566	362,500	1%
James C. Pate, Director 4235 Commerce St. Little River, SC 29566	7,500	0%

Dr. Valgene L. Dunham, Director 4235 Commerce St. Little River, SC 29566	15,000	0%
All Directors & Officers as a Group	1,097,500	2%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
3GC Ltd. (3) 6265 S. Stevenson Way Las Vegas, NV 89120	796,915	2%
Gary J. Grieco(3) 4660 Lightkeepers Way Little River, SC 29566	3,819,000 (4)	7%
Robert R. Lucas 414SW 51st Terr Cape Coral, FL 33914	4,600,000 (5)	9%
Beneficial Owners as a Group	9,215,915	18%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	Gary J. Grieco is the sole officer, director and Stockholder of 3GC LTD. and has the power to direct the voting of 3GC LTD.’s shares.
(4)	Includes 300,000 Series “C” Warrants.
(5)	Includes 1,000,000 Series “C” Warrants.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

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

Director Independence

The Board of Directors has not made the determination if any of its Directors are considered independent directors in accordance with the director independence standards of the American Stock Exchange. Therefore, as of the date of this filing, each director should be considered as non-independent.

ITEM 13.	EXHIBITS

(a)	Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(b)	1/25/02

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999		10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999		10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000		10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.		10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004		10-QSB	3/31/04	3(i)	5/14/04

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001		8-K		3(i)(g)	1/25/02

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001		8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(ii)(f)	4/30/02

10.1	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003		10-QSB	9/30/03	10.8	11/19/03

10.2	Supply Agreement – Dated September 4, 2003		10-QSB	9/30/03	10.9	11/19/03

10.3	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003		10-QSB	9/30/03	10.10	11/19/03

10.4	Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003		8-K		10.2	1/08/04

10.5	Contract of Sale – JMW Investments – Dated January 2, 2004		8-K		10.1	3/1/04

10.6	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004		S-8		10.3	1/22/04

10.7	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004		10-QSB	6/30/04	10	8/23/04

10.8	Amendment to License and Supply Agreement with Electro-Chemical Technologies		10-QSB	9/30/04	10	11/12/04

10.9	Consulting Agreement of Joseph Schmidt, dated November 18, 2004.		8-K		10.1	1/07/05

10.10	Letter Amending Joseph Schmidt’s Consulting Agreement.		8-K		10.2	1/07/05

10.11	Consulting Agreement of XXR Consulting, Inc., dated December 8, 2004.		8-K		10.3	1/07/05

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.		8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005		8-K		10.5	1/07/05

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005		10-KSB	12/31/04	10.6	3/30/05

10.15	Employment Agreement of Steve Johnson – Dated February 10, 2005		10-KSB	12/31/04	10.7	3/30/05

10.16	DaVinci-Franklin Fund I, LLC – Dated April 1, 2005		8-K		10.1	4/13/05

10.17	Agreement with Red River Capital Partners dated June 14, 2006		10-QSB	6/30/06	10	8/14/06

16	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002.		8-K		16	4/26/02

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $38,375 and $36,813, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Weaver & Martin LLC for professional services rendered for audit related fees for fiscal years 2006 and 2005 were $0 and $10,700.

(3) TAX FEES

The aggregate fee to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal year 2006 was $7,650 and for fiscal year 2005 was $0, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2006 and 2005 other than the fees described above.

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

Date: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Prince	President, Secretary/Treasurer,	April 17, 2007
William E. Prince	CEO, Chairman,
Chief Accounting Officer

/s/ Marion Sofield	Secretary, Director	April 17, 2007
Marion Sofield

/s/ James Pate	Director	April 17, 2007
James C. Pate

TABLE OF CONTENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET	F-2

CONSOLIDATED STATEMENT OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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

/S/ Weaver & Martin LLC

Weaver & Martin LLC

Kansas City, Missouri

April 17, 2006

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Balance Sheet

	December 31,
	2006	2005

Assets
Current Assets:
Cash	$ 22,187	$ 122,870
Cash, restricted	50,000	50,000
Accounts receivable	4,282	1,046
Inventory	170,940	156,539
Deposits and prepaid assets	5,942	115,372

Total current assets	253,351	445,827

Equipment	13,045	13,045
Accumulated depreciation	(6,272)	(3,993)

Total building and equipment	6,773	9,052

Other asset-license agreement net of accumulated
amortization of $11,865 at 12/31/05	-	63,136

	$ 260,124	$ 518,015
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$ 175,158	$ 71,752
Accrued liabilities	173,780	37,760
Notes payable	274,783	85,760

Total current liabilities	623,721	195,272

Convertible notes	38,510	-

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 47,142,383 and 35,197,793 shares issued and
outstanding at 12/31/06 and 12/31/05	47,142	35,198
Stock bought not issued 268,000 shares	268	-
Paid-in capital	4,584,956	3,760,984
Unamortized cost of stock & warrants issued for consulting	-	(49,096)
Retained earnings (deficit)	(5,034,473)	(3,424,343)

Total shareholders' equity (deficit)	(402,107)	322,743

Total liabilities and shareholders' equity (deficit)	$ 260,124	$ 518,015

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Operations

	Year Ended December 31,
	2006	2005
Sales	$ 434,304	$ 108,500
Cost of sales	233,389	61,000

Gross profit	200,915	47,500

Professional and administrative fees	553,029	585,559
Salary	619,068	442,496
Depreciation and amortization	65,415	17,865
Research & development	1,066	77,486
Office & miscellaneous expense	536,531	359,437

	1,775,109	1,482,843

Loss from operations	(1,574,194)	(1,435,343)

Other income (expense):
Interest income	3,660	-
Gain on the sale of the building	-	86,754
Interest expense	(39,596)	(100,232)

	(35,936)	(13,478)

Net loss	$ (1,610,130)	$(1,448,821)

Net loss per share basic and diluted	$ (0.04)	$ (0.05)

Weighted average shares outstanding	39,849,757	27,363,382

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Stockholders’ Equity

					Stock
	Common Stock				Bought or	Unamortized	Retained	Total
	Per			Paid In	Earned Not	Consulting	Earnings	Shareholders'
	Share	Shares	Amount	Capital	Issued	Cost	(Deficit)	Deficit
Balance January 1, 2005		20,532,793	$ 20,533	$ 2,397,104	$ 900	$ -	$(1,975,522)	$ 443,015
Stock sold	0.08	12,705,000	12,705	983,040	-	-	-	995,745
Stock issued		900,000	900	-	(900)	-	-	-
Stock for employee services	0.28	10,000	10	2,790	-	-	-	2,800
Stock issued for services	0.30	1,050,000	1,050	318,450	-	(32,368)	-	287,132
Warrants issued for services		-	-	52,400	-	(16,728)	-	35,672
Beneficial conversion		-	-	7,200	-	-	-	7,200
Net loss		-	-	-	-	-	(1,448,821)	(1,448,821)
Balance December 31, 2005		35,197,793	35,198	3,760,984	-	(49,096)	(3,424,343)	322,743
Stock sold	0.03-0.10	10,350,000	10,350	565,650	-	-	-	576,000
Stock for employee services	0.13	544,000	544	83,448	168	-	-	84,160
Warrants issued with convertible
notes		-	-	22,300	-	-	-	22,300
Convertible note converted into
stock	0.08	540,000	540	39,960	-	-	-	40,500
Stock issued for a loan or interest costs	0.10	510,590	510	112,614	100	-	-	113,224
Amortization of consulting cost		-	-	-	-	49,096	-	49,096
Net loss		-	-	-	-	-	(1,610,130)	(1,610,130)
		47,142,383	$ 47,142	$ 4,584,956	$ 268	$ -	$(5,034,473)	$ (402,107)

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (1,610,130)	$(1,448,821)
Adjustments to reconcile net loss to net cash
used in operating activities -
Depreciation and amortization	6,093	17,865
Accretion of interest on convertible notes	10,810	-
Gain on sale of building	-	(86,754)
Stock issued for loan or interest costs	6,000	6,000
Beneficial conversion	-	6,685
Warrants issued for services	-	35,672
Stock and warrants issued for services	245,495	283,932
Termination of license agreement	59,322	-
Changes in operating assets and liabilities:
Cash, restricted	-	(50,000)
Accounts receivable	(3,236)	(1,046)
Inventory	(14,401)	(90,437)
Deposits and prepaid assets	109,430	(30,457)
Accounts payable	103,406	(13,965)
Accrued liabilities	136,021	(3,603)

Cash used in operating activities	(951,190)	(1,374,929)

Cash flows from investing activities:
Purchase of building and equipment	-	(1,756)
Proceeds from sale of building	-	545,488

Cash provided by investing activities	-	543,732

Cash flows from financing activities:
Payments on long-term debt	-	(307,204)
Note payable, net	224,507	86,275
Proceeds from the sale of warrants	22,300	-
Proceeds from convertible debt	27,700	-
Proceeds from the sale of common stock	576,000	995,745

Cash provided by financing activities	850,507	774,816

Decrease in cash	(100,683)	(56,381)

Cash beginning of period	122,870	179,251

Cash end of period	$ 22,187	$ 122,870

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 14,925	$ 93,548
Cash paid for income taxes	-	-

Noncash financing activities:

Stock and warrants issued for services	$ 200,655	$ 374,700

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Description of Business

All of our current operations are conducted through I.E.T., Inc. our wholly owned subsidiary. I.E.T., Inc. currently designs, manufactures and sells EcaFlo® equipment, which utilizes the Electro-Chemical Activation (ECA) process to generate environmentally-responsible EcaFlo® solutions – anolyte and catholyte – for use in managing and controlling bacteria, fungi, viruses and other unwanted microorganisms in an effective and economically-beneficial manner.

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

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. In 2006 three customers represented 35%, 16% and 14%, respectively and in 2005 three customers represented 46%, 28% and 19% of our revenues respectively. We continually evaluate the creditworthiness of our customers. We typically require 40-50% deposits with EcaFlo® equipment order and we have not required collateral other than deposits.

We evaluate the collectibility of accounts receivable on a combination of factors. Our policies require us to record a specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at December 31, 2006.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or delivery based on contractual terms.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method. The inventory at December 31, 2006 consisted of materials.

Loss Per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on December 31, 2006 and 2005.

Research and Development Costs

Research and development costs relating to both future and current products are charged to expense as incurred. These costs aggregated approximately $1,066 and $77,486 in 2006 and 2005, respectively.

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

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

Recent Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The effect of adopting this statement did not have a material effect on the financial statements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is on a straight-line method using the estimated lives of the assets (5-39 years). Expenditures for maintenance and repairs are charged to expense.

Amortization of the former license agreement was on the straight-line method using the remaining life of the underlying patents of 177 months beginning at the date of the agreement. In 2006 the agreement was terminated and the remaining unamortized balance of $59,322 was expensed.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

NOTE 2 -GOING CONCERN

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

We sold 205,000 shares of our common stock in the first quarter of 2005 for a net amount of $41,000. Each share purchased included an “A’ warrant that allowed for the purchase of a share of the our common stock for $0.50 per share until December 31, 2006 and a

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

“B” warrant that allowed for the purchase of a share of our common stock at a price of $1.00 per share if the “A” warrant had been exercised until December 31, 2007.

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

On July 21, 2005, we issued 400,000 shares of our common stock to CEOcast, Inc. pursuant to an agreement to provide investor relations services for a six-month period. The value of the stock on the date of the agreement was $0.22 per share. The consulting cost was valued at $88,000 and it will be amortized over the life of the agreement. For the years ended December 31, 2006 and 2005 we recorded $9,778 and $78,222 respectively as professional fees.

On September 20, 2005, we entered into a translation and business consulting agreement with Mr. Goran Blagojevic. The term of the agreement was for five months, later extended for an additional 3 months. Mr. Blagojevic received 200,000 shares of our common stock and 200,000 “A” warrants. The value of the stock on the date of the agreement and the date of the extension was used to value the stock. The stock value was $45,500 and this was recorded as unamortized consulting cost. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model. We are amortizing the consulting cost over the period of the contract and for the years ended December 31, 2006 and 2005 we recorded $39,318 and $31,182 respectively as professional fee expense.

On August 8, 2005, we entered into a consulting agreement with Dr. Richard Maas whereby he agreed to provide technical and scientific consulting services to the Company in order to assist in marketing and developing its products. We issued 50,000 shares of common stock to Mr. Maas and the value of the contract was based on the price of its

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

shares on the day the contract was signed. In the year ended December 31, 2005 we recorded as $10,000 as professional fee expense.

We issued 50,000 shares of our common stock to United Capital Group that had a value of $6,000 based on the value the stock was trading on the date of the agreement. This was recorded as a loan fee and was amortized over the life of the loan. For the year ended December 31, 2006 and 2005 the loan fee expense totaled $430 and $5,570 respectively.

On July 26, 2006 United Capital Group converted the unpaid balance, unpaid interest and additional fees into 540,000 shares of our common stock at a conversion price of $.075 per share paying the note in full.

On June 14, 2006, we entered into a consulting agreement with Red River Capital Partners (RRC) to provide financial advisory, capital advisory and investment banking services. The term of the agreement is 270 days, subject to extension. Fees for the services includes 396,978 shares of our common stock, amended on July 1, 2006 to a total of 510,590 shares (which was issued but not delivered to RRC), monthly cash payments and fees to be paid only if capital is raised by RRC. The value of the stock was based on our closing market price on June 28, 2006 and July 1, 2006 (the days the stock was earned) and totaled $56,165. We recorded $56,165 of professional fees in the year ended December 31, 2006. The shares were never delivered to RRC and were returned to the stock registrar and cancelled.

We issued 510,590 shares of our restricted common stock to a shareholder that had executed a note agreement with us pursuant to the renewal of that note. We recorded $51,059 as loan fee expense.

Our Board of Directors approved the issuance of 712,000 shares of our stock to certain employees and Directors. The market value of our stock on the date the stock was earned was between $.06 and $0.13 and we recorded $84,160 as salary expense. At December 31, 2006 168,000 shares were not issued and the par value of these shares $168 was recorded as stock bought not issued.

During the year ended December 31, 2006, we sold 10,350,000 shares of our common stock for prices ranging from $0.277 to $0.10 per share. Included in the sales of stock was 1 a total of 5,100,000 shares of our restricted common stock to 3 accredited investors for a total purchase price of $136,000, all of which was paid in cash. We had an option to repurchase the 5,100,000 shares or our restricted common stock for $139,500 that have expired.

At December 31, 2006 we owed 100,000 shares of our stock to an individual in connection with a loan that is in default. The value of the shares was $6,000 and was recorded as interest expense. The shares were not issued at December 31, 2006 and we have recorded $100, as stock bought or earned not issued.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

NOTE 4-OPTIONS AND WARRANTS

We have option plans that provides for 6,500,000 options (issued and exercised 400,000 options) that can be granted. At December 31, 2006 no options are outstanding under the plans (See Note 14-subsequent events for options awarded).

We issued 100,000 warrants on May 18, 2005 to purchase common stock at a price of $0.23 for a period of two years pursuant to an agreement in which we entered into a joint marketing venture. The value of the warrants was $24,000 as determined by the Black-Scholes pricing model and this was recorded as a professional fee.

On September 19, 2005, we issued 50,000 warrants to Mr. Joseph Schmidt to extend his consulting agreement for an additional month. The warrants had a one-year life and expired unexercised. The value of the warrants was $7,500 as determined by the Black-Scholes pricing model and this was recorded as a professional fee.

We issued 50,000 warrants on December 16, 2005 to IBG NY, LLC to purchase common stock at a price of $.20 for a period of three years pursuant to an agreement to assist us in raising capital. The value of the warrants was $3,100 as determined by the Black-Scholes pricing model and this was recorded as a professional fee.

The weighted average of the assumptions used to value the warrants in 2005 were: Interest rate-3.99%, Days to expiration-507, Stock price-$.22, Strike price-$.35, Volatility-163%, Yield-0%.

In connection with the sale of convertible notes there were 500,000 “C” warrants issued with an exercise price of $.25 per share expiring December 31, 2008. The market value as determined by the Black-Scholes pricing model was $22,300. The assumptions used to value the warrants were: interest rate-4.68%, Period to expiration-2.25 years, Stock price-$.10, Strike price-$.25, Volatility 115% and Yield-0%.

At December 31, 2006 we had 6,000,000 “C” warrants with an exercise price of $.25 per share expiring December 31, 2008,100,000 warrants to purchase stock at $.23 per share expiring May 18,2007, and 50,000 warrants to purchase stock at $.20 per share expiring December 16, 2008.

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/05	--	--	6,020,000	$.75
Granted	--	--	6,310,000.29
Cancelled	--	--	--	--
Exercised	--	--	--	--
Outstanding 12/31/05	--	--	6,020,000	$.51

Outstanding 1/1/05	--	--	6,020,000	$.51
Granted	--	--	500,000.25

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

Cancelled	--	--	(6,680,000)	.74
Exercised	--	--	--	--
Outstanding12/31/05	--	--	6,150,000	$.25

NOTE 5-LICENSE AGREEMENTS

On October 14, 2003, the Company’s wholly owned subsidiary IET entered into an agreement with SPDG Naturol Ltd. to pursue the development of a process for extracting oils from botanicals. In connection with the agreement a deposit of $84,000 was made for equipment to be delivered at a later date. In the fourth quarter of 2006 it was determined that the equipment would not be purchased and the deposit would not be returned so we expensed the deposit.

On September 4, 2003, the Company's wholly-owned subsidiary entered into a license agreement with Electro-Chemical Technologies, Ltd. (licensor) and Laboratory of Electrotechnology Ltd. (supplier) whereby the Company has an exclusive, royalty-bearing license under the patents and the technical information to purchase, manufacture/assemble (with the exceptions of flow-through electrolytic modules FEM), market, lease, sell, distribute and service Licensed Products throughout the territory for use in licensed applications, provided, however, that license/supplier shall retain the exclusive right to manufacture/assemble FEM's and to supply FEM's to licensee. The license period goes through the date of the last expiration of the patent of the technology (5/2018). A fee of $75,000 was paid for the agreement and that fee will be amortized over the period of September 2003 through May2018. There will be a royalty of 8% of the net sales price due on any sales made by the Company. The amortization expense for the period ended December 31, 2006 and 2005 was $3,813 and $5,085 respectively. We terminated the agreement on September 18, 2006 and expensed the remaining $59,322 balance of the asset.

NOTE 6-RELATED PARTY TRANSACTIONS

In 2004 one of our shareholders loaned us $25,000 on a demand note. The loan and interest of $414 was repaid by December 31, 2004. In 2005 we loaned a shareholder $22,500 on a demand note with interest at 6%. At December 31, 2005 the loan was unpaid (see Note 9). We have consulting agreements with shareholders who provide marketing and management services for us in exchange for company stock, warrants and cash payments. Total amounts expensed made under these agreements for 2006 and 2005 were $39,250 and $299,904 respectively.

We paid consulting costs of $17,500 in the year ended December 31, 2006 to Dr. Valgene L. Dunham, a member of our Board of Directors.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

We borrowed $50,000 from a shareholder that was outstanding at December 31, 2006. We paid a loan fee of $59,019 for a renewal of the note. Interest on the loan was $10,000.

We borrowed $75,000 from a shareholder that was outstanding at December 31, 2006. Interest on the loan was $1,667.

We borrowed $25,000 from a shareholder that had a balance outstanding at December 31, 2006 of $24,508. Interest on the loan was $476.

NOTE 7-LONG-TERM DEBT

We had a mortgage on our building that was a long-term debt and the mortgage was paid when the building was sold in the year ended December 31, 2005.

NOTE 8 NOTES PAYABLE

	Year Ended December 31,
	2006	2005
Line of credit Crescent Bank	$50,275	$50,275
United Capital Group Note	--	35,485
DaVinci-Franklin Fund I, LLC Note	75,000	--
Defense Technology System Note	50,000	--
Red River Capital Note	25,000	--
Notes payable to individuals	74,508	--
	$274,783	$85,760

We borrowed $50,000 from United Capital Group, Inc. on February 1, 2005 with repayment due February 16, 2005. We subsequently repaid $14,000 and the current balance due is $36,000. The note has an interest rate of 6%. On June 16, 2005, the Company entered into a promissory note agreement to extend the maturity to January 16, 2006. As a part of the agreement the note holder has the ability to convert the note into shares of our common stock. At the option of the holder any amounts owed under the promissory note that are not paid in full may be converted into shares of the common stock at the rate of one share for each $.10 of indebtedness converted. At the date the agreement was signed our stock was trading at $0.12 per share. There was a beneficial conversion of $7,200 based on the difference between the trading price and the conversion price. The beneficial conversion will accrete over the life of the loan. For the year ended December 31, 2005 the interest accretion was $6,685. The note payable balance net of the remaining beneficial conversion at December 31, 2005 was $35,485. As an inducement to United Capital Group we agreed to issue to them 50,000 shares of our common stock that had a value of $6,000 based on the value the stock was trading on the date of the agreement. This was recorded as a loan fee and will be amortized over the life of the loan. For the years ended December 31, 2006 and 2005 the amortization of the loan fee totaled $430 and $5,570, respectively.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

We borrowed $25,000 from one of our stockholders on March 28, 2005 on a demand note with an interest rate of 6%. At December 31, 2005 the loan had been repaid.

We have a line of credit from Crescent bank in the amount of $50,250 with interest at prime plus 1%. The bank requires that we maintain a balance in a restricted account totaling $50,000. At December 31, 2006 and 2005 the line of credit was $50,250.

On April 29, 2005, we borrowed $150,000 from DaVinci-Franklin Fund I, LLC. a stockholder. The loan was paid when the building was sold. There was an initial loan fee of $7,500 paid at the date of the loan and interest paid was $60,000.

We borrowed $50,000 from Defense Technology Systems, Inc. on August 15, 2006. This note was to mature on September 30, 2006 with $5,000 interest due at that date and interest at 10% thereafter.

On August 17, 2006 we borrowed $25,000 from an individual on an unsecured note that will be repaid as the convertible debentures are sold. This note is in default. Interest is approximately 18%. There is also a penalty clause in the note that requires us to issue 100,000 shares to the individual. The price of our shares on December 15, 2006 was $.06 per share and we recorded an expense of $6,000 as additional interest for the shares that were owed to the individual.

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

On October 1, 2006 we borrowed $25,000 from Red River Capital on an unsecured note.

On December 22, 2006 we borrowed $75,000 from DaVinci-Franklin-Fund I, LLC, a shareholder at an annual interest rate of 80% due in 90 days. A default penalty of 250,000 shares is due if the loan is not repaid in 90 days.

NOTE 9-CONVERTIBLE NOTES

We issued $125,000 in convertible notes in 2006. The notes have a stated interest rate of 10%. The notes mature January 2, 2009 and can be converted into our stock at a price of $.40 per share. As an inducement to sell the notes each $500 note included 3,000 shares of our common stock and 2,000 “C” warrants which had an exercise price of $.25 per share and were exercisable through December 31, 2008. The value of the stock on the day the notes were accepted by the Board of Directors was $.10 per share. The value assigned to the shares was $75,000 and this is recorded as stock issued. The market value of the “C” warrants was determined based on the Black-Scholes pricing model was $22,300. The warrant value was recorded as paid in capital. The fair market value

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

assigned to the notes was based on the interest rate we were paying for borrowings discounted because of the term of the note that amounted to a value of $27,700. The difference between the net amount and the matured amount is $97,300 and this will be accreted as additional interest expense from October 1, 2006 through maturity on the interest method. For the period ended December 31, 2006 an additional interest of $10,810. The balance of the convertible notes net of unaccreted interest expense at December 31, 2006 was $38,510.

NOTE 10-DEPOSITS AND PREPAID ASSETS

	December 31,
	2006	2005
Deposit for extraction plant	$ --	$ 84,000
Prepaid asset	5,942	9,372
Note receivable from shareholder	--	22,500
	$ 5,942	$ 114,441

We have prepaid rent in 2006 and 2005 that is for January.

NOTE 11-SALE OF OUR BUILDING

We sold our building in 2005 and recorded a gain on the sale net of all costs of $86,754.

NOTE 12 -INCOME TAXES

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2006 and 2005. There is approximately $4,960,000 of net operating loss carry-forwards, which expires in 2017-2020. The net deferred tax is as follows:

	Year ended December 31,
Non-current deferred tax asset (liabilities):	2006	2005
Net operating loss carry-forward	$ 1,736,000	$ 1,100,000
Valuation allowance	(1,736,000)	(1,100,000)
Total deferred tax net	$ --	$ --

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	2006	2005
Statutory federal income tax rate	(34.0%)	(34.0%)
Non deductible expense	6%	1.0%
Change in valuation allowance	33.4%	33.0%
Effective tax rate	0.0%	0.0%

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

NOTE 13-COMMITMENTS AND CONTINGENCIES

We executed a lease for our office and manufacturing facilities in December of 2005. This is a three-year lease with renewal options. Future rent payments on non-cancelable operating leases with an initial or remaining term of greater than one year is as follows- 2007-2008 $73,791 per year.

NOTE 14-SUBSEQUENT EVENTS

We borrowed $40,000 on January 31, 2007 from an individual. There is currently a dispute over the timing of the attempt payment of this loan.

We borrowed $40,000 on March 12, 2007 from 3GC, Ltd, a shareholder at an interest rate of 60% due April 12, 2007. A penalty of 200,000 of our shares is owed if the loan isn’t repaid. We issued 800,000 shares of our stock to be held by our stock registrar as collateral for this loan.

We borrowed $10,000 on February 7, 2006 from 3GC, Ltd, a shareholder, at an interest rate of 18%. There is a penalty of 100,000 shares of our stock if the loan is not repaid by April 6, 2007.

We borrowed $25,000 from an individual on January 23, 2007 at an interest rate of 12% due on February 6, 1007. The note is convertible for 400,000 of our shares if it is not repaid. The note is in default.

Our Board approved on March 12, 2007 5,000,000 Series “D” Warrants.

We issued 1,000,000 Series “D” warrants on March 13, 2007 to 3GC, Ltd with an exercise price of $.10 per share for consulting services. The warrants expire on December 31, 2007. The value of the warrants is $24,000. We also issued 600,000 shares of our stock in connection with the consulting agreement that had a value of $66,000.

We sold 130,000 shares of our stock on March 26, 2007 to a shareholder for $13,000.

We issued 2,000,000 shares of our stock to United Capital Group in connection with consulting services on February 1, 2007. The value of the services was $100,000.

We issued 250,000 shares of our stock on April 3, 2007 as a penalty on a loan agreement.

We issued 600,000 Series “D” warrants to Mr. Joel Brownstein and 600,000 Series “D” warrants to Ace Trading Company in connection with services rendered to the company. The warrants have an exercise price of $.10 per share and expire on December 31, 2007. The value of the warrants is $29,000.

Our Board awarded 1,075,000 options exercisable at $.11 and $.12 per share expiring December 31, 2011. The value of the options was approximately $143,000.