Form 10QSB
period 2007-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2007-05-21
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2007, was 51,185,383 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	Audited
Assets
Current Assets:
Cash	$ 19,581	$ 22,187
Cash, restricted	50,000	50,000
Accounts receivable	3,740	4,282
Inventory	147,872	170,940
Deposits and prepaid assets	5,942	5,942

Total current assets	227,135	253,351

Equipment	13,045	13,045
Accumulated depreciation	(6,842)	(6,272)

Total equipment	6,203	6,773

	$ 233,338	$ 260,124
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$ 217,748	$ 175,158
Accrued liabilities	319,183	173,780
Notes payable	381,983	274,783

Total current liabilities	918,914	623,721

Convertible notes	49,320	38,510

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $0.001, 50,542,383 and 47,142,383 shares issued and
outstanding at 3/31/07 and 12/31/06, respectively	50,542	47,142
Stock bought not issued 393,000 and 268,000 shares at 3/31/07 and 12/31/06, respectively	393	268
Paid-in capital	5,003,325	4,584,956
Unamortized cost of stock & warrants issued for consulting	(237,302)	-
Retained earnings (deficit)	(5,551,854)	(5,034,473)

Total shareholders' equity (deficit)	(734,896)	(402,107)

Total liabilities and shareholders' equity (deficit)	$ 233,338	$ 260,124

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Operations

Unaudited

	Three Months Ended March 31,
	2007	2006
Sales	$ 77,283	$ 112,976
Cost of sales	49,571	37,682

Gross profit	27,712	75,294

Professional fees	133,428	146,101
Salary	235,308	134,618
Depreciation and amortization	570	2,354
Office & miscellaneous expense	136,222	105,116

	505,528	388,189

Loss from operations	(477,816)	(312,895)

Other income (expense):
Interest income	-	418
Interest expense	(39,565)	(4,602)

	(39,565)	(4,184)

Net loss	$ (517,381)	$ (317,079)

Net loss per share basic and diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding	49,014,939	35,281,126

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Cash Flows

Unaudited

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (517,381)	$ (317,079)
Adjustments to reconcile net loss to net cash
used in operating activities -
Depreciation and amortization	570	1,924
Accretion of interest on convertible notes	10,810	-
Stock issued for loan or interest costs	800	-
Stock, options and warrants issued for services	170,792	36,188
Beneficial conversion	-	515
Changes in operating assets and liabilities:
Cash, restricted	-	50,000
Accounts receivable	542	(13,642)
Inventory	23,068	8,199
Deposits and prepaid assets	-	(22,390)
Accounts payable	42,590	121,965
Accrued liabilities	145,403	(7,651)

Cash used in operating activities	(122,806)	(141,971)

Cash flows from investing activities:
Purchase of building and equipment	-	(1,650)

Cash (used in) investing activities	-	(1,650)

Cash flows from financing activities:
Note payable, net	107,200	-
Proceeds from the sale of common stock	13,000	125,000

Cash provided by financing activities	120,200	125,000

Decrease in cash	(2,606)	(18,621)

Cash beginning of period	22,187	122,870

Cash end of period	$ 19,581	$ 104,249

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,067	$ 1,795
Cash paid for income taxes	-	-

Noncash financing activities:

Stock and warrants issued for services	$ 408,894	$ -

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2006.

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

Note 3 – Notes payable

We borrowed $25,000 from an individual on January 23, 2007 at an interest rate of 12% due on February 6, 2007. The note is convertible into 400,000 of our shares if it is not repaid. The note is in default.

We borrowed $40,000 on January 31, 2007 from an individual at an interest rate of 12%. There is a dispute over the timing of the attempted repayment of this loan.

We borrowed $40,000 on March 12, 2007 from 3GC, Ltd., a shareholder at an interest rate of 30% due April 12, 2007. A penalty of 200,000 of our shares is owed if the loan is not repaid. We issued 800,000 shares of our stock to be held by our stock registrar as collateral for this loan. This loan was subsequently repaid on April 20, 2007.

We borrowed $2,200 from William Prince, our CEO at an interest rate of 18% due March 27, 2007. This loan was not repaid as of March 31, 2007.

Note 4 – Common stock and warrants

We sold 130,000 shares of our stock on March 26, 2007 to a shareholder for $13,000. The stock was not issued at March 31, 2007 and we have recorded $130 that represents the par value as stock bought or earned not issued.

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

We issued 2,000,000 shares of our stock to United Capital Group in connection with consulting services on February 1, 2007. The value of the services was $100,000 and the period of the consulting agreement was from February 1, 2007 through September 30, 2007. Professional fee expense will be recognized over the period of the contract and for the period ended March 31, 2007 we recognized $28,572 as professional fee expense.

We had 5,000 shares that were not issued at December 31, 2006 that were cancelled during the quarter.

Our Board approved on March 12, 2007 5,000,000 Series “D” Warrants.

We issued 1,000,000 Series “D” warrants on March 13, 2007 to 3GC, Ltd. with an exercise price of $0.10 per share for consulting services. The warrants expire on December 31, 2007. The fair market value of the warrants based on the Black Scholes model is $57,162 using the following assumptions: Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%. We also issued 600,000 shares of our stock to 3GC, Ltd. in connection with the consulting agreement. The value of the stock based on the closing price of our stock on the day of the contract was $66,000. Professional fee expense will be recognized over the term of the agreement (March 13, 2007 through June 30, 2007) and for the period ended March 31, 2007 we recognized $20,339 as professional fee expense.

We issued 1,200,000 Series “D” warrants on March 23, 2007 to Ace Trading and Joel Brownstein with an exercise price of $0.10 per share for consulting services. The warrants expire on December 31, 2007. The fair market value of the warrants based on the Black Scholes model is $68,594 using the following assumptions Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%. Professional fee expense will be recognized over the term of the agreement (March 23, 2007 through June 30, 2007) and for the period ended March 31, 2007 we recognized $5,543 as professional fee expense. These warrants were subsequently cancelled May 2, 2007, pursuant to the cancellation of the Agreement.

Our Board granted 750,000 options to Officers and 325,000 options to employees on March 23, 2007. The fair market value of the options based on the Black Scholes model is $116,738 using the following assumptions Strike Price $0.11 and $0.12; Stock Price $0.11; Volatility 226%; Term 4.75 years; Dividend Yield 0%; Interest Rate 4.48%. The cost was included as salary expense.

At March 31, 2007, we had the following options and warrants outstanding:

“C” Warrants-	6,000,000 to purchase stock at $0.25 per share
“D” Warrants-	2,200,000 to purchase stock at $0.10 per share
Other Warrants-	100,000 to purchase stock at $0.23 per share
50,000 to purchase stock at $0.20 per share

Options	325,000 to purchase stock at $0.10 per share
750,000 to purchase stock at $0.11 per share

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

Note 5-Related party transactions

We have consulting agreements with a shareholder and a Director with payments of $2,500 a month for each person. Some of our borrowings are from shareholders and interest accrued on loans from shareholders for the period ended March 31, 2007 was $27,413.

Note 6- Subsequent Events

We issued 393,000 shares subsequent to the end of the quarter that were recorded as unissued at March 31, 2007. Pursuant to a loan agreement we issued 250,000 penalty shares subsequent to March 31, 2007.

In April 2007 we sold 150 units consisting of $75,000 in convertible debentures (conversion price of $0.40, convertible until January 2, 2009), 450,000 shares of common stock and 300,000 Series “C” warrants ($0.25 per shares exercisable until December 31, 2008) for $75,000. In connection with the sale of the units we had a fee of $3,750. The fee was paid with shares of our common stock and the price used to value the shares was our closing price on the day the shares were earned.

On May 2, 2007, 800,000 shares of our stock was returned to us and cancelled as it was collateral for a $40,000 loan that was repaid.

We cancelled the consulting agreement with Ace Trading and Joel Brownstein and cancelled the 1,200,000 Series “D” warrants that were issued to them.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	our current lack of working capital;
o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	substantial dilution to our stockholders as the result of the issuance of our common stock in exchange for debt and/or equity financing;
o	potential change in control upon completion of financing agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	excessive product failure and related warranty expenses;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

We have incurred losses since inception. For the three months ended March 31, 2007, we had a net loss of $517,381 as compared to a net loss of $317,079 for the three months ended March 31, 2006.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

The following table summarizes selected items from the statement of operations at March 31, 2007 compared to March 31, 2006.

SALES AND COST OF GOODS SOLD:

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%
Sales	$ 77,283	$112,976	$ (35,693)	(32%)

Cost of Goods Sold	49,571	37,682	11,889	32%

Gross Profit	27,712	75,294	(47,582)	(63%)

Gross Profit Percentage of Sales	36%	67%	--	(31%)

Sales

Our sales for the three months ended March 31, 2007 were $77,283 compared to sales of $112,976 in the three months ended March 31, 2007. This resulted in a decrease in sales of $35,693, or 32%, from the same period a year ago. We believe that our products are gaining recognition in the marketplace which will result in increased sales for the remaining quarters of fiscal 2007.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended March 31, 2007 was $49,571, an increase of $11,889, or 32% from $37,682 for the three months ended March 31, 2006. Our cost of goods sold will increase as our sales increase. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales. Gross profit margins decreased from the prior fiscal year because of the product mix of our sales.

EXPENSES:

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%
Expenses:
Professional fees	$133,428	$146,101	$(12,673)	(9%)
Salary	235,308	134,618	100,690	75%

Depreciation and amortization	570	2,354	(1,784)	(76%)
Office and miscellaneous	136,222	105,116	31,106	30%

Total operating expenses	505,528	388,189	117,339	30%

Loss from operations	(477,816)	(312,895)	164,921	53%

Other income (expense):
Interest income	-	418	(418)	--
Interest expense	(39,565)	(4,602)	34,963	760%
Total other expense	(39,565)	(4,184)	35,381	846%

Net loss	$ (517,381)	$(317,079)	$200,302	63%

Professional Fees

Professional fees for the three months ended March 31, 2007 were $133,428, a decrease of $12,673, or 9%, from $146,101 for the three months ended March 31, 2006. The decrease in professional fees was the result of less reliance on consultants. Whenever possible we are trying to reduce outside consultants but we will still need some assistance as we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the three months ended March 31, 2007 was $235,308, an increase of $100,690, or 75%, from $134,618 for the three months ended March 31, 2006. The increase in salary expenses was the result of non-cash expenses related to stock options granted to employees. We expect salary expense to increase in the future as the Company grows and as sales volume increases. Further, as long as our lack of working capital continues, we may need to continue issuing stock and stock options in exchange for services.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2007 was $570, a decrease of $1,784, or 76%, from $2,354 for the three months ended March 31, 2006. Depreciation and amortization expenses decreased because we are no longer amortizing a license fee.

Office and Miscellaneous

Office and miscellaneous expenses for the three months ended March 31, 2007 was $136,222, an increase of $31,106, from $105,116 for the three months ended March 31, 2006. The increase in office and miscellaneous expenses was as a result of additional costs related to rent and increased overhead.

Loss from Operations

The loss from operations for the three months ended March 31, 2007 was $477,816, versus a loss from operations of $312,895 for the three months ended March 31, 2006, a change in loss from operations of $164,921. The increase in the loss from operations in 2007 was the result of additional operating expenses as compared to 2006.

Interest Expense

Interest expense for the three months ended March 31, 2007 were $39,565 as compared to $4,602 for the same period in 2006. Our interest expense in 2007 was high because of temporary working capital loans that had high interest rates and fees.

Net Loss

Our net loss for the three months ended March 31, 2007 was $517,381, an increase of $200,302, or 63%, from $317,079 for the three months ended March 31, 2006. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (ECA), which is the center point of our EcaFlo® Division. Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, known as anolyte and catholyte.

Our direct attention continues to be focused on providing our EcaFlo® devices to the markets at-hand: oil and gas industry, food safety and agricultural applications, storm-water treatment, wastewater treatment, and other food/beverage sanitation opportunities.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2007 compared to December 31, 2006.

	March 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 227,135	$ 253,351	$ (26,216)	(10%)

Current Liabilities	$ 918,914	$ 623,721	$ 295,193	47%

Working Capital (deficit)	$ (691,779)	$ (370,370)	$ 321,409	87%

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

As of March 31, 2007, we continue to use equity sales and debt financing to provide the capital we need to run the business. In the future we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans. Further, we are currently in discussions for substantial equity financing, however, there can be no assurance we will complete a transaction.

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

Pursuant to the business agreement dated August 15, 2006 with Robert Lucas, Mr. Lucas loaned us $25,000, which we agreed to repay as certain convertible debentures are sold. The note is still valid and the Company is paying interest while continuing to place debentures. The interest is approximately 18%. We also agreed to issue 100,000 shares of our common stock if we did not repay the loan in 90 days. As of the date of the report, the loan was not repaid in full and on April 3, 2007, we issued the 100,000 shares to Mr. Lucas.

On September 27, 2006, we entered into a loan agreement with Michael Burstein for the principal amount of $50,000. Pursuant to the loan agreement we promised to pay Mr. Burstein the sum of $50,000 plus interest of $5,000 within 14 days of September 27, 2006. We agreed to issue 1,000,000 shares to Mr. Burstein as a late payment penalty if the note was not paid in 30 days. On November 17, 2006, the parties renewed the loan agreement wherein Mr. Burstein agreed to accept 510,590 shares of our common stock and $5,000 as complete and full satisfaction of penalties associated with our non-performance on the loan agreement. We further agreed to pay Mr. Burstein $55,000 on or before close of business on December 15, 2006. We also agreed to pay an additional $2,000 for each or any 30-day period for which the loan balance remains outstanding. The note balance remained unpaid as of March 31, 2007.

On December 21, 2006, we entered into a loan agreement with DaVinci-Franklin Fund I, LLC for the principal amount of $75,000. Pursuant to the loan agreement we promised to pay to the order of DaVinci-Franklin Fund I, LLC the principal sum of $75,000 plus interest of $5,000 per month on March 21, 2007. We also agreed to issue 2,500,000 shares of our restricted common stock to DaVinci as collateral (as of the date of this filing the 2,500,000 shares have not been issued). The loan agreement had a provision wherein if we did not repay the principal sum plus interest on March 21, 2007, we agreed to issue 250,000 shares of common stock as liquidated damages. We issued the 250,000 shares on April 3, 2007. As of the date of this filing the principal sum and interest have not been repaid. In addition, we are in default in our monthly payments of interest, and subject to forfeiture of 2,500,000 share of common stock which constitutes collateral for the loan with DaVinci.

On January 23, 2007, we entered into a promissory note with Edward Marucci for the principal amount of $25,000. Pursuant to the promissory note, we promised to pay Mr. Marucci the principal sum of $25,000 together with interest of 12% per annum on the maturity date of February 6, 2007. We did not repay the note when due; consequently the interest rate increased to eighteen percent (18%) per annum. Mr. Marucci may at his option convert any amounts owing under the promissory note into shares of our common stock at the rate of one share for each $0.05 of indebtedness converted. As of the date of this filing, the principal sum and interest have not been repaid.

On January 30, 2007, we entered into a promissory note with Sherri Hotton for the principal amount of $40,000. As of the date of this filing there is a dispute over the timing of the attempted repayment of this loan.

On February 7, 2007 and March 12, 2007, we entered into a loan agreements with 3GC, Ltd. for the principal amounts of $10,000 and $40,000. Pursuant to the loan agreements, we promised to pay 3GC, Ltd. the principal sum of $10,000 on or before April 6, 2007 and the principal sum of $40,000 plus a flat interest rate of $1,000 on or before April 12, 2007. Additionally, we agreed to issue 200,000 shares of our common stock to 3GC, Ltd. if we did not repay the entire loan amount of $41,000 by April 12, 2007. As of April 30, 2007, the principal amounts and interest were repaid to 3GC, Ltd. and as of the date of this report we have not issued the 200,000 shares to 3GC, Ltd.

On February 26, 2007 and March 5, 2007, we entered into loan agreements with William E. Prince, President of the Company, for the principal amounts of $2,000 and $200. Pursuant to the loan agreements we promised to pay Mr. Prince the principal sum of $2,000 on or before March 27, 2007 and the principal amount of $200 on or before March 30, 2007. Interest accrued at a rate of 18% per annum. Mr. Prince was repaid $200 on May 7, 2007. As of this date, no interest has been paid.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2007, our cash balance was $19,581. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third-party financing, potential strategic investments and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We anticipate incurring operating losses over the majority of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of revenues, we anticipate continuing to issue stock in exchange for loans and/or equity, which may have a substantial dilutive impact on our existing stockholders.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. The Company received $80,000 in government funding from its Phase I USDA SBIR grant during 2006 and has made application for a Phase II grant from the same program in the amount of $350,000, which, if awarded to the Company, would offset many research costs. Management intends to use borrowings and security sales to mitigate the effects of its cash position; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

On January 24, 2006, we issued a press release announcing that we entered into a two-year supply agreement for our EcaFlo® devices with Layne Christensen Company, a water services provider. On January 26, 2006, we sold our first EcaFlo® Model 080 to Layne Christensen.

Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel were able to present test results showing potential customers that aliquots of petroleum well “frac” waters that were treated with a 1% EcaFlo® device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into “frac” water. The oil and gas industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry, which has contracted with us as a manufacturer’s representative/sales and distribution agent.

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

Further research and development efforts will be implemented with our strategic university partners, going concerns within the oil and gas and food safety industries, and with nationally accredited research labs. We view research and development as an integral portion of our product development plan and will use the measurable outcomes from research projects as catalysts for market development. The results of this research guide us in determining what to further implement into our EcaFlo® equipment designs.

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

On April 25, 2007, we announced that we entered into an exclusive agreement for our proprietary EcaFlo® devices and EcaFlo® fluids with Benchmark Energy Products, L.P.

Significant changes in the number of employees.

We currently employ 9 full-time, permanent, employees; 1 full-time, temporary employee; 3 part-time, temporary employees (research assistants and technicians), 1 special projects consultant (EGR International, LLC), 1 scientific and ECA consultant and 1 sales representative organization (Pentagon Technical Services). The 9 full-time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part-time employees are within our production department or are performing research activities; and one of our consultants provides technical/scientific support to the EcaFlo® Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

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

EGR International, Ltd. On September 1, 2006, we entered into an Independent Marketing Contractor Agreement with EGR International, Ltd., wherein EGR agreed to work together with the Company’s President and CEO and Executive Vice President of Operations for special project development. The term of the agreement commenced on September 1, 2006 and terminated on December 31, 2006. We agreed to pay EGR $2,500 per month and in addition we agreed to issue 5,000 shares of our common stock as an incentive for completion of certain pre-determined goals, on a quarterly basis. As of the date of this report, we did not issue any stock to EGR pursuant to this agreement. On January 1, 2007, we entered into a new Independent Marketing Contractor Agreement with EGR with the same terms set forth above. The term of the agreement will terminate on June 30, 2007.

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

Peter Gianoukas and Joel Brownstein. On March 22, 2007, we entered into a consulting agreement with Messrs. Gianoukas and Brownstein, wherein Messrs. Gianoukas and Brownstein agreed to provide the Company with expertise in the matter of raising capital for the Company. The term of the agreement began on March 22, 2007 and was to terminate on June 22, 2007. This agreement was cancelled on May 1, 2007.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. In 2006, three customers represented 35%, 16% and 14% of our revenues, respectively and in 2005 three customers represented 46%, 28% and 19% of our revenues, respectively. We continually evaluate the creditworthiness of our customers. We typically require 40-50% deposit with an EcaFlo® equipment order and we have not required collateral other than deposits.

We evaluate the collectibility of accounts receivable on a combination of factors. Our policies require us to record a specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at March 31, 2007.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or delivery based on contractual terms.

Off-Balance Sheet Arrangements.

As of March 31, 2007, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations. Furthermore, the commercialization expenses of our EcaFlo® Division will be substantial, i.e., in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding. As a result of our low-priced stock, and our continuous need for additional capital, we anticipate issuing significant amounts of our common stock in exchange for either debt or equity. This continued issuance of our common stock will have a substantial dilutive impact on our current stockholders. If we are unable to obtain additional equity or debt financing, in the near future, we may be forced to terminate operations.

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

The shares of our common stock have historically been thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

We are subject to significant competition from large, well-funded companies.

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

Our success depends heavily upon the continued contributions of William E. Prince, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract technical and professional staff. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Prince. We also have other key employees who manage our operations and perform critical engineering and design functions, as well as direct the overall marketing and sales of our products. If we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, William E. Prince, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Prince concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

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

Pursuant to a loan agreement with 3GC, Ltd./Gary Grieco dated March 12, 2007, we issued 800,000 shares of our restricted common stock to Peter and Doris Gianoukas on March 12, 2007 to be held as collateral and delivered to an escrow account held by the Gianoukas’ attorney as instructed by 3GC, Ltd. On May 2, 2007, we cancelled the 800,000 shares being held as collateral because we repaid the loan in full.

Pursuant to Gary Grieco’s consulting agreement dated March 13, 2007, we issued 600,000 shares of our restricted common stock to Mr. Grieco on March 15, 2007 and 1,000,000 Series “D” Warrants to purchase shares of our restricted common stock at $0.10 per share, exercisable until December 31, 2007. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

On March 23, 2007, we issued 600,000 Series “D” Warrants to Joel Brownstein and 600,000 Series “D” Warrants to Ace Trading Company for introducing the Company to the attention of brokers, dealers and the investing public. The warrants are exercisable at $0.10 per share and expire on December 31, 2007. On May 2, 2007, we cancelled the total 1,200,000 Series “D” Warrants pursuant to the termination of the March 23, 2007 Service Agreement.

On March 26, 2007, we granted a total of 1,075,000 options to purchase shares of our restricted common stock for a five-year period (expire on December 31, 2011) to the following employees and directors:

Name	Title	Number of Options & Purchase Price
William E. Prince	Employee & Director	500,000 at $0.12
Marion C. Sofield	Employee & Director	250,000 at $0.12
S. Larry Jones	Employee	100,000 at $0.11
Stuart A. Emmons	Employee	100,000 at $0.11
Sheryl Marsh	Employee	75,000 at $0.11
Valgene Dunham	Director	25,000 at $0.11
James C. Pate	Director	25,000 at $0.11

We believe that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The options were granted directly by us and did not involve a public offering or general solicitation. The recipients of the options were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the grant of the options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients have the opportunity to speak with our management prior to their investment decision.

On March 30, 2007, we sold a total of 130,000 shares of our restricted common stock to Gary Grieco, an accredited investor, for a total purchase price of $13,000, all of which was paid in cash. The 130,000 shares were issued on April 11, 2007. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the shares.

Subsequent Issuances

On April 3, 2007, we issued 100,000 shares of our restricted common stock to Robert Lucas pursuant to Mr. Lucas’ business agreement dated August 15, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

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

In April 2007, we sold 150 units consisting of 150 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 450,000 shares of common stock and 300,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) to 3 accredited investors for a total purchase price of $75,000. As of the date of this report the 450,000 shares of common stock have not been issued. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

As of March 31, 2007, we were in default on the following loans or notes:

Payee	Due Date	Amount Due	Conversion Rate
Defense Technology Systems, Inc.	September 30, 2006	$50,000	n/a

Robert Lucas	April 2007 (1)	$25,000	n/a

Michael Burstein	December 15, 2006	$55,000	n/a

DaVinci-Franklin Fund I, LLC	March 21, 2007	$75,000	n/a

Edward Marucci	February 6, 2007	$25,000	$0.05

Sherri Hutton	February 2007	$40,000	$0.05
(1)

We agreed to repay the loan to Mr. Lucas as certain convertible debentures were sold. In April 2007 we sold convertible debentures and as of the date of this report the loan to Mr. Lucas remains unpaid.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.	8-K		2(b)	1/25/02

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999	10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999	10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000	10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001	10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.	10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004	10-QSB	3/31/04	3(i)	5/14/04

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001	8-K		3(i)(g)	1/25/02

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001	8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001	10-KSB	1/31/02	3(ii)(f)	4/30/02

10.1	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003	10-QSB	9/30/03	10.8	11/19/03

10.2	Supply Agreement – Dated September 4, 2003	10-QSB	9/30/03	10.9	11/19/03

10.3	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003	10-QSB	9/30/03	10.10	11/19/03

10.4	Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003	8-K		10.2	1/08/04

10.5	Contract of Sale – JMW Investments – Dated January 2, 2004	8-K		10.1	3/1/04

10.6	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004	S-8		10.3	1/22/04

10.7	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004	10-QSB	6/30/04	10	8/23/04

10.8	Amendment to License and Supply Agreement with Electro-Chemical Technologies	10-QSB	9/30/04	10	11/12/04

10.9	Consulting Agreement of Joseph Schmidt, dated November 18, 2004.	8-K		10.1	1/07/05

10.10	Letter Amending Joseph Schmidt’s Consulting Agreement.		8-K		10.2	1/07/05

10.11	Consulting Agreement of XXR Consulting, Inc., dated December 8, 2004.		8-K		10.3	1/07/05

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.		8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005		8-K		10.5	1/07/05

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005		10-KSB	12/31/04	10.6	3/30/05

10.15	Employment Agreement of Steve Johnson – Dated February 10, 2005		10-KSB	12/31/04	10.7	3/30/05

10.16	DaVinci-Franklin Fund I, LLC – Dated April 1, 2005		8-K		10.1	4/13/05

10.17	Agreement with Red River Capital Partners dated June 14, 2006		10-QSB	6/30/06	10	8/14/06

16	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002.		8-K		16	4/26/02

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release dated April 25, 2007	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Registrant)

By: /s/ William E. Prince
William E. Prince, Chief Executive Officer

And Principal Financial Officer (On behalf of

the registrant and as principal accounting
officer)

Date: May 21, 2007