Form 10QSB
period 2007-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2007-08-20
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2007, was 65,238,409 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	Audited
Assets
Current Assets:
Cash	$ 306,834	$ 22,187
Cash, restricted	-	50,000
Accounts receivable	112,920	4,282
Note receivable	20,000	-
Inventory	265,261	170,940
Deposits and prepaid assets	5,942	5,942

Total current assets	710,957	253,351

Equipment	13,045	13,045
Accumulated depreciation	(7,412)	(6,272)

Total building and equipment	5,633	6,773

	$ 716,590	$ 260,124
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$ 191,090	$ 175,158
Accrued liabilities	159,315	173,780
Notes payable	289,100	274,783

Total current liabilities	639,505	623,721

Convertible notes	476,000	125,000

Shareholders' (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 58,322,633 and 47,142,383 shares issued
and outstanding at 6/30/07 and 12/31/06	58,323	47,142
Stock bought not issued 1,900,000 and 268,000 shares
at 6/30/07 and 12/31/06	1,900	268
Unaccreted loan interest	(272,791)	(86,490)
Paid-in capital	6,095,746	4,584,956
Unamortized cost of stock & warrants issued for consulting	(22,917)	-
Retained earnings (deficit)	(6,259,176)	(5,034,473)

Total shareholders' (deficit)	(398,915)	(488,597)

Total liabilities and shareholders' equity (deficit)	$ 716,590	$ 260,124

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Sales	$ 195,572	$ 232,373	$ 118,289	$ 119,397
Cost of sales	95,372	114,419	45,801	76,737

Gross profit	100,200	117,954	72,488	42,660

Professional and administrative fees	454,048	254,846	320,620	108,744
Salary	388,695	262,392	153,387	127,774
Depreciation and amortization	1,140	4,277	570	1,923
Office & miscellaneous expense	228,283	233,096	92,061	127,981

	1,072,166	754,611	566,638	366,422

Loss from operations	(971,966)	(636,657)	(494,150)	(323,762)

Other income (expense):
Interest income	-	862	-	444
Interest expense	(252,737)	(6,496)	(213,172)	(1,894)

	(252,737)	(5,634)	(213,172)	(1,450)

Net loss	$ (1,224,703)	$ (642,291)	$ (707,322)	$ (325,212)

Net loss per share basic and diluted	$ (0.02)	$ (0.02)	$ (0.01)	$ (0.01)

Weighted average shares outstanding	51,918,350	35,915,433	50,474,665	38,654,630

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Cash Flows

Unaudited

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (1,224,703)	$ (642,291)
Adjustments to reconcile net loss to net cash
used in operating activities -
Depreciation and amortization	1,140	4,277
Accretion of interest on convertible notes	41,495	-
Stock issued for loan or interest costs	800	-
Stock, options and warrants issued for services	467,990	2,275
Beneficial conversion	78,600	-
Changes in operating assets and liabilities:
Cash, restricted	50,000	50,000
Accounts receivable	(108,638)	(2,724)
Notes receivable	(20,000)	-
Inventory	(94,321)	23,139
Deposits and prepaid assets	-	8,489
Accounts payable	15,932	105,104
Accrued liabilities	(14,465)	(30,532)

Cash used in operating activities	(806,170)	(482,263)

Cash flows from investing activities:
Purchase of building and equipment	-	(1,650)

Cash (used in) investing activities	-	(1,650)

Cash flows from financing activities:
Note payable, net	14,317	18,015
Proceeds from the exercising of warrants	237,500	-
Proceeds from the sale of convertible notes	114,438	-
Proceeds from the sale of common stock	724,562	408,667

Cash provided by financing activities	1,090,817	426,682

Increase in cash	284,647	(57,231)

Cash beginning of period	22,187	122,870

Cash end of period	$ 306,834	$ 65,639

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 34,214	$ 1,795
Cash paid for income taxes	-	-

Noncash financing activities:

Stock and warrants issued for services	$ 482,941	$ 43,668

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

The financial statements include our wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Notes payable

We borrowed $25,000 from an individual on January 23, 2007 at an interest rate of 12% due on February 6, 2007. The note was convertible into 400,000 of our shares if it was not repaid by the due date. As of June 30, 2007, the note remained in default. In July, 2007 the note and interest were paid by issuing 537,500 shares of our stock.

We borrowed $40,000 on January 31, 2007 from an individual at an interest rate of 12%. There was a dispute over the timing of the attempted repayment of this loan. In July, 2007 the note and interest were repaid by issuing 1,070,900 shares of our stock.

We borrowed $40,000 on March 12, 2007 from 3GC, Ltd., a shareholder at an interest rate of 30% due April 12, 2007. A penalty of 200,000 of our shares is owed if the loan is not repaid. We issued 800,000 shares of our stock to be held by a third party to secure a loan 3GC owed to an unaffiliated third party as collateral. This loan was repaid on April 20, 2007. A stop was placed on the collateral shares, and they will be cancelled when they are returned; however, there is currently a dispute with the person who was issued the shares as to the validity of issuance and the return of the shares.

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

We borrowed $2,200 from William Prince, our CEO at an interest rate of 18% due March 27, 2007. This loan was repaid in full as of June 30, 2007. Interest and fees were waived by Mr. Prince.

Note 4 – Common stock and warrants

We sold 130,000 shares of our stock on March 26, 2007 to a shareholder for $13,000. The stock was not issued at March 31, 2007 and we have recorded $130 that represents the par value as stock bought or earned not issued. The shares were issued on April 11, 2007.

We issued 2,000,000 shares of our common stock to United Capital Group in connection with consulting services on February 1, 2007. The value of the services was $100,000. Professional fee expense will be recognized over the period of the contract and for the period ended June 30, 2007 we recognized $71,428 as professional fee expense.

On March 12, 2007, our Board approved 5,000,000 Series “D” Warrants.

We issued 1,000,000 Series “D” warrants on March 13, 2007 to 3GC, Ltd. with an exercise price of $0.10 per share for consulting services. The warrants expire on December 31, 2007. The fair market value of the warrants based on the Black Scholes model is $57,162 using the following assumptions: Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%. We also issued 600,000 shares of our common stock to 3GC, Ltd. in connection with the consulting agreement. The value of the stock based on the closing price of our stock on the day of the contract was $66,000. As of June 30, 2007, we recorded $123,162 in professional fees.

We issued 1,200,000 Series “D” warrants on March 23, 2007 to Ace Trading and Joel Brownstein with an exercise price of $0.10 per share for consulting services. The warrants expire on December 31, 2007. The fair market value of the warrants based on the Black Scholes model is $68,594 using the following assumptions Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%. As of June 30, 2007, we have recorded professional fee expense in the amount of $68,594. These warrants were subsequently cancelled May 2, 2007, pursuant to the cancellation of the Agreement.

On April 3, 2007, we issued 250,000 shares of our restricted common stock to DaVinci-Franklin Fund I, LLC pursuant to its note agreement as liquidated damages for the failure to repay the loan within 90 days from the December 21, 2006 origination date. We recorded a loan interest expense in the amount of $55,000 as of June 30, 2007.

On April 3, 2007, we issued a total of 263,000 shares of our restricted common stock that was unissued at the beginning of the year.

In the second quarter of 2007, we sold 652 units consisting of 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 1,956,000 shares of common stock and 1,304,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) for a total purchase price of $326,000. We allocated the proceeds from the units between the

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

convertible note, common stock and warrant based on the fair market value of each instrument. The allocation was $114,438 to convertible notes, $157,924 to common stock and $53,638 to warrants. We will accrete interest between the date of sale of the units to maturity for the convertible notes to reflect the difference between what we received for the notes and what we will pay at maturity. At June 30, 2007 we had accreted additional interest of $18,459 and had unaccreted interest of $193,109. We had a beneficial conversion on the convertible notes based on the conversion price and the price of our stock at the date of sale. The expense of the beneficial conversion was $73,000.

On May 29, 2007 we entered into a consulting agreement with John Sanders. The period of the agreement was for 1 year. We agreed to pay Mr. Sanders by issuing 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008). These units were issued June 28, 2007. The value assigned to the instruments was based on the fair market value of each and consisted of $8,766 for the convertible notes, $12,097 for the stock and $4,137 for the warrants. At June 30, 2007 we had accreted additional interest of $1,416 and had unaccreted interest of $14,818. We had a beneficial conversion and that expense was $5,600. We are amortizing the cost of the services over the next year and expensed $2,083 in the period ended June 30, 2007 and have unamortized cost of consulting services of $22,917.

We entered into a consulting agreement with Mr. Joel Brown and Mr. Peter Gianoukas which was cancelled by us in the second quarter. We issued 7,813 shares to each person and recorded a consulting expense of $2,813 based on the fair market value of our shares on the date of the agreement.

On June 20, 2007, we entered into a “Stock Acquisition Agreement” with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 or $0.10 per share. On June 27, 2007, we issued 5,000,000 shares pursuant to the agreement for cash of $188,000 and the conversion of $312,000 that was a deposit for equipment to be purchased for a total of $500,000. The remaining 30,000,000 shares will be issued pursuant to the agreement terms as follows: (1) Benchmark will issue four equal payments in the amount of $500,000 every six months beginning on or before October 31, 2007 and continuing through April 30, 2009. Upon receipt of each payment we will cause to be issued 5,000,000 shares of our common stock. Upon issuance of each 10,000,000 shares, we will initiate a registration of the shares; (2) On or before October 31, 2009, Benchmark will issue final payment in the amount of $1,000,000. Upon receipt we will cause to be issued 10,000,000 shares of our common stock and initiate a final registration for the remaining unregistered shares.

Pursuant to the Agreement, Benchmark shall have the right to maintain an equity position in the Company equal to the equity position it would own upon the issuance of all shares due under the agreement. If at any time during the Anti-Dilution Period, we issue any shares of our common stock which would impair the equity position of Benchmark, then we shall issue a warrant to purchase shares of our common stock at an exercise price of $0.10 per share, which would upon

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

exercise, reinstate their equity position. The warrants will be exercisable at any time through October 31, 2009.

In addition, Benchmark can acquire from us additional shares of our common stock whereby the purchase would give Benchmark 51% of our total outstanding equity. Benchmark will be able to purchase these additional shares at any time through October 31, 2009, at an exercise price equal to the weighted average per share price of our common stock over the 22 trading days prior plus a 15% per share control premium to the date we receive written notice of their desire to make this purchase.

On May 30, 2007, our board of directors authorized an offer to the Series “C” Warrant Holders wherein they would be entitled to exercise up to 3,000,000 Series “C” Warrants for $0.125 (50% discount in original exercise price) per share with notification of intent by June 18, 2007. In the second quarter of 2007, 1,900,000 series “C” options were exercised at a price of $0.125 per share. These shares were unissued at June 30, 2007.

At June 30, 2007, we had the following options and warrants outstanding:

“C” Warrants-	5,504,000 to purchase stock at $0.25 per share
“D” Warrants-	1,000,000 to purchase stock at $0.10 per share
Other Warrants-	50,000 to purchase stock at $0.20 per share
Options	325,000 to purchase stock at $0.11 per share
750,000 to purchase stock at $0.12 per share

Note 5-Related party transactions

We have consulting agreements with a shareholder and a Director with payments of $2,500 a month for each person. Some of our borrowings are from shareholders and interest accrued on loans from shareholders for the period ended June 30, 2007 was $73,607.

On May 30, 2007, we entered into an amended employment agreement with two of our executives whereby the original terms were extended from December 9, 2009 to March 30, 2012. Further the agreement increased each Executive’s annual compensation from $72,000 to $110,000 and $74,400 to $130,000. As of June 30, 2007, the future minimum payments are as follows:

Related-party compensation requirements
2007	$180,000
2008	240,000
2009	240,000
Thereafter	300,000
Total	$960,000

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

Note 6- Commitments and contingencies

On June 20, 2007, in connection with the Stock Acquisition Agreement with Benchmark we entered into an Exclusive License and Distribution Agreement, wherein we granted the exclusive, world-wide right, license and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in Oilfield Applications to Benchmark Energy Products. The agreement provides for special pricing of equipment to Benchmark and per gallon technology fees, paid to IET on the EcaFlo® fluids sold by Benchmark, for a five-year period consistent with the license period.

Note 7- Subsequent events

In July, 2007, 350,000 Series “C” Warrants were exercised.

The 1,900,000 unissued shares at June 30, 2007 were issued.

We issued 2,500,000 shares of our stock to be held as collateral for a note payable.

We issued 537,500 shares of our stock in payment of a note and interest.

We issued 1,070,900 shares of our stock in payment of a note and interest.

We issued 573,000 shares of our stock in payment of services.

On July 3, 2007, we sold 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) to 1 accredited investor for a total purchase price of $25,000. As of the date of this filing the 150,000 shares have not been issued.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	our current lack of working capital;
o	implementation of our business plan within the oil and gas industry with Benchmark;
o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. has evolved from a development stage company to an income-generating original equipment manufacturing company. We have focused our attentions on several critical issues:

•	Raising equity capital;
•	Developing our abilities to construct EcaFlo® equipment;
•	Developing and enhancing our testing protocol with Coastal Carolina University, Clemson University, and independent laboratories;
•	Developing a relationship and entering into an agreement with Benchmark;
•	Developing a relationship with Clemson University for research assistance on the agricultural side of the EcaFlo® applications; and
•	Furthering the process of building a brand identity and sales track record through the appearance at various trade and professional shows and conferences.

We have incurred losses since inception. Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Management intends to closely monitor the costs associated with the production of EcaFlo® devices in an attempt to minimize capital shortages. As we continue to expand operational activities and execute our business plan for oilfield operations with our industry partner and licensee, Benchmark Energy Products, we anticipate experiencing positive cash flows from operations in future quarters. Debt borrowings may be considered from time to time if needed.

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share. The purchase price will be paid in seven (7) installments as listed under Item 5 on page 33.

In connection with the Stock Acquisition Agreement we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solution for use in Oilfield Applications to Benchmark.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

The following table summarizes selected items from the statement of operations at June 30, 2007 compared to June 30, 2006.

SALES AND COST OF GOODS SOLD:

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Sales	$118,289	$119,397	$(1,108)	(1%)

Cost of Goods Sold	45,801	76,737	(30,936)	(40%)

Gross Profit	72,488	42,660	29,828	70%

Gross Profit Percentage of Sales	61%	36%	--	25%

Sales

Our sales for the three months ended June 30, 2007 were $118,289 compared to sales of $119,397 in the three months ended June 30, 2006. This resulted in a decrease in sales of $1,108, or 1%, from the same period a year ago. We believe that our products are gaining recognition in the marketplace which will result in increased sales for the remaining quarters of fiscal 2007. Finalizing and executing oilfield industry equipment needs and sales should provide an increase in sales.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended June 30, 2007 was $45,801, a decrease of $30,936, or 40% from $76,737 for the three months ended June 30, 2006. The decrease in our cost of goods sold is as a result of redesigning and building EcaFlo® equipment to incorporate new C-100 electrolytic cells in a more efficient assembly format. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales. Gross profit margins increased by 25% from the prior fiscal year because of the product mix of our sales and our FEM-3 cell replacement program.

EXPENSES:

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Expenses:
Professional and administrative fees	$320,620	$108,744	$211,876	195%
Salary	153,387	127,774	25,613	20%
Depreciation and amortization	570	1,923	(1,353)	(70%)
Office and miscellaneous	92,061	127,981	(35,920)	(28%)

Total operating expenses	566,638	366,422	200,216	55%

Loss from operations	(494,150)	(323,762)	170,388	53%

Other income (expense):
Interest income	--	444	(444)	--
Interest expense	(213,172)	(1,894)	211,278	--
Total other expense	(213,172)	(1,450)	211,722	--

Net loss	$(707,322)	$(325,212)	$382,110	117%

Professional and Administrative Fees

Professional and administrative fees for the three months ended June 30, 2007 were $320,620, an increase of $211,876, or 195%, from $108,744 for the three months ended June 30, 2006. The increase in professional and administrative fees was the result of the increased number and amounts of consulting contracts. Whenever possible we are trying to reduce outside consultants but we will still need some assistance as we do not have sufficient in-house expertise for areas of our business.

Salary Expenses

Salary expenses for the three months ended June 30, 2007 was $153,387, an increase of $25,613, or 20%, from $127,774 for the three months ended June 30, 2006. The increase in salary expenses was the result of employing additional personnel and expanded hours worked. We expect salary expense to increase in the future as the Company grows and as sales volume increases. In addition, during the three months ended June 30, 2007, we increased the salaries of our Chief Executive Officer and our Executive Vice President by 57% and 65%, respectively. We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2007 was $570, a decrease of $1,353, or 70%, from $1,923 for the three months ended June 30, 2006.

Office and Miscellaneous

Office and miscellaneous expenses for the three months ended June 30, 2007 was $92,061, a decrease of $35,920, from $127,981 for the three months ended June 30, 2006. The decrease in office and miscellaneous expenses was as a result of having well-stocked our office and the lack of need for one-time equipment purchases during this period of time.

Loss from Operations

The loss from operations for the three months ended June 30, 2007 was $494,150, versus a loss from operations of $323,762 for the three months ended June 30, 2006, a change in loss from operations of $170,388. The increase in the loss from operations in 2007 was the result of additional operating expenses, such as replacing FEM-3 EcaFlo® equipment, as compared to 2006.

Interest Expense

Interest expense for the three months ended June 30, 2007 was $213,172 as compared to $1,894 for the same period in 2006. Our interest expense in 2007 was high because of temporary working capital loans that had high interest rates and fees.

Net Loss

Our net loss for the three months ended June 30, 2007 was $707,322, an increase of $382,110, or 117%, from $325,212 for the three months ended June 30, 2006. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

The following table summarizes selected items from the statement of operations at June 30, 2007 compared to June 30, 2006.

SALES AND COST OF GOODS SOLD:

Six Months Ended June 30,	Increase (Decrease)

	2007	2006	$	%
Sales	$195,572	$232,373	$ (36,801)	(16%)

Cost of Goods Sold	95,372	114,419	(19,047)	(17%)

Gross Profit	100,200	117,954	(17,754)	(15%)

Gross Profit Percentage of Sales	51%	51%	--	--

Sales

Our sales for the six months ended June 30, 2007 were $195,572 compared to sales of $232,373 in the six months ended June 30, 2006. This resulted in a decrease in sales of $36,801, or 16%, from the same period a year ago. We believe that our products are gaining recognition in the marketplace which may result in increased sales for the remaining quarters of fiscal 2007. Oilfield industry sales should increase in future quarters as a result of our recent agreement with Benchmark.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the six months ended June 30, 2007 was $95,372, a decrease of $19,047, or 17% from $114,419 for the six months ended June 30, 2006. The decrease in cost of goods sold was as a result of redesigning and building EcaFlo® equipment to incorporate new C-100 electrolytic cells in a better assembly format. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales. Gross profit margins decreased from the prior fiscal year because of the product mix of our sales and our FEM-3 cell replacement program.

EXPENSES:

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Expenses:
Professional and administrative fees	$454,048	$254,846	$199,202	78%
Salary	388,695	262,392	126,303	48%
Depreciation and amortization	1,140	4,277	(3,137)	(73%)
Office and miscellaneous	228,283	233,096	(4,813)	(2%)

Total operating expenses	1,072,166	754,611	317,555	42%

Loss from operations	(971,966)	(636,657)	335,309	53%

Other income (expense):
Interest income	--	862	(862)	--
Interest expense	(252,737)	(6,496)	246,241	--
Total other expense	(252,737)	(5,634)	247,103	--

Net loss	$(1,224,703)	$(642,291)	$582,412	91%

Professional and Administrative Fees

Professional and administrative fees for the six months ended June 30, 2007 were $454,048, an increase of $199,202, or 78%, from $254,846 for the six months ended June 30, 2006. The increase in professional and administrative fees was the result of the increased number and amounts of consulting contracts. Whenever possible we are trying to reduce outside consultants but we will still need some assistance as we do not have sufficient in-house expertise to handle all aspects of our business.

Salary Expenses

Salary expenses for the six months ended June 30, 2007 was $388,695, an increase of $126,303, or 48%, from $262,392 for the six months ended June 30, 2006. The increase in salary expenses was the result of employing additional personnel and expanded hours worked. We expect salary expense to increase in the future as the Company grows and as sales volume increases. In addition, we have increased the salaries payable to our executives. We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2007 was $1,140, a decrease of $3,137, or 73%, from $4,277 for the six months ended June 30, 2006. Depreciation and amortization expenses decreased because we are no longer amortizing a license fee.

Office and Miscellaneous

Office and miscellaneous expenses for the six months ended June 30, 2007 was $228,283, a decrease of $4,813, from $233,096 for the six months ended June 30, 2006. The decrease in office and miscellaneous expenses was a result of having well-stocked our office and the lack of need for one-time equipment purchases during this period of time.

Loss from Operations

The loss from operations for the six months ended June 30, 2007 was $971,966, versus a loss from operations of $636,657 for the six months ended June 30, 2006, an increase in loss from operations of $335,309. The increase in the loss from operations in 2007 was the result of additional operating expenses as compared to 2006. A significant portion of this increase is directly related to replacing FEM-3’s with C-100 cells in our new EcaFlo® equipment.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $252,737 as compared to $6,496 for the same period in 2006. Our interest expense in 2007 was high because of temporary working capital loans that had high interest rates and fees.

Net Loss

Our net loss for the six months ended June 30, 2007 was $1,224,703, an increase of $582,412, or 91%, from $642,291 for the six months ended June 30, 2006. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (ECA), which is the center point of our EcaFlo® technology. Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, known as anolyte and catholyte.

Our direct attention continues to be focused on providing our EcaFlo® devices to the markets at-hand: oil and gas industry, food safety and agricultural applications, storm-water treatment, wastewater treatment, and other hard surface sanitation opportunities.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 710,957	$ 253,351	$ 457,606	181%

Current Liabilities	$ 639,505	$ 623,721	$ 15,784	3%

Working Capital (deficit)	$ 71,452	$ (370,370)	$441,822	119%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

In the future we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products and the incremental equity investment, by contract from Benchmark Performance Group, Inc. We will continue to consider financing opportunities with strategic industry partners outside of the oil and gas industry.

As of June 30, 2007, we continue to use equity sales and debt financing to provide the capital we need to run the business. In the future we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans. On June 20, 2007 we entered into an investment agreement and contract with Benchmark Performance Group, Inc. The contract provides for an equity investment of $3,500,000 over a period of 30 months and for technology fees, paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry.

Financing. On August 15, 2006, we entered into a Promissory Note with Defense Technology Systems, Inc. (“DFS”) for the principal amount of $50,000. Pursuant to the note we promised to pay to the order of DFS the sum of $50,000 together with interest thereon at 10% per annum on any unpaid balance. According to the note the outstanding principal and accrued but unpaid interest was due and payable on September 30, 2006. The note has been extended to a date to be determined, due to DFS’ non-performance on a financing contract with the Company and the Company’s inability to reach, by phone or e-mail, DFS.

Pursuant to the business agreement dated August 15, 2006 with Robert Lucas, Mr. Lucas loaned us $25,000, which we agreed to repay as certain convertible debentures are sold. The note is still valid and the Company is paying interest while continuing to sell debentures. The interest is approximately 18%. We also agreed to issue 100,000 shares of our common stock if we did not repay the loan in 90 days. As of the date of the report, the loan was not repaid in full and on April 3, 2007, we issued the 100,000 shares to Mr. Lucas.

On September 27, 2006, we entered into a loan agreement with Michael Burstein for the principal amount of $50,000. Pursuant to the loan agreement we promised to pay Mr. Burstein the sum of $50,000 plus interest of $5,000 within 14 days of September 27, 2006. We agreed to issue 1,000,000 shares to Mr. Burstein as a late payment penalty if the note was not paid in 30 days. On November 17, 2006, the parties renewed the loan agreement wherein Mr. Burstein agreed to accept 510,590 shares of our common stock and $5,000 as complete and full satisfaction of penalties associated with our non-performance on the loan agreement. We further agreed to pay Mr. Burstein $55,000 on or before close of business on December 15, 2006. We also agreed to pay an additional $2,000 for each or any 30-day period for which the loan balance remains outstanding. The note balance remained unpaid as of June 30, 2007.

On December 21, 2006, we entered into a loan agreement with DaVinci-Franklin Fund I, LLC for the principal amount of $75,000. Pursuant to the loan agreement we promised to pay to the order of DaVinci-Franklin Fund I, LLC the principal sum of $75,000 plus interest of $5,000 per month on March 21, 2007. We also agreed to issue 2,500,000 shares of our restricted common stock to DaVinci as collateral (issued on July 12, 2007). The loan agreement had a provision wherein if we did not repay the principal sum plus interest on March 21, 2007, we agreed to issue 250,000 shares of common stock as liquidated damages. We issued the 250,000 shares on April 3, 2007. As of the date of this filing, the remaining principal sum of $50,000 has not been repaid and is due and payable on or before August 22, 2007.

On January 23, 2007, we entered into a promissory note with Edward Marucci for the principal amount of $25,000. Pursuant to the promissory note, we promised to pay Mr. Marucci the principal sum of $25,000 together with interest of 12% per annum on the maturity date of February 6, 2007. We did not repay the note when due; consequently the interest rate increased to eighteen percent (18%) per annum. Mr. Marucci may at his option convert any amounts owing under the promissory note into shares of our common stock at the rate of one share for each $0.05 of indebtedness converted. On July 12, 2007, we issued 537,500 shares of our restricted common stock to Mr. Marucci to satisfy the promissory note in full.

On January 30, 2007, we entered into a promissory note with Sherri Hotton for the principal amount of $40,000. On July 12, 2007, we issued 1,070,900 shares of our restricted common stock to Ms. Hotton to satisfy the promissory note in full.

On February 7, 2007 and March 12, 2007, we entered into loan agreements with 3GC, Ltd. for the principal amounts of $10,000 and $40,000. Pursuant to the loan agreements, we promised to pay 3GC, Ltd. the principal sum of $10,000 on or before April 6, 2007 and the principal sum of $40,000 plus a flat interest fee of $1,000 on or before April 12, 2007. Additionally, we agreed to issue 200,000 shares of our common stock to 3GC, Ltd. if we did not repay the entire loan amount of $41,000 by April 12, 2007. As of April 30, 2007, the principal amounts and interest were repaid to 3GC, Ltd. and as of the date of this report we have not issued the 200,000 shares to 3GC, Ltd.

On February 26, 2007 and March 5, 2007, we entered into loan agreements with William E. Prince, President of the Company, for the principal amounts of $2,000 and $200. Pursuant to the loan agreements we promised to pay Mr. Prince the principal sum of $2,000 on or before March 27, 2007 and the principal amount of $200 on or before March 30, 2007. Interest accrued at a rate of 18% per annum. Mr. Prince was repaid $200 on May 7, 2007, and $2,000 on May 23, 2007. Interest and fees were waived by Mr. Prince.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2007, our cash balance was $306,834. Our plan for satisfying our cash requirements for the next twelve months is primarily from our agreement with Benchmark, through additional sales of our common stock, third-party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We may continue to incur operating losses over the majority or some portion of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of working capital, although not anticipated, we may continue to issue stock in exchange for loans and/or equity, which may have a substantial dilutive impact on our existing stockholders.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. The Company received $80,000 in government funding from its Phase I USDA SBIR grant during 2006. Management will consider borrowings and security sales to mitigate the effects of its cash position; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

On June 21, 2007, we announced that we are moving forward in the sanitation and janitorial distribution area, through our most recent subsequent sale to a supplier in this market.

Significant changes in the number of employees.

We currently employ 10 full-time, permanent, employees; 1 part-time employee (research assistant and technician), 1 special projects consultant (EGR International, LLC), 1 scientific and ECA consultant and 1 sales representative organization (Pentagon Technical Services). The 10 full-time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part-time employee is within our production department; and one of our consultants provides technical/scientific support to the EcaFlo® Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

Amended Employment Agreements

William E. Prince. On May 30, 2007, we executed an amendment to the President and CEO of the Company, William E. Prince’s employment agreement, wherein we extended the termination date from December 31, 2009 to March 30, 2012. Additionally, we increased Mr. Prince’s annual salary from $74,400 to $130,000, which shall be paid in equal, bi-weekly installments retroactive to April 1, 2007.

Marion C. Sofield. On May 30, 2007, we executed an amendment to the Executive Vice President of the Company, Marion C. Sofield’s employment agreement, wherein we extended the termination date from December 31, 2009 to March 30, 2012. Additionally, we increased Ms. Sofield’s annual salary from $72,000 to $110,000, which shall be paid in equal, bi-weekly installments retroactive to April 1, 2007.

Consultants

Valgene L. Dunham, Ph.D. On July 1, 2006, we executed a consulting agreement with Valgene L. Dunham, Ph.D., a Director of the Company, wherein Dr. Dunham agreed to serve as our Science, Research and Administrative Consultant. We agreed to compensate Dr. Dunham with $2,500 per month, paid at the beginning of each month. The term of the agreement was for six (6) months, terminating on December 31, 2006. On January 1, 2007, we entered into a new consulting agreement with Dr. Dunham with the same terms set forth above. The agreement terminated on June 30, 2007.

EGR International, Ltd. On September 1, 2006, we entered into an Independent Marketing Contractor Agreement with EGR International, Ltd., wherein EGR agreed to work together with the Company’s President and CEO and Executive Vice President of Operations for special project development. The term of the agreement commenced on September 1, 2006 and terminated on December 31, 2006. We agreed to pay EGR $2,500 per month and in addition we agreed to issue 5,000 shares of our common stock as an incentive for completion of certain pre-determined goals, on a quarterly basis. As of the date of this report, we did not issue any stock to EGR pursuant to this agreement. On January 1, 2007, we entered into a new Independent Marketing Contractor Agreement with EGR with the same terms set forth above. The agreement terminated on June 30, 2007.

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

Gary J. Grieco. On March 13, 2007, we entered into a consulting agreement with Gary J. Grieco, wherein Mr. Grieco agreed to continue the development of legal and proper stock sales for the Company. We agreed to compensate Mr. Grieco with $2,500 per month, 600,000 shares of our restricted common stock (issued on March 15, 2007), 1,000,000 Series “D” Warrants to purchase shares of our restricted common stock at $0.10 per share, exercisable until December 31, 2007, and pay for travel and expenses incurred in the performance of the agreement. The term of the agreement began on January 1, 2007 and terminated on June 30, 2007.

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

John Sanders. On May 29, 2007, we entered into a consulting agreement with John Sanders, wherein Mr. Sanders agreed to assist the Company with corporate development in order to enhance the Company’s shareholder value. The term of the agreement began on May 29, 2007 and will terminate on May 28, 2008. We agreed to pay Mr. Sanders the equivalent of

$2,500 per month by issuing 50 units of our 10% convertible debenture (includes 150,000 restricted shares of common stock and 100,000 Series “C” Warrants, exercisable at $0.25 per share through December 31, 2008) and pay for mutually agreed upon travel and expenses incurred in the performance of the agreement. The 50 units were issued to Mr. Sanders on June 28, 2007.

Supply Agreement with Layne Christensen Company

On January 19, 2006, we entered into a supply agreement with Layne Christensen Company, wherein Layne agreed to purchase our products (certain water treatment equipment) for resale to its customers. The term of the agreement commenced on January 19, 2006 and will terminate on December 31, 2007.

Sales Contract

On March 16, 2007, we executed a sales contract with Benchmark Energy Products, LP, wherein we agreed to sell and Benchmark agreed to purchase six (6) EcaFlo® Model C104 units for a total purchase price of $312,000. We received a deposit of $312,000 that was subsequently used for the purchase of shares of our stock.

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

Off-Balance Sheet Arrangements.

As of June 30, 2007, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

We are required to make accounting and estimates and judgments in preparing our consolidated financial statements.

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, warranty and repair costs, derivatives, and asset impairments. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

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

Due to the intrinsic nature of our business, we expect to see growth in competition and the development of new and improved technologies within the realm of electro-chemical activation processes and products. While we will always keep a close eye on technological advancement in these areas, management forecasts are not necessarily indicative of our ability to compete with newer technology, as it may develop. Management forecasts should not be relied upon as an indication of future performance. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

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

Our stock is thinly traded; as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock have historically been thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early-stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

We are subject to significant competition from large, well-funded companies.

The industries we intend to compete in are characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products, some of which may be similar and/or competitive to our products. Furthermore, many companies are engaged in the development of water “purifying” products of which may be similar and/or competitive to our products and technology. Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

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

We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. We are not currently seeking additional equity financing, which if sought our or obtained may result in additional shares of our common stock being issued. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have no late filings reported by NASD.

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

On April 3, 2007, we issued 250,000 shares of our restricted common stock to DaVinci-Franklin Fund I, LLC pursuant to its note agreement, as liquidated damages for the failure to repay the loan within 90 days from the December 21, 2006 origination date. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 3, 2007, we issued a total of 163,000 shares of our restricted common stock as contract compensation in lieu of salary to the following employees:

Name	Number of Shares
William E. Prince	100,000
Marion C. Sofield	50,000
S. Larry Jones	10,000
Stuart Emmons	3,000

We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On May 2, 2007, we cancelled the 600,000 Series “D” Warrants granted to Joel Brownstein and the 600,000 Series “D” Warrants granted to Ace Trading Company on March 23, 2007 as a result of termination of the March 23, 2007 Service Agreement.

On May 18, 2007, we inadvertently issued 15,625 shares of our restricted common stock to Joel Brownstein and 15,625 shares of our restricted common stock to Peter Gianoukas and on July 9, 2007, the total 31,250 shares were cancelled. Additionally, on July 9, 2007, we issued the correct amount of shares (7,813 shares of restricted common stock each) to Joel Brownstein and Peter Gianoukas pursuant to their consulting agreement dated March 22, 2007. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Pursuant to the terms of the Stock Acquisition Agreement, we agreed to issue a total of 35,000,000 shares to Benchmark in exchange for $3,500,000. The 35,000,000 shares of common stock will be issued in six installments as described in Item 5 below. Of the 35,000,000 shares, the first 5,000,000 shares were issued on June 27, 2007 for cash consideration of $188,000 and the conversion of equipment deposits totaling $312,000.

Between April and June 2007, we sold 652 units consisting of 652 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 1,956,000 shares of common stock and 1,304,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) to 22 accredited investors for a total purchase price of $326,000. On June 28, 2007, the 1,956,000 shares of common stock were issued. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On May 30, 2007, our board of directors authorized an offer to the Series “C” Warrant Holders wherein they would be entitled to exercise up to 3,000,000 Series “C” Warrants for $0.125 (50% discount in original exercise price) per share with notification of intent to exercise by June 18, 2007. On July 13, 2007, 16 Series “C” Warrant Holders exercised 2,250,000 Series “C” warrants at a price of $0.125 per share for a total purchase price of $281,250. The 2,250,000 shares were issued on July 13, 2007. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On June 28, 2007, we issued 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) to John Sanders for payment in full for our annual consulting agreement, dated May 29, 2007, with him. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipients had the opportunity to speak with our management on several occasions prior to his investment decision.

Subsequent Issuances

On July 3, 2007, we sold 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) to 1 accredited investor for a total purchase price of $25,000. As of the date of this filing the 150,000 shares have not been issued. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

On July 12, 2007, we issued 537,500 shares of our restricted common stock to Edward Marucci pursuant to the conversion of Mr. Marucci’s promissory note dated January 23, 2007 to satisfy the note in full. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 12, 2007, we issued 1,070,900 shares of our restricted common stock to Sherri Hotton pursuant to the conversion of Ms. Hotton’s promissory note dated January 30, 2007 to satisfy the note in full. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 12, 2007, we issued 2,500,000 shares of our restricted common stock to DaVinci-Franklin Fund to be held as collateral in accordance with the December 21, 2006 note agreement. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 27, 2007, we issued 573,000 shares of common stock to Stoecklein Law Group for services rendered to the Company. The shares issued were registered in a Registration Statement on Form S-8 filed on July 23, 2007.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

As of June 30, 2007, we were in default on the following loans or notes:

Payee	Due Date	Amount Due
Defense Technology Systems, Inc.	September 30, 2006	$50,000

Robert Lucas	April 2007 (1)	$25,000

Michael Burstein	December 15, 2006	$55,000

(1)

We agreed to repay the loan to Mr. Lucas as certain convertible debentures were sold. Between April and June 2007 we sold convertible debentures and as of the date of this report the loan to Mr. Lucas remains unpaid.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Stock Acquisition Agreement

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share. The purchase price will be paid in seven (7) installments as listed below:

(1)

First Installment – The previously invoiced $312,000 to Benchmark for the purchase of 6 EcaFlo® Model C-104 units shall be converted to an equity investment toward the purchase of 5,000,000 shares of common stock and applied to the Purchase Price.

(2)

Second Installment – Within three days of the execution of the Stock Acquisition Agreement, Benchmark paid the Company $188,000. Upon receipt of the second installment, the Company issued 5,000,000 shares of our common stock to Benchmark and caused E. Wayne Kinsey, III and David N. Harry to be elected as members to our Company’s Board of Directors.

(3)

Third Installment – On or before October 31, 2007, Benchmark will pay to the Company $500,000. Upon receipt of the third installment, the Company will issue an additional 5,000,000 shares of our common stock to Benchmark and initiate a registration of the 10,000,000 shares of our common stock issued to Benchmark pursuant to the second and third installments.

(4)

Fourth Installment – On or before April 30, 2008, Benchmark will pay to the Company $500,000. Upon receipt of the fourth installment, the Company will issue an additional 5,000,000 shares of our common stock to Benchmark.

(5)

Fifth Installment – On or before October 31, 2008, Benchmark will pay to the Company $500,000. Upon receipt of the fifth installment, the Company will issue an additional 5,000,000 shares of our common stock to Benchmark and initiate a registration of the 10,000,000 shares of our common stock issued to Benchmark pursuant to the fourth and fifth installments.

(6)

Sixth Installment – On of before April 30, 2009, Benchmark will pay to the Company via wire transfer $500,000. Upon receipt of the sixth installment, the Company will issue an additional 5,000,000 shares of our common stock to Benchmark.

(7)

Seventh Installment – On or before October 31, 2009, Benchmark will pay the Company $1,000,000. Upon receipt of the seventh installment, the Company will issue 10,000,000 shares of our common stock to Benchmark and the Company will initiate a registration of the 15,000,000 shares of our common stock issued pursuant to the sixth and seventh installments to Benchmark.

Anti-dilution Period. Pursuant to the Stock Acquisition Agreement, we agreed that throughout the period commencing with the closing date and ending October 31, 2009, Benchmark shall have the right and ability to maintain an equity position in the Company equal to the equity position it would own upon the issuance of shares to it following payment of the seventh installment if, between the date of closing and the date of such payment and issuance of shares, we were to issue no additional shares of our common stock (approximately 40.61%) to any other party. If at any time during the Anti-Dilution Period, we:

a.

issue any shares of our common stock (other than the shares to be issued to Benchmark pursuant to the Stock Acquisition Agreement) or any note, debenture, or other evidence of indebtedness, or any option, right, warrant or other instrument of security convertible into or exchangeable for shares of our common stock;

b.	declare a dividend on our common stock payable in our common stock;
c.	subdivide or split the outstanding shares of our common stock;
d.

authorize and issue any new class or series of equity securities or any note, debenture, or other evidence of indebtedness, or any option, right, warrant or other instrument or security convertible into or exchangeable for shares of such other class or series; or

e.

issue any shares of our common stock to any holder, transferee or assignee of a currently outstanding note, debenture, or other evidence of indebtedness, or any option, right, warrant or other instrument or security convertible into or exchangeable for shares of our common stock upon the holder’s exercise or its conversion or exchange rights thereunder, other than shares of common stock issued pursuant to any option granted to any officer, director or employee of the Company.

(any of the foregoing being a “Warrant Right Event”), then we shall issue to Benchmark a warrant entitling it to purchase, at $0.10 per share, such additional number of shares of our common stock as would, upon exercise, make Benchmark the holder of the same total percentage of all our outstanding equity securities as it held prior to the Warrant Right Event. The warrants will be exercisable at any time through October 31, 2009.

Option to Purchase Additional Control Shares. In addition we granted Benchmark, the right and option to purchase such additional number of shares of our common stock as shall, at the time of issuance, make Benchmark the holder of 51% of our total outstanding equity securities (“Control Share Option”). Such Control Share Option shall be exercisable at any time through October 31, 2009, and the per share price shall be the weighted average per share price of our common stock over the 22 trading days prior to the date we receive written notice from Benchmark that it intends to exercise its option, based upon the closing prices and trades posted on the Over the Counter Bulletin Board, plus a 15% per share control premium.

Board Representation. Additionally, we agreed to take such action to elect E. Wayne Kinsey, III and David N. Harry as directors of the Company.

Exclusive License and Distribution Agreement

On June 20, 2007, in connection with the Stock Acquisition Agreement the Company and Benchmark also entered into an Exclusive License and Distribution Agreement, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solution for use in Oilfield Applications to Benchmark.

Registration Rights Agreement

On June 21, 2007, in connection with the Stock Acquisition Agreement the Company and Benchmark entered into a Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, we are obligated to file three registration statements registering the 35,000,000 shares of common stock to be issued to Benchmark. The first two registration statements will each register 10,000,000 shares of common stock. The third registration statement will register the remaining 15,000,000 shares of common stock.

We are required to file the three registration statements as follows:

•

The first registration statement must be initiated immediately following our receipt of $500,000, the third installment, for 10,000,000 shares of our common stock due on or before October 31, 2007 and must have the registration statement declared effective within five (5) days of SEC clearance.

•

The second registration statement must be initiated immediately following our receipt of $500,000, the fifth installment, for 10,000,000 shares of our common stock due on or before October 31, 2008 and must have the registration statement effective within five (5) days of SEC clearance.

•

The third registration statement must be initiated immediately following our receipt of $1,000,000, the seventh installment, for 15,000,000 shares of our common stock due on or before October 31, 2009 and must have the registration statement effective within five (5) days of SEC clearance.

Election of New Directors

Pursuant to the Stock Acquisition Agreement described above, our Board of Directors appointed E. Wayne Kinsey, III and David N. Harry to serve on the Board of Directors for the Company effective June 21, 2007. Mr. Kinsey’s and Mr. Harry’s term will continue until the next annual stockholder’s meeting or until their successors are duly appointed.

E. Wayne Kinsey, III. Since 1981, Mr. Kinsey has served as President and CEO of Benchmark Performance Group, Inc. He began his career in the oilfield pumping services industry in 1975 as an equipment operator in Seagraves, Texas. By 1981, Mr. Kinsey had become Distribution Manager for Benchmark’s materials procurement, specialty blending and transportation and distribution facility in Odessa, Texas. More importantly, he had concluded by 1981 that running a successful chemicals management and supply organization - especially one serving the demanding oil and gas service industry - required much more than just an inventory of chemicals. Thus, Chemical Blending Services, Inc. was born. In the ensuing 25 years, Benchmark has grown under Mr. Kinsey's leadership from a simple “service first” chemical supplier into one of the world’s foremost developers and manufacturers of industrial and specialty chemicals, with an emphasis on chemical products and chemical solutions for the oil well pressure pumping service industry. One thing has remained constant however - a determination and commitment to provide the customer with a level of service and technical support it can find from no other chemical supplier. In 2004, Mr. Kinsey was appointed to the board of directors of the Texas Enterprise Fund by Texas Speaker of the House Tom Craddick. In 1993, Mr. Kinsey worked in support of the founding of the Hillcrest School (for children with learning differences) in Midland, Texas, and he served for several years as a member of the School's Board of Directors. In 1997, Mr. Kinsey was appointed by then Governor George W. Bush to the Continuing Advisory Committee for Special Education. In 2001, he was appointed to the Advisory Board of Directors of Houston Achievement Place. A number of the patents held by Benchmark bear Mr. Kinsey’s name as an inventor.

David N. Harry. Mr. Harry is the Executive Vice President and Chief Technical Officer of Benchmark. He received his BS and MS from Stephen F. Austin State University and conducted work toward his doctoral in limnology and hydrology at Texas A&M University. Mr. Harry began his career as an analytical chemist in 1977. After spending two years in testing laboratories, Mr. Harry joined a major oilfield pressure pumping services company, where he served between 1979 and 1982 as a field chemist, District Engineer and then Regional Sales Engineer. After another two years as Technical Manager for an independent pressure pumping services company, Mr. Harry joined Benchmark in 1984 to assist it with its growing dry and liquid chemical blending business. Mr. Harry has been Benchmark's Chief Technical Officer since 1990, and directs all of Benchmark’s quality control, technical support and product development activities. Under his technical leadership, over 35 patents have been issued to Benchmark, nine of which bear his name as inventor. Mr. Harry is a member of the Society of Petroleum Engineers and the American Society of Quality Control.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release on Exclusive Agreement with Benchmark, dated April 25, 2007		10-QSB	3/31/07	99.1	5/21/07

99.2	Press Release on Exposure and Sales in Sanitation, dated June 21, 2007	X

99.3	Press Release on New Board of Directors, dated June 28, 2007	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Registrant)

By: /s/William E. Prince
William E. Prince, Chief Executive Officer

And Principal Financial Officer (On behalf of

the registrant and as principal accounting
officer)

Date: August 20, 2007

EXHIBIT 31

CERTIFICATION

I, William E. Prince, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Integrated Environmental Technologies, Ltd.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 20, 2007

/s/William E. Prince

William E. Prince,

Chief Executive Officer and

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Environmental Technologies, Ltd. (the "Company") on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William E. Prince, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/William E. Prince
William E. Prince
Chief Executive Officer and
Principal Financial Officer
August 20, 2007