Form 10QSB
period 2007-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2007-11-19
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

MacArthur Court

4695 MacArthur Court

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 6, 2007, was 68,010,467 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)	Audited
Assets
Current Assets:
Cash	$ 60,692	$ 22,187
Cash, restricted	-	50,000
Accounts receivable	79,711	4,282
Inventory	239,471	170,940
Deposits and prepaid assets	25,409	5,942
Total current assets	405,283	253,351

Equipment	13,045	13,045
Accumulated depreciation	(7,982)	(6,272)
Total building and equipment	5,063	6,773

	$ 410,346	$ 260,124

Liabilities and Shareholders' (Deficit)
Current liabilities:
Accounts payable	$ 53,873	$ 175,158
Accrued liabilities	125,023	173,780
Notes payable	149,100	274,783
Total current liabilities	327,996	623,721

Convertible notes	248,771	38,510

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 63,010,467 and 47,142,383 shares issued
and outstanding at 9/30/07 and 12/31/06	63,010	47,142
Stock bought not issued, 0 and 268,000 shares
at 9/30/07 and 12/31/06	120	268
Paid-in capital	6,306,733	4,584,956
Unamortized cost of stock & warrants issued for consulting	(27,668)	-
Retained earnings (deficit)	(6,508,616)	(5,034,473)
Total shareholders' equity (deficit)	(166,421)	(402,107)

Total liabilities and shareholders' equity (deficit)	$ 410,346	$ 260,124

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Operations

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Sales	$ 410,640	$ 299,299	$ 215,067	$ 66,929
Cost of sales	164,804	155,593	69,432	41,174

Gross profit	245,836	143,706	145,635	25,755

Expenses:
Professional and administrative fees	515,937	368,284	61,888	113,438
Salaries	584,138	459,693	195,443	197,301
Depreciation and amortization	1,710	6,201	570	1,924
Office & miscellaneous expense	314,830	430,573	86,549	197,478
Total operating expenses	1,416,615	1,264,751	344,450	510,141

Net operating (loss)	(1,170,779)	(1,121,045)	(198,815)	(484,386)

Other income (expense):
Interest income	-	862	-	-
Interest expense	(303,364)	(15,183)	(50,627)	(8,687)
Total other income (expense)	(303,364)	(14,321)	(50,627)	(8,687)

Net (loss)	$ (1,474,143)	$ (1,135,366)	$ (249,442)	$ (493,073)

Net (loss) per share basic and diluted	$ (0.03)	$ (0.03)	$ (0.00)	$ (0.01)

Weighted average shares outstanding	54,422,702	36,563,494	62,532,014	40,959,482

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss)	$ (1,474,144)	$ (1,135,366)
Adjustments to reconcile net (loss) to net cash
used in operating activities -
Depreciation and amortization	1,710	6,201
Accretion of interest on convertible notes	77,034	-
Stock issued for loan or interest costs	2,620	-
Stock, options and warrants issued for services	477,665	100,319
Termination of license agreement	-	59,322
Beneficial conversion	79,830	-
Changes in operating assets and liabilities:
Cash, restricted	50,000	-
Accounts receivable	(75,429)	(8,807)
Inventory	(68,531)	6,878
Deposits and prepaid assets	(19,467)	31,371
Accounts payable	(63,984)	138,846
Accrued liabilities	(45,864)	5,103
Customer deposits	-	48,917

Cash used in operating activities	(1,058,560)	(747,216)

Cash flows from investing activities:
Purchase of building and equipment	-	(1,650)

Cash (used) in investing activities	-	(1,650)

Cash flows from financing activities:
Note payable, net	(60,685)	125,085
Proceeds from the exercising of warrants	293,750	22,300
Proceeds from the sale of convertible notes	124,461	27,700
Proceeds from the sale of common stock	739,539	483,667

Cash provided by financing activities	1,097,065	658,752

Decrease in cash	38,505	(90,114)

Cash beginning of period	22,187	122,870

Cash end of period	$ 60,692	$ 32,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 34,214	$ 1,795
Cash paid for income taxes	-	-

Non-cash financing activities:

Stock and warrants issued for services	$ 554,645	$ 126,885
Notes converted to stock	$ 69,712	$ 56,165

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

(unaudited)

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

Note 3 – Notes payable

On September 27, 2006, we borrowed $50,000 from a shareholder. On November 16, 2006, we entered into a renewal loan agreement with the shareholder, whereby we issued 510,590 shares of common stock as satisfaction of penalties to date on the loan. This new agreement established a due date of December 15, 2006, and included a $2,000 per month penalty for each month thereafter that the loan remained unpaid. As of September 30, 2007, $5,000 interest had been paid. On November 2, 2007, we paid $70,000 as payment in full of the principal loan amount and penalties.

We borrowed $25,000 from an individual on January 23, 2007 at an interest rate of 12% due on February 6, 2007. The note was convertible into 400,000 of our shares if it was not repaid by the due date. On July 12, 2007, we issued 537,500 shares of common stock as payment in full for the principal and accrued interest in the amount of $1,984.

We borrowed $40,000 on January 31, 2007 from an individual at an interest rate of 12%. There was a dispute over the timing of the attempted repayment of this loan. On July 12, 2007, we issued 1,070,900 shares of common stock as payment in full for the principal and accrued interest in the amount of $2,728.

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

(unaudited)

We borrowed $40,000 on March 12, 2007 from 3GC, Ltd., a shareholder, at an interest rate of 30%, due April 12, 2007. A penalty of 200,000 of our shares was owed if the loan was not repaid. We issued 800,000 shares of our stock to be held by a third party to secure a loan 3GC owed to an unaffiliated third party as collateral. This loan was repaid on April 20, 2007. A stop was placed on the collateral shares, and they will be cancelled when they are returned; however, there is currently a dispute with the person who was issued the shares as to the validity of issuance and the return of the shares.

Note 4 – Common stock and warrants

On March 26, 2007, we authorized the issuance of 130,000 shares of our common stock for cash totaling $13,000. The shares were issued on April 11, 2007.

On February 1, 2007, we issued 2,000,000 shares of our common stock to United Capital Group in connection with consulting services. As of September 30, 2007, we have recorded professional fees in the amount of $100,000, the value of the services received.

On March 12, 2007, our Board approved 5,000,000 Series “D” Warrants.

On March 13, 2007, we issued 1,000,000 Series “D” warrants to 3GC, Ltd. with an exercise price of $0.10 per share for consulting services. The warrants expire on December 31, 2007. The fair market value of the warrants based on the Black-Scholes model is $57,162 using the following assumptions: Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%. We also issued 600,000 shares of our common stock to 3GC, Ltd. in connection with the consulting agreement. The value of the stock based on the closing price of our stock on the day of the contract was $66,000. As of September 30, 2007, we recorded $123,162 in professional fees.

On March 23, 2007, we issued 1,200,000 Series “D” warrants to Ace Trading and Joel Brownstein with an exercise price of $0.10 per share for consulting services. The warrants expire on December 31, 2007. The fair market value of the warrants based on the Black-Scholes model is $68,594 using the following assumptions: Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%. As of September 30, 2007, we have recorded professional fee expense in the amount of $68,594. These warrants were subsequently cancelled May 2, 2007, pursuant to the cancellation of the Agreement.

On April 3, 2007, we issued 250,000 shares of our restricted common stock to DaVinci-Franklin Fund I, LLC pursuant to its note agreement as liquidated damages for the failure to repay the loan within 90 days from the December 21, 2006 origination date. We recorded a loan interest expense in the amount of $55,000 as of September 30, 2007.

On April 3, 2007, we issued a total of 263,000 shares of our restricted common stock that was unissued at the beginning of the year.

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

(unaudited)

During the nine-month period ended September 30, 2007, we sold 702 units consisting of 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 2,106,000 shares of common stock and 1,404,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) for a total purchase price of $351,000. We allocated the proceeds from the units between the convertible note, common stock and warrant based on the fair market value of each instrument. The allocation was $102,081 to convertible notes, $184,924 to common stock and $63,995 to warrants. We will accrete interest between the date of sale of the units to maturity for the convertible notes to reflect the difference between what we received for the notes and what we will pay at maturity. At September 30, 2007, we had accreted additional interest of $58,575 and had unaccreted interest of $190,350. We had a beneficial conversion on the convertible notes based on the conversion price and the price of our stock at the date of sale. The expense of the beneficial conversion was $73,000.

On May 29, 2007, we entered into a consulting agreement with John Sanders. The period of the agreement is for 1 year. We agreed to pay Mr. Sanders by issuing 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008). These units were issued June 28, 2007. The value assigned to the instruments was based on the fair market value of each and consisted of $8,766 for the convertible notes, $12,097 for the stock and $4,137 for the warrants. At September 30, 2007, we had accreted additional interest of $3,060 and had unaccreted interest of $13,174. We had a beneficial conversion and that expense was $5,600. We are amortizing the cost of the services over the next year and expensed $8,332 during the period ended September 30, 2007 and have unamortized cost of consulting services of $16,668.

We entered into a consulting agreement with Mr. Joel Brown and Mr. Peter Gianoukas which was cancelled by us in the second quarter. We issued 7,813 shares to each person and recorded a consulting expense of $2,813 based on the fair market value of our shares on the date of the agreement.

On June 20, 2007, we entered into a “Stock Acquisition Agreement” with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 or $0.10 per share. On June 27, 2007, we issued 5,000,000 shares pursuant to the agreement for cash of $188,000 and the conversion of $312,000 that was a deposit for equipment to be purchased for a total of $500,000. The remaining 30,000,000 shares will be issued pursuant to the agreement terms as follows: (1) Benchmark will pay four equal installments in the amount of $500,000 every six months beginning on or before October 31, 2007 and continuing through April 30, 2009. Upon receipt of each payment we will cause to be issued 5,000,000 shares of our common stock. Upon issuance of each 10,000,000 shares, we will initiate a registration of the shares; (2) On or before October 31, 2009, Benchmark will issue final payment in the amount of $1,000,000. Upon receipt of the final payment, we will cause to be issued 10,000,000 shares of our common stock and initiate a final registration for the remaining unregistered shares.

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Pursuant to the Agreement, Benchmark shall have the right to maintain an equity position in the Company equal to the equity position it would own upon the issuance of all shares due under the agreement. If at any time during the Anti-Dilution Period, we issue any shares of our common stock which would impair the equity position of Benchmark, then we shall issue a warrant to purchase shares of our common stock at an exercise price of $0.10 per share, which would upon exercise, reinstate their equity position. The warrants will be exercisable at any time through October 31, 2009.

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

On July 31, 2007, we issued 573,000 shares of our common stock as payment for accrued professional fees in the amount of $57,300.

On August 9, 2007, we issued 22,058 shares of our common stock for services. As of September 30, 2007, we recorded professional fees of $2,426.

On September 7, 2007, we entered into a consulting agreement with CBG Advanced Studies (“CBG”). The term of the agreement is one year. We agreed to pay CBG $2,000 per month for the first three months of the agreement. We also agreed to additional compensation of 120,000 shares of restricted common stock, to be earned quarterly in 30,000 share increments. As of September 30, 2007, we recorded professional fees of $3,000 and unamortized shares issued for services of $11,000.

On May 30, 2007, our board of directors authorized an offer to the Series “C” Warrant Holders wherein they would be entitled to exercise up to 3,000,000 Series “C” Warrants for $0.125 (50% discount in original exercise price) per share with notification of intent by June 18, 2007. 2,350,000 series “C” options were exercised at a price of $0.125 per share.

At September 30, 2007, we had the following options and warrants outstanding:

“C” Warrants-	4,804,000 to purchase stock at $0.25 per share
“D” Warrants-	1,000,000 to purchase stock at $0.10 per share
Other Warrants-	50,000 to purchase stock at $0.20 per share
Options	325,000 to purchase stock at $0.11 per share
750,000 to purchase stock at $0.12 per share

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 5-Related-party transactions

We have consulting agreements with a shareholder and a Director with payments of $2,500 a month for each person. Some of our borrowings are from shareholders and interest accrued on loans from shareholders for the period ended September 30, 2007 was approximately $51,000.

On May 30, 2007, we entered into an amended employment agreement with two of our executives whereby the original terms were extended from December 9, 2009 to March 30, 2012. Further, the agreement increased the Executives’ annual compensation from $72,000 to $110,000 and $74,400 to $130,000. As of September 30, 2007, the future minimum payments are as follows:

Related-party compensation requirements
2007	$66,000
2008	240,000
2009	240,000
Thereafter	300,000
Total	$846,000

Note 6- Commitments and contingencies

On June 20, 2007, in connection with the Stock Acquisition Agreement with Benchmark, we entered into an Exclusive License and Distribution Agreement, wherein we granted the exclusive, world-wide right, license and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in Oilfield Applications to Benchmark Energy Products. The agreement provides for special pricing of equipment to Benchmark and per-gallon technology fees, paid to IET on the EcaFlo® fluids sold by Benchmark, for a five-year period consistent with the license period.

On September 7, 2007, we entered into a consulting agreement with CBG Advanced Studies, Inc., wherein CBG agreed to assist the Company in developing appropriate and effective market penetration plans relative to the use of our EcaFlo® equipment and solutions within U.S. military and civilian decontamination market areas. The term of the agreement began on September 7, 2007 and will terminate on August 31, 2008. We agreed to compensate CBG with 30,000 shares of our restricted common stock on a quarterly basis, $2,000 per month for the first three (3) months, and pay for mutually agreement upon travel and expenses incurred in the performance of the agreement.

Note 7- Subsequent events

On September 27, 2006, we borrowed $50,000 from a shareholder. On November 16, 2006, we entered into a renewal loan agreement with the same shareholder, whereby we issued 510,590 shares of common stock as satisfaction of penalties to date on the loan. This new agreement established a due date of December 15, 2006, and included a $2,000 per month penalty for each month thereafter that the loan remained unpaid. As of September 30, 2007, $5,000 interest had

Integrated Environmental Technologies, Ltd.

Notes To Condensed Consolidated Financial Statements

(unaudited)

been paid. On November 2, 2007, we paid $70,000 as payment in full of the principal loan amount and penalties.

On October 31, 2007, we authorized the issuance of 5,000,000 shares of our common stock for cash of $500,000 pursuant to the Benchmark Stock Acquisition Agreement entered into on June 20, 2007.

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

o	substantial dilution to our stockholders as the result of the issuance of our common stock in exchange for debt and/or equity financing, including additional shares to Benchmark;
o	potential change in control upon completion of the Benchmark agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	loss of customers or sales weakness;
o	excessive product failure and related warranty expenses;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

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

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share. The purchase price will be paid in seven (7) installments over a period of 30 months. As of the date of this filing three installments ($1,000,000) have been paid.

In connection with the Stock Acquisition Agreement we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solution for use in Oilfield Applications to Benchmark.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The following table summarizes selected items from the statement of operations at September 30, 2007 compared to September 30, 2006.

SALES AND COST OF GOODS SOLD:

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%
Sales	$215,067	$66,929	$148,138	221%

Cost of Goods Sold	69,432	41,174	28,258	69%

Gross Profit	145,635	25,755	119,880	465%

Gross Profit Percentage of Sales	68%	38%	--	30%

Sales

Our sales for the three months ended September 30, 2007 were $215,067 compared to sales of $66,929 in the three months ended September 30, 2006. This resulted in an increase in sales of $148,138, or 221%, from the same period a year ago. We believe that our products are gaining recognition in the marketplace which will result in increased sales for the remaining quarter of fiscal 2007. Oilfield industry sales should increase in future quarters as a result of our recent agreement with Benchmark.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended September 30, 2007 was $69,432, an increase of $28,258, or 69% from $41,174 for the three months ended September 30, 2006. The increase in our cost of goods sold is as a result of having additional sales of EcaFlo® equipment during this period of time. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales. Gross profit margins increased by 30% from the prior fiscal quarter because of the product mix of our sales and our FEM-3 cell replacement program.

EXPENSES:

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%
Expenses:
Professional and Administrative fees	$61,888	$113,438	$(51,550)	(45%)
Salary	195,443	197,301	(1,858)	(1%)
Depreciation and amortization	570	1,924	(1,354)	(70%)
Office and miscellaneous	86,548	197,478	(110,930)	(56%)

Total operating expenses	344,450	510,141	(165,691)	(32%)

Loss from operations	(198,815)	(484,386)	(285,571)	(59%)

Other income (expense):
Interest income	-	-	-	--
Interest expense	(50,627)	(8,687)	41,940	483%
Total other expense	(50,627)	(8,687)	41,940	483%

Net loss	$(249,442)	$(493,073)	$(243,631)	(49%)

Professional and Administrative Fees

Professional and administrative fees for the three months ended September 30, 2007 were $61,888, a decrease of $51,550, or 45%, from $113,438 for the three months ended September 30, 2006. The decrease in professional and administrative fees was the result of reducing costs associated with outside professional services and consultants while maintaining strong levels of support to meet the company’s developing business. Whenever possible, we are trying to reduce outside consultants but we will still need some assistance as we do not have sufficient in-house expertise for areas of our business.

Salary Expenses

Salary expenses for the three months ended September 30, 2007 was $195,443, a decrease of $1,858, or 1%, from $197,301 for the three months ended September 30, 2006. The decrease in salary expenses was the result of decreasing hourly employee payroll expenses while accomplishing the production necessary for meeting the company’s sales of equipment. We expect salary expense to increase in the future as the Company grows and as sales volume increases. We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2007 was $570, a decrease of $1,354, or 70%, from $1,924 for the three months ended September 30, 2006.

Office and Miscellaneous

Office and miscellaneous expenses for the three months ended September 30, 2007 was $86,548, a decrease of $110,930, from $197,478 for the three months ended September 30, 2006. The decrease in office and miscellaneous expenses was as a result of having well-stocked our office and the lack of need for one-time equipment purchases during this period of time.

(Loss) from Operations

The loss from operations for the three months ended September 30, 2007 was $198,815, versus a loss from operations of $484,386 for the three months ended September 30, 2006, a change in loss from operations of $285,571. The decrease in the loss from operations in the third quarter of 2007 was the result of an increase in sales and our ability to produce EcaFlo® equipment more efficiently.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $50,627 as compared to $8,687 for the same period in 2006. Our interest expense in 2007 was high because of temporary working capital loans that had high interest rates and fees.

Net (Loss)

Our net loss for the three months ended September 30, 2007 was $249,442, a decrease of $243,631, or 49%, from $493,073 for the three months ended September 30, 2006. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

The following table summarizes selected items from the statement of operations at September 30, 2007 compared to September 30, 2006.

SALES AND COST OF GOODS SOLD:

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%
Sales	$410,640	$299,299	$111,341	37%

Cost of Goods Sold	164,804	155,593	9,211	6%

Gross Profit	245,836	143,706	102,129	71%

Gross Profit Percentage of Sales	60%	48%	--	12%

Sales

Our sales for the nine months ended September 30, 2007 were $410,639 compared to sales of $299,299 in the nine months ended September 30, 2006. This resulted in an increase in sales of $111,341, or 37%, from the same period a year ago. We believe that our products are gaining recognition in the marketplace which may result in increased sales for the remaining quarters of fiscal 2007. Oilfield industry sales should increase in future quarters as a result of our recent agreement with Benchmark.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the nine months ended September 30, 2007 was $164,804, an increase of $9,211, or 6% from $155,593 for the nine months ended September 30, 2006. The increase in cost of goods sold was as a result of our FEM replacement program, and increased sales. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of goods sold will continue to increase slightly less as a percentage of sales with additional sales. Gross profit margins decreased from the prior fiscal year because of the product mix of our sales and our FEM-3 cell replacement program.

EXPENSES:

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%
Expenses:
Professional and administrative fees	$515,937	$368,284	$147,653	40%
Salary	584,138	459,693	124,445	27%
Depreciation and amortization	1,710	6,201	(4,491)	(72%)
Office and miscellaneous	314,830	430,573	(115,743)	(27%)

Total operating expenses	1,416,615	1,264,751	151,864	12%

Loss from operations	(1,170,779)	(1,121,045)	49,735	4%

Other income (expense):
Interest income	-	862	(862)	--
Interest expense	(303,364)	(15,183)	288,181	--
Total other expense	(303,364)	(14,321)	289,043	--

Net loss	$(1,474,143)	$(1,135,366)	$338,777	30%

Professional and Administrative Fees

Professional and administrative fees for the nine months ended September 30, 2007 were $515,937, an increase of $147,653, or 40%, from $368,284 for the nine months ended September 30, 2006. The increase in professional and administrative fees was the result of the increased number and amounts of consulting contracts. Whenever possible, we have and will continue to reduce outside consultants but we will still need some assistance as we do not have sufficient in-house expertise to handle all aspects of our business.

Salary Expenses

Salary expenses for the nine months ended September 30, 2007 were $584,138, an increase of $124,445, or 27%, from $459,693 for the nine months ended September 30, 2006. The increase in salary expenses was the result of employing additional personnel and expanded hours worked. We expect salary expense to increase in the future as the Company grows and as sales volume increases. In addition, we have increased the salaries payable to our executives.

We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2007 were $1,710, a decrease of $4,491, or 72%, from $6,201 for the nine months ended September 30, 2006. Depreciation and amortization expenses decreased because we are no longer amortizing a license fee.

Office and Miscellaneous

Office and miscellaneous expenses for the nine months ended September 30, 2007 were $314,830, a decrease of $115,743, from $430,573 for the nine months ended September 30, 2006. The decrease in office and miscellaneous expenses was a result of having well-stocked our office and the lack of need for one-time equipment purchases during this period of time.

(Loss) from Operations

The loss from operations for the nine months ended September 30, 2007 was $1,170,779, versus a loss from operations of $1,121,045 for the nine months ended September 30, 2006, an increase in loss from operations of $49,734. The increase in the loss from operations in 2007 was the result of additional operating expenses as compared to 2006. A significant portion of this increase is directly related to replacing FEM-3’s with C-100 cells in our new EcaFlo® equipment.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $303,364 as compared to $15,183 for the same period in 2006. Our interest expense in 2007 was high because of temporary working capital loans that had high interest rates and fees.

Net (Loss)

Our net loss for the nine months ended September 30, 2007 was $1,474,143, an increase of $338,777 or 30%, from $1,135,366 for the nine months ended September 30, 2006. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2007 compared to December 31, 2006.

	September 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$405,283	$ 253,351	$151,932	60%

Current Liabilities	$327,996	$ 623,721	$(295,725)	(47%)

Working Capital (deficit)	$77,287	$ (370,370)	$447,657	--

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

As of September 30, 2007, we continue to use equity sales and debt financing to provide the capital we need to run the business. In the future we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans. On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc. The contract provides for an equity investment of $3,500,000 over a period of 30 months and for technology fees, paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry. As of the date of this filing we have received $1,000,000 of the $3,500,000 equity investment.

Financing. On September 27, 2006, we entered into a loan agreement with Michael Burstein for the principal amount of $50,000. Pursuant to the loan agreement we promised to pay Mr. Burstein the sum of $50,000 plus interest of $5,000 within 14 days of September 27, 2006. We agreed to issue 1,000,000 shares to Mr. Burstein as a late payment penalty if the note was not paid in 30 days. On November 17, 2006, the parties renewed the loan agreement wherein Mr. Burstein agreed to accept 510,590 shares of our common stock and $5,000 as complete and full satisfaction of penalties associated with our non-performance on the loan agreement. We further agreed to pay Mr. Burstein $55,000 on or before close of business on

December 15, 2006. We also agreed to pay an additional $2,000 for each or any 30-day period for which the loan balance remains outstanding. On November 2, 2007, we paid $70,000 to Mr. Burstein as payment in full of principal loan amount and penalties.

On December 21, 2006, we entered into a loan agreement with DaVinci-Franklin Fund I, LLC for the principal amount of $75,000. Pursuant to the loan agreement we promised to pay to the order of DaVinci-Franklin Fund I, LLC the principal sum of $75,000 plus interest of $5,000 per month on March 21, 2007. We also agreed to issue 2,500,000 shares of our restricted common stock to DaVinci as collateral (issued on July 12, 2007). The loan agreement had a provision wherein if we did not repay the principal sum plus interest on March 21, 2007, we agreed to issue 250,000 shares of common stock as liquidated damages. We issued the 250,000 shares on April 3, 2007. On August 22, 2007, the note was paid in full and on August 28, 2007, the 2,500,000 collateral shares were cancelled.

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

As of September 30, 2007, our cash balance was $60,692. Our plan for satisfying our cash requirements for the next twelve months is primarily from our agreement with Benchmark, through additional sales of our common stock, third-party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Current research initiatives are centered on providing specific water quality regulatory agencies with toxicity testing reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of ECA solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel were able to present test results showing potential customers that aliquots of petroleum well “frac” waters that were treated with a 1% EcaFlo® device-generated anolyte solution showed total bacteria kill in less than 10 minutes. Furthering that data, our approach is to point out that these kinds of results eliminate the need for voluminous regulatory compliance paperwork to be submitted, in addition to costing less than the use of traditional biocidal chemicals that are currently put into “frac” water. The oil and gas industry market continues to develop as a result of our strategic alliance with Pentagon Technical Services, a small consulting firm with ties into this industry.

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

We currently employ 10 full-time, permanent, employees; 1 part-time employee (research assistant and technician), 1 special projects consultant (EGR International, LLC), 1 scientific and ECA consultant. The 10 full-time employees are engaged in management, marketing and sales, engineering, production and administrative services; our part-time employee is within our production department; and one of our consultants provides technical/scientific support to the

EcaFlo® Division of our Company. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

Amended Employment Agreements

William E. Prince. On May 30, 2007, we executed an amended employment agreement with our President and CEO, William E. Prince, wherein we extended the termination date from December 31, 2009 to March 30, 2012. Additionally, we increased Mr. Prince’s annual salary from $74,400 to $130,000, which shall be paid in equal, bi-weekly installments retroactive to April 1, 2007.

Marion C. Sofield. On May 30, 2007, we executed an amended employment agreement with our Executive Vice President, Marion C. Sofield, wherein we extended the termination date from December 31, 2009 to March 30, 2012. Additionally, we increased Ms. Sofield’s annual salary from $72,000 to $110,000, which shall be paid in equal, bi-weekly installments retroactive to April 1, 2007.

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

CBG Advanced Studies, Inc. On September 7, 2007, we entered into a consulting agreement with CBG Advanced Studies, Inc., wherein CBG agreed to assist the Company in developing appropriate and effective market penetration plans relative to the use of our EcaFlo® equipment and solutions within U.S. military and civilian decontamination market areas. The term of the agreement began on September 7, 2007 and will terminate on August 31, 2008. We agreed to compensate CBG with 30,000 shares of our restricted common stock on a quarterly basis, $2,000 per month for the first three (3) months, and pay for mutually agreement upon travel and expenses incurred in the performance of the agreement.

Pentagon Technical Services, Inc. We entered into a Representative Agreement with Pentagon Technical Services, Inc. on August 1, 2005. Due to conflicts with the Benchmark Exclusive License and Distribution Agreement, our agreement with Pentagon was terminated on July 31, 2007. However, discussions are ongoing with Pentagon and Benchmark, seeking to reach an agreement that will effectively benefit all parties in advancing the technology.

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

Off-Balance Sheet Arrangements.

As of September 30, 2007, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have no late filings reported by FINRA.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, William E. Prince, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-

15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Prince concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2007, our board of directors authorized an offer to the Series “C” Warrant Holders wherein they would be entitled to exercise up to 3,000,000 Series “C” Warrants for $0.125 (50% discount in original exercise price) per share with notification of intent to exercise by June 18, 2007. On July 13, 2007, 16 Series “C” Warrant Holders exercised 2,250,000 Series “C” warrants at a price of $0.125 per share for a total purchase price of $281,250. The 2,250,000 shares were issued on July 13, 2007. Subsequently, another Series "C" Warrant Holder exercised 100,000 Series "C" warrants at a price of $0.125 per share for a total purchase price of $12,500. The 100,000 shares were issued on August 27, 2007. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

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

On July 12, 2007, we issued 2,500,000 shares of our restricted common stock to DaVinci-Franklin Fund to be held as collateral in accordance with the December 21, 2006 note agreement. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision. On August 28, 2007, the 2,500,000 shares were cancelled.

On July 27, 2007, we issued 573,000 shares of common stock to Stoecklein Law Group for services rendered to the Company. The shares issued were registered in a Registration Statement on Form S-8 filed on July 23, 2007.

On August 22, 2007, we issued 150,000 shares of common stock to Suzy Fleming in accordance with a Debenture Agreement dated May 15, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 23, 2007, we issued 11,029 shares of our restricted common stock to Joel Brownstein and 15, 625 shares of our restricted common stock to Peter Gianoukas as final and complete compensation pursuant to their consulting agreement dated March 22, 2007. We believe that the issuance of the shares to Joel Brownstein and Peter Gianoukas was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuances

On November 2, 2007, we issued 5,000,000 shares of common stock to Benchmark Performance Group Inc. pursuant to the Stock Acquisition Agreement dated June 20, 2007, for cash totaling $500,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.18	Stock Acquisition Agreement dated June 20, 2007		8-K		10.1	8/21/07

10.19	Exclusive License and Distribution Agreement dated June 20, 2007		8-K		10.2	8/21/07

10.20	Registration Rights Agreement dated June 21, 2007		8-K		10.3	8/21/07

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release on Exclusive Agreement with Benchmark, dated April 25, 2007		10-QSB	3/31/07	99.1	5/21/07

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

Date: November 19, 2007