Form 10-K
period 2007-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2008-03-31
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0200471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Commerce Street
Little River, South Carolina	29566
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(843) 390-2500

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court,

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

1

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐

No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $9,549,404.39 based on a share value of $0.17.

The number of shares of Common Stock, $0.001 par value, outstanding on March 24, 2008 was 68,070,467 shares.

2

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2007

Index to Report

on Form 10-K

3

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100%-owned subsidiary, I.E.T., Inc.

PART I

ITEM 1.	BUSINESS

General Business Development

Integrated Environmental Technologies, Ltd., formerly Naturol Holdings, Ltd., was incorporated in the State of Delaware in February of 1999. On January 17, 2002, we completed a reverse triangular merger between our wholly-owned subsidiary, Coronado Subsidiary Corp. (“CSC”), a Nevada corporation, and Naturol, Inc. (“Naturol”), a Nevada corporation. Pursuant to the terms of the merger, Naturol merged with CSC wherein CSC ceased to exist and Naturol became our wholly-owned subsidiary.

On August 27, 2003, as the sole stockholder of Naturol, we authorized the amendment to Naturol’s Articles of Incorporation to change its name to Integrated Environmental Technologies, Ltd., a Nevada Corporation, which was subsequently changed to I.E.T., Inc. on June 29, 2004. I.E.T., Inc.’s primary place of business is at 4235 Commerce Street, Little River, South Carolina, USA.

On January 11, 2008, we entered into an Agreement and Plan of Merger and Reincorporation with Integrated Environmental Technologies, Ltd., a newly-formed Nevada corporation ("IET NV"), in order to change the domicile of the Company from Delaware to Nevada. Pursuant to the terms of the Agreement and Plan of Merger and

Reincorporation, IET merged with and into IET NV, making IET NV the surviving corporation. The merger for reincorporation was completed on February 18, 2008.

The merger and reincorporation agreement was approved by the unanimous consent of the Board of Directors of IET on December 21, 2007 and by IET NV on January 11, 2008, and by a majority of the stockholders of IET at their annual meeting of stockholders held on December 21, 2007.

All of our current operations are conducted through I.E.T., Inc. I.E.T., Inc. currently operates through two divisions: the EcaFlo® Division and the Essential Oils Extraction Division. The EcaFlo® Division has been and is anticipated to be the sole source of revenues for the Company for the foreseeable future.

OUR BUSINESS

In September of 2003, we entered into an agreement with Electro-Chemical Technology, Ltd. and Laboratory Electrotechnology, Ltd. (collectively “ECT”) for an exclusive, royalty-bearing license allowing us to utilize the patents and the technical information owned by ECT to purchase, manufacture/assemble (with the exception of flow-through electrolytic modules, or “FEMs”), market, lease, sell, distribute and service licensed products throughout the United States of America for the use in certain licensed applications.

On September 15, 2006, we cancelled our license agreement with ECT. This action was prompted by ECT’s failure to uphold contractual agreements contained within our license agreement and its amendments regarding market applications, R & D for the market applications, technical support, FEM-3 supply and pricing, failure to honor product warranties, and increasing FEM-3 failures in performance.

On August 22, 2006, we entered into an exclusive supply agreement with Aquastel, Inc., a Florida corporation who develops, manufactures, markets and sells products based on electrochemical activation (“ECA”) technology. Aquastel agreed to supply us with C-50 and C-100 cells for use in our proprietary ECA equipment on an exclusive basis in the United States of America as long as we purchase at least 300 cells per annum during the term of the agreement, with the exception of present customers of Aquastel, parties that purchase cells for non-generic ECA machines and parties that do not compete with Aquastel or IET. The term of the agreement is for 3 years, terminating on August 22, 2009. At the end of the term, the parties will attempt to renegotiate in good faith to extend the agreement.

These electrolytic cells will eliminate the need for FEM-3’s in our EcaFlo® equipment. The engineering designs for both the retro-fit of existing EcaFlo® devices in service and for the new EcaFlo® model platforms are being finalized. Some retrofit and replacement of in-service equipment has begun.

The development of the new electrolytic cell significantly improves the performance of our EcaFlo® line of ECA devices. Our supplier for these cells is an ISO

9000 certified U.S. manufacturer. The improved quality of the new cells is apparent in construction and performance has increased substantially. The design allows for more run-time and the volume of solutions produced is improved by a multiple of ten, yet the number of internal connections is reduced for a better mechanical design. We find that utilizing a U.S. supplier for this component of our EcaFlo® equipment alleviates previous concerns relative to using a Russian supplier of FEM-3’s.

Electrochemical activation (“ECA”) is the process of passing ordinary water or a diluted saline solution (0.01 – 1.0%) through a specially-designed electrolytic cell in order to modify its functional properties without adding reagents. EcaFlo® solutions (anolyte and catholyte) have the demonstrated ability to:

•	Destroy microorganisms such as botrytis fungus, salmonella, e-coli, listeria and anthrax spores;
•	Neutralize chemical agents such as Soman and VX;
•	Purify water; and
•	Clean and Degrease.

Our EcaFlo® technology division designs, markets, assembles and sells equipment that can produce two basic types of EcaFlo® solutions:

1)

Anolyte solutions are strong oxidizing solutions with a pH range of 3.5 – 8.5 and an Oxidation-Reduction Potential (ORP) of +600 to +1200 mV. Anolyte can potentially be used as a broad-spectrum germicidal agent to kill all types of microorganisms including viruses, fungi and bacteria.

2)	Catholyte solutions are anti-oxidizing, mild alkaline solutions with a pH range of 10.5 to 12.0 and ORP of –600 to –900 mV. Catholyte solutions can potentially be used as degreasers or detergents.

Based on extensive research, both anolyte and catholyte solutions:

•	Are environmentally friendly;
•	Are non-toxic to both humans and animals;
•	Do not require special handling;
•	Are powerful biocides;
•	Can be safely disposed of in sewage systems;
•	Are fast-acting;
•	Can be used in all stages of disinfection and cleaning;
•	At recommended concentrations, do not bleach surfaces or materials;
•	Can be applied in liquid, ice or aerosol (fog) form;
•	Are hypoallergenic;
•	Yield by-products that are non-toxic, environmentally friendly and leave no synthetic chemical residue;
•	Can be generated on-site, thus eliminating handling and storage of chemicals; and

•	Can be produced on-site from tap water and salt in required quantities and concentrations of active ingredients, pH and salinity (mineralization).

In addition, anolyte application, as a hard-surface disinfectant on a daily basis for more than ten years, demonstrated that microorganisms do not develop resistance against anolyte over time.

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

As a general overview, the essential oils extraction technology formerly held under this Division is associated with providing for an effective, low-cost extraction of high-value bioactive compounds and oils from plants and other sources. Extracting bioactive compounds is a rapidly growing global business. The applications developed using the Essential Oils extraction technologies are deemed by us to be superior in almost every respect to both steam distillation and solvent extraction, the world’s principal methods for producing such extracts. Solvent extraction, the current method of choice, is under increasing attack due to its reliance on solvents known to be toxic, carcinogenic, and/or flammable. The Essential Oils extraction technologies have none of these harmful and dangerous attributes.

Personnel

We currently employ 10 full-time, permanent employees, one special projects consultant, one scientific and ECA consultant, and one Department of Defense/biochemical specialist consultant. Our employees are engaged in management, marketing and sales, engineering, production and administrative services.

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

Consultants

United Capital Group, Inc. On January 29, 2007, we entered into a consulting agreement with United Capital Group, Inc., wherein United Capital agreed to provide the Company with services of an advisory or consultative nature to provide a plan for various investor and public relations services. The term of the agreement was for six months terminating on August 29, 2007. We agreed to compensate United Capital with 2,000,000 shares of our common stock with registration rights (issued on February 2, 2007).

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

CBG Advanced Studies, Inc. On September 7, 2007, we entered into a consulting agreement with CBG Advanced Studies, Inc. (“CBG”), wherein CBG agreed to assist the Company in developing appropriate and effective market penetration plans relative to the use of our EcaFlo® equipment and solutions within U.S. military and civilian decontamination market areas. The term of the agreement began on September 7, 2007 and will terminate on August 31, 2008. We agreed to compensate CBG with 30,000 shares of our restricted common stock on a quarterly basis, $2,000 per month for the first three (3) months, and pay for mutually agreement upon travel and expenses incurred in the performance of the agreement.

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

Gary J. Grieco. On August 1, 2007, we entered into a consulting agreement with Gary J. Grieco, wherein Mr. Grieco agreed to provide expertise in the matter of stock sales and market support for the Company. The term of the agreement began on July 1, 2007 and terminated on December 31, 2007. We agreed to compensate Mr. Grieco with $2,500 per month plus pay for travel and expenses incurred in the performance of the agreement.

Ten Associates, LLC. On March 3, 2008, we entered into a consulting agreement with Ten Associates, LLC (Tom Nelson), wherein Ten Associates agreed to provide the Company with investor relations services. The term of the agreement began on March 3, 2008 and will terminate in three months on June 3, 2008. We agreed to compensate Ten Associates with $3,000 per month for the three months.

Supply Agreement with Layne Christensen Company

On January 19, 2006, we entered into a supply agreement with Layne Christensen Company, wherein Layne agreed to purchase our products (certain water treatment equipment) for resale to its customers. The term of the agreement commenced on January 19, 2006 and terminated on December 31, 2007.

Sales Contract

On March 16, 2007, we executed a sales contract with Benchmark Energy Products, LP, wherein we agreed to sell and Benchmark agreed to purchase six (6) EcaFlo® Model C104 units for a total purchase price of $312,000. We received a deposit of $312,000 that was subsequently used for the purchase of shares of our stock. The $312,000 has since been paid in full.

Exclusive License and Distribution Agreement

On June 20, 2007, in connection with the Stock Acquisition Agreement with Benchmark, we entered into an Exclusive License and Distribution Agreement, wherein we granted the exclusive, worldwide right, license, and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in Oilfield Applications to Benchmark Energy Products. The agreement provides for special pricing of equipment to Benchmark and per-gallon technology fees, paid to IET on the EcaFlo® fluids sold by Benchmark, for a five-year period consistent with the license period.

Patents, Proprietary Rights and Licenses

We have filed a process patent for an industry-specific application of our EcaFlo® solutions, delivered by our EcaFlo® equipment, and will continue to develop other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also will rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to provide competitive advantages for our products in our markets and to develop new products.

We will continue to develop closer relationships with the supplier of our new electrolytic cells and pursue greater-volume capacities in concert with our supplier. In addition, we will continue to explore industry-partner relationships that will benefit specific market customers and IET. A national sales and marketing effort will be launched upon securing working capital to meet the needs (production increase) that such an advertising campaign will likely produce. We will further develop the provisional status of our process patent claims toward the goal of securing the most accurate and protective state of said patent, as well as finalizing the preparation and submitting additional intellectual property patents relative to our EcaFlo® equipment and solutions. Generally, our manufacturing facility requires some upfits, such as the addition of testing bays (to increase our ability to perform maximum levels of quality assurance prior to shipping equipment), additional lighting and climate control for a portion of the area. Plans have been developed to address these needs and IET will spend a small amount of money making the improvements that will afford us the opportunity to put more EcaFlo® equipment out the door to customers, hence increasing sales-generated income. We have obtained UL certification for NSF-61, and we have secured the UL electrical certification.

ITEM 1A.	RISK FACTORS

Risks Relating to an Investment in IET

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

As a result of our deficiency in working capital at December 31, 2007, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

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

Our stock is thinly-traded; as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

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

The industries we intend to compete in are characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products, some of which may be similar and/or competitive to our products. Furthermore, many companies are engaged in the development of water “purifying” products which may be similar and/or competitive to our products and technology. Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

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

We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. We are not currently seeking additional equity financing, which if sought or obtained may result in additional shares of our common stock being issued. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 21, 2007. Business conducted at the meeting included the following proposals:

1.

To approve the reincorporation by merger of IET into a newly-formed, wholly-owned Nevada subsidiary that would survive the merger. This merger was intended to change IET’s state of incorporation from Delaware to Nevada;

2.	To approve an amendment to IET’s governing documents to establish a classified Board of Directors with staggered terms;
3.

To elect a new Board of Directors for IET, to serve in staggered terms or until their successors have been elected and qualified (the nominations were for William E. Prince, E. Wayne Kinsey, III, David N. Harry, Marion C. Sofield, and Dr. Valgene Dunham);

4.	To reaffirm the appointment of Weaver & Martin, LLC as IET’s independent auditors for the next year.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on November 6, 2007, were entitled to vote. The number of outstanding shares at the time was 68,010,467 held by approximately 163 stockholders. The required quorum of stockholders was present at this meeting.

Votes to change the domicile of the Company from Delaware to Nevada:

Proposal 1	For	Against	Withheld or Broker Non-Votes

Change of Domicile	35,904,984	41,833	32,063,650

Votes to approve an amendment to the Company's governing documents to establish a classified Board of Directors with staggered terms:

Proposal 2	For	Against	Withheld or Broker Non-Votes

Approval of a Classified Board	35,514,674	432,143	32,063,650

Votes on the election of a new director were as follows:

Director	For	Against	Withheld or Broker Non-Votes

William E. Prince	49,426,701	0	18,583,766
E. Wayne Kinsey III	49,397,344	0	18,613,123
David N. Harry	49,397,314	0	18,613,153
Marion C. Sofield	49,404,264	0	18,606,203
Dr. Valgene Dunham	49,445,394	0	18,565,073

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our Common Stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “IEVM”. We have been eligible to participate in the OTC Bulletin Board since July 19, 2000 under the trading symbol “NTUH”. On June 4, 2004, our trading symbol changed in conjunction with our name change. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2007		2006
	High	Low	High	Low
1st Quarter	0.12	0.055	0.205	0.081
2nd Quarter	0.16	0.075	0.161	0.095
3rd Quarter	0.3	0.111	0.135	0.085
4th Quarter	0.165	0.025	0.095	0.36

Holders of Common Stock

As of March 24, 2008, we had approximately 152 stockholders of record of the 68,070,467 shares outstanding. The closing bid stock price on March 24, 2007 was $0.08.

Dividends

The Board of Directors has not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

The following description applies to the stock option plan which we adopted in July of 2002; As of December 31, 2007, 1,075,000 options have been granted under this plan.

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

Consultant and Employee Stock Compensation Plan

Effective August 27, 2003, we adopted a Consultant and Employee Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 2,500,000 shares. As of December 31, 2007, 2,398,000 shares have been granted under this plan.

Consultant and Employee Stock Compensation Plan

Effective January 21, 2004, we adopted another Consultant and Employee Stock Compensation Plan. The maximum number of shares initially available pursuant to the plan was 500,000 shares. On December 27, 2004, we amended the compensation plan to make available an additional 4,000,000 shares of common stock. As of December 31, 2007, 3,855,684 shares have been granted under this plan.

Equity Compensation Plans Information

We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information as of December 31, 2007 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	0	$0.116	1,171,316 (1)

Total	0	$0.116	1,171,316
(1)	Includes 925,000 options from the 2002 plan, 102,000 shares from the 2003 plan and 144,316 shares from the 2004 plan, available for issuance.

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

Subsequent Issuances

On March 14, 2008, we issued 60,000 shares of our restricted common stock to Gerald H. Turley pursuant to his consulting agreement dated September 7, 2007. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. has evolved from a development-stage company to an income-generating original equipment manufacturing company. We have focused our attentions on several critical issues:

•	Raising equity capital;
•	Developing our ability to construct EcaFlo® equipment;
•	Developing and enhancing our testing protocol with Coastal Carolina University, Clemson University, and independent laboratories;
•	Developing a relationship and entering into an agreement with Benchmark;
•	Researching market application areas and identifying and establishing distributorship agreements;
•	Continuing to maintain a relationship with Clemson University for research assistance on the agricultural side of the EcaFlo® applications; and
•	Furthering the process of building a brand identity and sales track record through the appearance at various trade and professional shows and conferences.

We have incurred losses since inception. For the year ended December 31, 2007, we had a net loss of $1,950,182 as compared to a net loss of $1,610,310 for the year ended December 31, 2006. Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share. The purchase price will be paid in seven (7) installments over a period of 30 months. As of the date of this filing, three installments ($1,000,000) have been paid.

In connection with the Stock Acquisition Agreement, we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solution for use in Oilfield Applications to Benchmark.

Results of Operations for the Fiscal Year Ended December 31, 2007 and 2006

The following table summarizes selected items from the statement of operations at December 31, 2007 compared to December 31, 2006.

SALES AND COST OF GOODS SOLD:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Sales	$ 411,179	$434,304	$ (23,125)	(5%)

Cost of Goods Sold	164,897	233,389	(68,492)	(29%)

Gross Profit	246,282	200,915	45,367	23%

Gross Profit Percentage of Sales	60%	46%	--	30%

Sales

Our sales for the fiscal year ended December 31, 2007 were $411,179 compared to sales of $434,304 in the fiscal year ended December 31, 2006. This resulted in a decrease in sales of $23,125, or 5%, from the same period a year ago. We believe that our products are gaining recognition in the marketplace which will result in increased sales. Oilfield efforts have shifted because of our agreement with Benchmark. New markets are being developed by Benchmark, and oilfield industry sales should increase in future quarters as a result.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the fiscal year ended December 31, 2007 was $164,897, a decrease of $68,492, or 29% from $233,389 for the fiscal year ended December 31, 2006. The decrease in our cost of goods sold is as a result of a slight decrease in sales, completion of our FEM-cell replacement program, and experiencing some economies of scale relative to our inventory purchases. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. Gross profit margins increased by 30% from the prior fiscal year because of the product mix of our sales and our continuous effort to become more cost-efficient.

EXPENSES:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Expenses:
Professional and administrative fees	$581,948	$553,029	$28,919	5%
Salary	748,911	619,068	129,843	21%
Depreciation and amortization	2,280	65,415	(63,135)	(97%)
Office and miscellaneous	485,461	537,597	(52,136)	(10%)

Total operating expenses	$1,818,600	$1,775,109	$43,491	2%

Loss from operations	(1,572,318)	(1,574,194)	(1,876)	--

Other (income) expense:
Interest income	-	3,660	(3,660)	--
Interest expense	(377,864)	(39,596)	338,268	854%
Total other expense	(377,864)	(35,936)	341,928	951%

Net loss	$(1,950,182)	$(1,610,130)	$340,052	21%

Professional and Administrative Fees

Professional and administrative fees for the fiscal year ended December 31, 2007 were $581,948, an increase of $28,919, or 5%, from $553,029 for the fiscal year ended December 31, 2006. The increase in professional and administrative fees was the result of reducing costs associated with outside professional services and consultants. Whenever possible, we are trying to reduce outside consultants but we will still need some assistance as we do not have sufficient in-house expertise for some areas of our business.

Salary Expenses

Salary expenses for the fiscal year ended December 31, 2007 was $748,911, an increase of $129,843, or 21%, from $619,068 for the fiscal year ended December 31, 2006. The increase in salary expenses was the result of salary increases, and increased employee benefits. We expect salary expenses to increase in the future as the Company grows and as sales volume increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the fiscal year ended December 31, 2007 was $2,280, a decrease of $63,135, or 97%, from $65,415 for the fiscal year ended December 31, 2006. Depreciation and amortization expenses decreased because we sold our building in 2006.

Office and Miscellaneous

Office and miscellaneous expenses for the fiscal year ended December 31, 2007 was $485,461, a decrease of $52,136, from $537,597 for the fiscal year ended December 31, 2006. The decrease in office and miscellaneous was as a result of having well-stocked our office and the lack of need for one-time equipment purchases during this period of time.

Loss from Operations

The loss from operations for the fiscal year ended December 31, 2007 was $1,572,318, versus a loss from operations of $1,574,194 for the fiscal year ended December 31, 2006, a change in loss from operations of $1,874. The decrease in the loss from operations in 2007 was the result of decreases in depreciation and amortization and office and miscellaneous expenses.

Interest Expense

Interest expense for the fiscal year ended December 31, 2007 were $377,864 as compared to $39,596 for the same period in 2006. Our interest expense in 2007 was high because of temporary high interest working capital loans and the beneficial conversion and interest accretion resulting from the sale of our convertible notes.

Net Loss

Our net loss for the fiscal year ended December 31, 2007 was $1,950,182, an increase of $340,052, or 21%, from $1,610,130 for the fiscal year ended December 31, 2006. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (“ECA”), which is the center point of our EcaFlo® technology. Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, and on obtaining regulatory certifications and approvals for specific applications.

Our direct attention continues to be focused on providing our EcaFlo® devices to the markets at-hand: the oil and gas industry, food safety and agricultural applications, storm-water treatment, wastewater treatment, and other hard surface sanitation opportunities.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2007 compared to December 31, 2006.

	December 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$437,094	$ 253,351	$183,743	73%

Current Liabilities	$286,491	$ 623,721	$(337,230)	(54%)

Working Capital (deficit)	$150,603	$ (370,370)	$520,973	--

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products; however, if we do not generate sufficient sales revenues, we will continue to finance our operations through equity and/or debt financings with traditional financial or industry “partners.”

As of December 31, 2007, we continue to use equity sales and debt financing to provide the capital we need to run the business. In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans. On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc. The contract provides for an equity investment of $3,500,000 over a period of 30 months and for technology fees, paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry. As of the date of this filing we have received $1,000,000 of the $3,500,000 equity investment.

Financing. The Company had a line of credit from Crescent Bank in the amount of $50,250 with interest at prime plus 1%. The bank required that the Company maintain a balance in a restricted account totaling $50,000. On May 17, 2007, the line of credit was paid off and closed.

On June 30, 2006, the Company borrowed $17,500 from Gary Grieco at an interest rate of 6%. On September 29, 2006, the principal balance together with accrued interest was paid in full.

The Company borrowed $50,000 from Defense Technology Systems, Inc. (“DTS”) on August 15, 2006. This note was to mature on September 30, 2006 with

$5,000 interest due at that date and interest at 10% thereafter. However, repeated attempts to contact DTS regarding repayment have been unsuccessful and the loan remains unpaid.

On August 17, 2006, the Company received an unsecured loan of $25,000 from Robert Lucas, at an interest rate of 18% per annum. The note is currently in default. Pursuant to the note agreement, the Company agreed to issue 100,000 shares of common stock as a loan fee. On April 3, 2007, the shares were issued. As of December 31, 2007, we have paid interest of $2,545, and the remaining principal balance of the note is $23,300.

The Company borrowed $50,000 from Michael Burstein on an unsecured 14-day note on September 27, 2006. On November 17, 2006, the Company issued 510,590 restricted shares of common stock as a penalty for default on the loan. On November 2, 2007, the Company paid $70,000 as payment in full on the principal loan amount and interest.

On October 1, 2006, the Company borrowed $25,000 from Red River Capital on an unsecured note. Repeated attempts to contact Red River Capital regarding repayment have been unsuccessful and the loan remains unpaid.

On December 21, 2006, the Company borrowed $75,000 from DaVinci-Franklin-Fund I, LLC. We agreed to repay the principal amount plus interest of $5,000 per month by March 21, 2007. We also agreed to issue 2,500,000 shares of our restricted common stock to DaVinci as collateral (issued on July 12, 2007). Pursuant to the note agreement, the Company issued 250,000 shares of common stock on April 3, 2007 as liquidated damages for the failure to repay the loan within 90 days. On August 22, 2007, the note was paid in full and on August 28, 2007, the 2,500,000 collateral shares were cancelled.

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

The Company borrowed $40,000 on January 31, 2007 from Sherri Hotton at an interest rate of 12%. On July 12, 2007, the Company issued 1,070,900 shares of common stock as payment in full for the principal and accrued interest.

On February 7, 2007, the Company borrowed $10,000 from Gary Grieco at an interest rate of 18%. The note was repaid on April 30, 2007.

On February 26, 2007 and March 5, 2007, the Company borrowed a total of $2,200 from William Prince, CEO, at an interest rate of 18%, due March 27, 2007. This loan was repaid in full on May 23, 2007. Interest and fees were waived by Mr. Prince.

The Company borrowed $40,000 on March 12, 2007 from 3GC, Ltd. at an interest rate of 30%, due April 12, 2007. A penalty of 200,000 shares was owed if the loan was not repaid. The Company issued 800,000 shares of common stock to be held by a third party to secure a loan 3GC owed to an unaffiliated third party as collateral. This loan was repaid on April 20, 2007. A stop order was placed on the collateral shares, and they will be cancelled when they are returned; however, there is currently a dispute with the person who was issued the shares as to the validity of issuance and the return of the shares.

On January 18, 2008, we entered into a loan agreement with Marion C. Sofield, our Vice President of Operations, for the principal amount of $16,000. Pursuant to the loan agreement, we promised to pay to the order of Ms. Sofield the principal amount of $16,000 plus a flat interest of $1,000. The loan and interest were repaid on January 25, 2008.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2007, our cash balance was $72,334. Our plan for satisfying our cash requirements for the next twelve months is primarily from our agreement with Benchmark, through additional sales of our common stock, third-party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We are continuing to work together with Coastal Carolina University and Clemson University, as well as other universities associated with several of our customers’ specific research requirements, to develop a more comprehensive approach to documenting test results that pertain to the use of EcaFlo® solutions in a plethora of applications.

Further research and development efforts will be implemented with our strategic university partners, going concerns within the oil and gas and food safety industries, and with nationally-accredited research labs. We view research and development as an integral portion of our product development plan and will use the measurable outcomes from research projects as catalysts for market development. The results of this research guide us in determining what to further implement into our EcaFlo® equipment designs.

Significant changes in the number of employees.

We currently employ 10 full-time, permanent employees. These employees are engaged in management, marketing and sales, engineering, production and administrative services. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

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

Off-Balance Sheet Arrangements.

As of December 31, 2007, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. During the years ended December 31, 2007 and 2006, we had three customers, which represented 52%, 11%, and 7% and 35%, 16%, and 14% of sales, respectively. We continually evaluate the creditworthiness of its customers and typically requires a deposit of 40% - 50% of the total purchase price with each EcaFlo® equipment order.

We evaluate the collectibility of accounts receivable regularly and it is their policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations. As of December 31, 2007 and 2006, there was no reserve for bad debts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9a (T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, William E. Prince, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Prince concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a- l5(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Weaver & Martin, LLC, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Since the Annual Stockholder's Meeting on December 21, 2007, we have a classified Board of Directors. The Board of Directors currently consists of five (5) directors: two Class I directors who will hold office for a three-year term, two Class II directors who will hold office for a two-year term, and one Class III director who will hold office for a one-year term.

The officers serve at the pleasure of the Board of Directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term	Class

William E. Prince	57	President, CEO, Chairman, Treasurer	Since 2003	Class I
Marion Sofield	46	Secretary, Director	Since 2004	Class II
Dr. Valgene L. Dunham	65	Director	Since 2004	Class III
E. Wayne Kinsey, III	56	Director	Since June 21, 2007	Class I
David N. Harry	50	Director	Since June 21, 2007	Class II

Duties, Responsibilities and Experience

William E. Prince has served as Chairman of the Board, Chief Executive Officer, and a Director of the Company since August 27, 2003. Presently, Mr. Prince is also the President of I.E.T., Inc. Mr. Prince served as Executive Director of the Albemarle Economic Development Commission from 1999 to August 2003. Mr. Prince was Branch and Regional Manager of Law/Gibb Group, an employee-owned international environmental engineering consulting firm, from 1996 to 1999. Mr. Prince was Vice President and Branch Manager for Froehling & Robertson, a family-owned environmental consulting firm from 1994 to 1996. From 1990 to 1994, Mr. Prince served as Vice President for Business Development and was a principal and owner with Ragsdale Consultants, Inc., and DSA Design Group, both privately-held engineering and environmental consulting firms. From 1979 to 1990, Mr. Prince held various management positions with Law Engineering and Environmental Services, an employee-owned international consulting firm. Primary responsibilities were new ventures and company growth.

Marion Sofield has served as Secretary of the Company since April 23, 2004 and has served as a Director of the Company since August 5, 2004. Presently, Ms. Sofield is also Vice President of Operations for I.E.T., Inc. Formerly the Executive Director of Matrix Technology Alliance, Inc. (2003-2004), Ms. Sofield joined our staff to develop and implement operating systems and production capabilities that have moved the Company into a production mode. That responsibility continues as we now move into mass production mode. Ms. Sofield has eight years of experience, from 1993-2002, in economic development management and has owned and operated two successful businesses of her own. From 1983 through 1987, Ms. Sofield served as a Corporate Secretary/Treasurer for Lord-Wood, Larsen Associates, Inc., a civil engineering firm formerly located in West Hartford, Connecticut. Ms. Sofield, a 1983 graduate of Radford University, was honored in Washington, D.C. as the 2003 Business Person of the Year by the United States of America’s Business Advisory Council.

Dr. Valgene L. Dunham has served as a Director of the Company since January 19, 2004. Dr. Dunham recently retired from the position of Vice President for Grants, Contract Administration and Research Planning for Coastal Carolina University in South Carolina, and continues to serve as a liaison between Coastal Carolina University and IET on research programs. In the fall semester of 2002, Dr. Dunham served as the Special Assistant to the President of Coastal Carolina University. In the summer of 2002, Dr. Dunham served as Interim Provost of Coastal Carolina University. From 1995 through 2002, Dr. Dunham served as Dean of the College of Natural & Applied Sciences of Coastal Carolina University. In 1969, Dr. Dunham received his Ph.D. in Botany from Syracuse University in New York. In 1965, Dr. Dunham received his Masters in General Science from Syracuse University in New York.

E. Wayne Kinsey, III has served as a Director of the Company since June 21, 2007. Since 1981, Mr. Kinsey has served as President and CEO of Benchmark Performance Group, Inc. He began his career in the oilfield pumping services industry in 1975 as an equipment operator in Seagraves, Texas. By 1981, Mr. Kinsey had become Distribution Manager for Benchmark’s materials procurement, specialty blending and transportation and distribution facility in Odessa, Texas. More importantly, he had concluded by 1981 that running a successful chemicals management and supply organization - especially one serving the demanding oil and gas service industry - required much more than just an inventory of chemicals. Thus, Chemical Blending Services, Inc. was born. In the ensuing 25 years, Benchmark has grown under Mr. Kinsey's leadership from a simple “service first” chemical supplier into one of the world’s foremost developers and manufacturers of industrial and specialty chemicals, with an emphasis on chemical products and chemical solutions for the oil well pressure pumping service industry. One thing has remained constant however - a determination and commitment to provide the customer with a level of service and technical support it can find from no other chemical supplier. In 2004, Mr. Kinsey was appointed to the Board of Directors of the Texas Enterprise Fund by Texas Speaker of the House Tom Craddick. In 1993, Mr. Kinsey worked in support of the founding of the Hillcrest School (for children with learning differences) in Midland, Texas, and he served for several years as a member of the School's Board of Directors. In 1997, Mr. Kinsey was appointed by then Governor George W. Bush to the Continuing Advisory Committee for Special Education. In 2001, he was appointed to the Advisory Board of Directors of Houston Achievement Place. A number of the patents held by Benchmark bear Mr. Kinsey’s name as an inventor.

David N. Harry has served as a Director of the Company since June 21, 2007. Mr. Harry is the Executive Vice President and Chief Technical Officer of Benchmark. He received his BS and MS from Stephen F. Austin State University and conducted work toward his doctoral in limnology and hydrology at Texas A&M University. Mr. Harry began his career as an analytical chemist in 1977. After spending two years in testing laboratories, Mr. Harry joined a major oilfield pressure pumping services company, where he served between 1979 and 1982 as a field chemist, District Engineer and then Regional Sales Engineer. After another two years as Technical Manager for an independent pressure pumping services company, Mr. Harry joined Benchmark in 1984 to assist it with its growing dry and liquid chemical blending business. Mr. Harry has been Benchmark's Chief Technical Officer since 1990, and directs all of Benchmark’s quality control, technical support and product development activities. Under his technical leadership, over 35 patents have been issued to Benchmark, nine of which bear his name as inventor. Mr. Harry is a member of the Society of Petroleum Engineers and the American Society of Quality Control.

Election of Directors and Officers.

Directors are elected to serve under a classified board: Class I directors serve 3 years, Class II directors serve two years and Class III directors serve one year. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in their filings.

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

Our decision to not adopt such a code of ethics results from our having only two officers and five directors operating as the management for the Company. We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2007, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address: 4235 Commerce Street, Little River, South Carolina 29566.

ITEM 11.	EXECUTIVE COMPENSATION

Overview of Compensation Program

The Board of Director’s (the “Board”) has responsibility for establishing, implementing and continually monitoring adherence with IET's compensation philosophy. The Board ensures that the total compensation paid to the Executives is fair, reasonable and competitive. We do not currently have a Compensation Committee.

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by IET, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of IET and only having two executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends on establishing a Compensation Committee to evaluate both performance and compensation to ensure that IET maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by IET to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of IET. Decisions regarding the non-equity compensation of other executive officers are made by the Board.

Setting Executive Compensation

Based on the foregoing objectives, the Board has structured IET's annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by IET and reward the executives for achieving such goals.

2007 Executive Compensation Components

For the fiscal year ended December 31, 2007, IET continued to have two executive officers, whose contracts were amended on May 30, 2007. We amended our chief executive officer's, William E. Prince, employment agreement to increase his annual salary from $74,400 to $130,000 and extended the termination date from December 31, 2009 to March 30, 2012. We also amended our executive vice president's, Marion C. Sofield, employment agreement o increase her annual salary from $72,000 to $110,000 and extended the termination date from December 31, 2009 to March 30, 2012.

No other actions too place in 2007 relative to Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by our executive officer William E. Prince for the last three fiscal years ended December 31, 2007, 2006 and 2005 and the total compensation paid or earned by our executive vice president of operations Marion C. Sofield for the last fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
William E. Prince,
CEO/President/ Director	2007	$115,267	-0-	-0-	$54,287	-0-	-0-	-0-	$169,554.00
	2006	$74,400	-0-	$8,400	-0-	-0-	-0-	$12,417.81	$95,217.81
	2005	$74,400	-0-	-0-	-0-	-0-	-0-	-0-	$74,400.00

Marion C. Sofield,
Executive Vice President/Secretary/ Director	2007	$92,964	-0-	-0-	$27,144	-0-	-0-	-0-	$120,108

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

Option Grants in Last Fiscal Year

During the year ended December 31, 2007, we granted the following options to our officers and directors:

(i)	500,000 options to our chief executive officer and a director, William E. Prince,
(ii)	250,000 options to our secretary and a director, Marion C. Sofield,
(iii)	25,000 options to our director, Dr. Valgene Dunham, and
(iv)	25,000 options to our former director, James C. Pate.

Director Compensation

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock. No compensation was paid to the board of directors during the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 24, 2008 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 68,070,467 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 24, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
William E. Prince, President & Director 4235 Commerce St. Little River, SC 29566	1,212,500 (3)	2%
Marion C. Sofield, Vice President, Secretary & Director 4235 Commerce Street Little River, SC 29566	612,500 (4)	1%

James C. Pate, Director 4235 Commerce Street Little River, SC 29566	32,500 (5)	--
Dr. Valgene L. Dunham, Director 4235 Commerce Street Little River, SC 29566	40,000 (5)	--
E. Wayne Kinsey III, Director (6) 4235 Commerce Street Little River, SC 29566	10,000,000	15%
David N. Harry, Director 4235 Commerce Street Little River, SC 29566	0	--
All Directors & Officers as a Group	11,897,500	18%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	Includes 500,000 options to purchase shares of our common stock at $0.12 per share (expire on December 31, 2011).
(4)	Includes 250,000 options to purchase shares of our common stock at $0.12 per share (expire on December 31, 2011).
(5)	Includes 25,000 options to purchase shares of our common stock at $0.11 per share (expire on December 31, 2011).
(6)	Benchmark Performance, Inc. was issued 10,000,000 shares of common stock pursuant to a Stock Acquisition Agreement dated June 20, 2007. Mr. Kinsey is the President and CEO of Benchmark.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share, which will be paid in seven (7) installments. Of the 35,000,000 shares of common stock, 5,000,000 were issued on June 27, 2007, and 5,000,000 on November 2, 2007. In connection with the Stock Acquisition Agreement we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solution for use in Oilfield Applications to Benchmark. E. Wayne Kinsey, III, a current Director of the Company, is the President and CEO of Benchmark and David N. Harry, a current Director of the Company, is Executive Vice President and Chief Technical Officer of Benchmark.

Director Independence

The Board of Directors has not made the determination if any of its Directors are considered independent directors in accordance with the director independence standards of the American Stock Exchange. Therefore, as of the date of this filing, each director should be considered as non-independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $34,150 and $38,375, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Weaver & Martin LLC for professional services rendered for audit related fees for fiscal years 2007 and 2006 were $0 and $0.

(3) TAX FEES

The aggregate fee to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal year 2007 was $7,650 and for fiscal year 2006 was $7,650, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2007 and 2006 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Consolidated Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(b)	1/25/02

2(c)	Agreement and Plan of Merger and Reincorporation		8-K		2(c)	3/10/08

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999		10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999		10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000		10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.		10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004		10-QSB	3/31/04	3(i)	5/14/04

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001		8-K		3(i)(g)	1/25/02

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd. – Dated January 11, 2008		8-K		3(i)(h)	3/10/08

3(i)(i)	Articles of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 15, 2008 (Nevada)		8-K		3(i)(j)	3/10/08

3(i)(j)	Certificate of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 18, 2008 (Delaware)		8-K		3(i)(j)	3/10/08

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001		8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001	10-KSB	1/31/02	3(ii)(f)	4/30/02

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation – Dated January 11, 2008	8-K		3(ii)(c)	3/10/08

10.1	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003	10-QSB	9/30/03	10.8	11/19/03

10.2	Supply Agreement – Dated September 4, 2003	10-QSB	9/30/03	10.9	11/19/03

10.3	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003	10-QSB	9/30/03	10.10	11/19/03

10.4	Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003	8-K		10.2	1/08/04

10.5	Contract of Sale – JMW Investments – Dated January 2, 2004	8-K		10.1	3/1/04

10.6	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004	S-8		10.3	1/22/04

10.7	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004	10-QSB	6/30/04	10	8/23/04

10.8	Amendment to License and Supply Agreement with Electro-Chemical Technologies	10-QSB	9/30/04	10	11/12/04

10.9	Consulting Agreement of Joseph Schmidt, dated November 18, 2004.	8-K		10.1	1/07/05

10.10	Letter Amending Joseph Schmidt’s Consulting Agreement.	8-K		10.2	1/07/05

10.11	Consulting Agreement of XXR Consulting, Inc., dated December 8, 2004.	8-K		10.3	1/07/05

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.	8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005	8-K		10.5	1/07/05

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005	10-KSB	12/31/04	10.6	3/30/05

10.15	Employment Agreement of Steve Johnson – Dated February 10, 2005	10-KSB	12/31/04	10.7	3/30/05

10.16	DaVinci-Franklin Fund I, LLC – Dated April 1, 2005	8-K		10.1	4/13/05

10.17	Agreement with Red River Capital Partners dated June 14, 2006	10-QSB	6/30/06	10	8/14/06

10.18	Stock Acquisition Agreement dated June 20, 2007	8-K		10.1	8/21/07

10.19	Exclusive License and Distribution Agreement dated June 20, 2007		8-K	10.2	8/21/07

10.20	Registration Rights Agreement dated June 21, 2007		8-K	10.3	8/21/07

16	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002		8-K	16	4/26/02

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

By: /s/William E. Prince

William E. Prince, President

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/William E. Prince	President, CEO, Chairman,	March 28, 2008
William E. Prince	Chief Accounting Officer

/s/Marion C. Sofield	Vice President of Operations,	March 28, 2008
Marion C. Sofield	Secretary, Director

/s/E. Wayne Kinsey III	Director	March 28, 2008
E. Wayne Kinsey III

/s/David N. Harry	Director	March 28, 2008
David N. Harry

/s/Dr. Valgene Dunham	Director	March 28, 2008
Dr. Valgene Dunham

Integrated Environmental Technologies, Ltd.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary (IET) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period December 31, 2007. These financial statements are the responsibility of IET’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

/S/Weaver & Martin LLC

Weaver & Martin LLC

Kansas City, Missouri

March 31, 2008

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current Assets:
Cash	$ 72,334	$ 22,187
Cash, restricted	-	50,000
Accounts receivable	49,184	4,282
Inventory	309,634	170,940
Deposits and prepaid expenses	5,942	5,942

Total current assets	437,094	253,351

Equipment	13,045	13,045
Accumulated depreciation	(8,552)	(6,272)

Total building and equipment	4,493	6,773

	$ 441,587	$ 260,124
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$ 91,817	$ 175,158
Accrued expenses	96,374	173,780
Notes payable	98,300	274,783

Total current liabilities	286,491	623,721

Convertible notes	288,306	38,510

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 68,010,467 and 47,142,383 shares issued
and outstanding at 12/31/07 and 12/31/06	68,010	47,142
Stock not issued, 120,000 and 268,000 shares
at 12/31/07 and 12/31/06	120	268
Paid-in capital	6,801,733	4,584,956
Unamortized cost of stock & warrants issued for consulting	(18,418)	-
Retained earnings (deficit)	(6,984,655)	(5,034,473)

Total shareholders' equity (deficit)	(133,210)	(402,107)

Total liabilities and shareholders' equity (deficit)	$ 441,587	$ 260,124

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Operations

	Year Ended December 31,
	2007	2006
Sales	$ 411,179	$ 434,304
Cost of sales	164,897	233,389

Gross profit	246,282	200,915

Professional and administrative fees	581,948	553,029
Salary	748,911	619,068
Depreciation and amortization	2,280	65,415
Office & miscellaneous expense	485,461	537,597

	1,818,600	1,775,109

Loss from operations	(1,572,318)	(1,574,194)

Other income (expense):
Interest income	-	3,660
Interest expense	(377,864)	(39,596)

	(377,864)	(35,936)

Net loss	$ (1,950,182)	$ (1,610,130)

Net loss per share basic and diluted	$ (0.03)	$ (0.04)

Weighted average shares outstanding	57,452,604	39,849,757

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Stockholders’ Equity

				Stock
				Bought or	Unamortized	Retained	Total
	Common stock		Paid In	Earned Not	Consulting	Earnings	Shareholders'
	Shares	Amount	Capital	Issued	Cost	(Deficit)	Deficit
Balance December 31, 2005	35,197,793	$ 35,198	$ 3,760,984	$ -	$ (49,096)	$ (3,424,343)	322,743

Stock sold	10,350,000	10,350	565,650	-	-	-	576,000
Stock for employee services	544,000	544	83,448	168	-	-	84,160
Warrants issued with convertible notes	-	-	22,300	-	-	-	22,300
Convertible note converted into stock	540,000	540	39,960	-	-	-	40,500
Stock issued for a loan or interest costs	510,590	510	112,614	100	-	-	113,224
Amortization of consulting cost	-	-	-	-	49,096	-	49,096
Net loss	-	-	-	-	-	(1,610,130)	(1,610,130)
Balance December 31, 2006	47,142,383	47,142	4,584,956	268	-	(5,034,473)	(402,107)

Stock previously authorized and now issued	268,000	268	(404)	(268)	-	-	(404)
Stock sold	12,236,000	12,236	1,227,313	-	-	-	1,239,548
Warrants exercised	2,350,000	2,350	291,400	-	-	-	293,750
Stock for services	2,782,684	2,783	196,565	120	(18,418)	-	181,050
Warrants and options issued for services	-	-	242,494	-	-	-	242,494
Convertible note converted into stock	1,608,400	1,608	68,103	-	-	-	69,711
Stock issued for a loan or interest costs	1,050,000	1,050	54,750	-	-	-	55,800
Stock issued for accrued expenses	573,000	573	56,727	-	-	-	57,300
Beneficial conversion feature	-	-	79,830	-	-	-	79,830
Net loss	-	-	-	-	-	(1,950,182)	(1,950,182)
Balance December 31, 2007	68,010,467	$ 68,010	$ 6,801,733	$ 120	$ (18,418)	$ (6,984,655)	$ (133,210)

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (1,950,182)	$ (1,610,130)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,280	6,093
Accretion of interest on convertible notes	116,569	10,810
Stock issued for loan or interest costs	60,511	6,000
Stock, options, warrants, and convertible notes issued for services	466,723	245,495
Termination of license agreement	-	59,322
Beneficial conversion	79,830	-
Changes in operating assets and liabilities:
Cash, restricted	50,000	-
Accounts receivable	(44,902)	(3,236)
Inventory	(138,694)	(14,401)
Deposits and prepaid expenses	-	109,430
Accounts payable	(60,859)	103,406
Accrued expenses	(77,406)	136,021

Cash used in operating activities	(1,496,130)	(951,190)

Cash flows from financing activities:
Proceeds from notes payable	85,000	224,507
Payments on notes payable	(196,483)	-
Proceeds from the exercising of warrants	293,750	22,300
Proceeds from the sale of convertible notes	124,461	27,700
Proceeds from the sale of common stock and warrants	1,239,549	576,000

Cash provided by financing activities	1,546,277	850,507

Decrease in cash	50,147	(100,683)

Cash beginning of period	22,187	122,870

Cash end of period	$ 72,334	$ 22,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 80,556	$ 14,925
Cash paid for income taxes	-	-

Non-cash financing activities:

Stock and warrants issued for services	$ 507,623	$ 200,655
Notes converted to stock	$ 125,711	$ -

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Description of Business

All of our current operations are conducted through I.E.T., Inc. (IET), a wholly owned subsidiary. I.E.T., Inc. currently designs, manufactures, and sells EcaFlo® equipment, which utilizes the Electro-Chemical Activation (ECA) process to generate environmentally responsible EcaFlo® solutions – anolyte and catholyte – for use in managing and controlling bacteria, fungi, viruses and other unwanted microorganisms in an effective and economically beneficial manner over a variety of commercial and industrial applications.

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiary after elimination of intercompany transactions.

Accounting Estimates

The preparation of these consolidated financial statements requires the use of estimates by management in determining assets, liabilities, revenue, and expenses and related disclosures. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, and notes payable. The fair value of these instruments approximates their carrying value.

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. During the years ended December 31, 2007 and 2006, we had three customers, which represented 52%, 11%, and 7% and 35%, 16% and 14% of sales, respectively. We continually evaluate the creditworthiness of our customers and typically requires a deposit of 40% – 50% of the total purchase price with each EcaFlo® equipment order.

We evaluate the collectibility of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer’s ability to meet their financial obligations. As of December 31, 2007 and 2006, there was no reserve for bad debts.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

For purposes of the statements of cash flows, we define cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method. The inventory at December 31, 2007 and 2006 consisted of materials.

Property and Equipment

Property and equipment consisting of improvements, machinery, equipment, computers, furniture, and fixtures are recorded at cost, and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Machinery and equipment	5-7 years
Vehicles	5 years
Furniture and fixtures	5 years
Computers	3-5 years

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets at each balance sheet date to determine if any impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Potential impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to our cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or upon delivery based on contractual terms.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rated in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts management considers more likely than not of realization in future periods.

Loss Per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on December 31, 2007 and 2006.

Research and Development Costs

Research and development costs relating to both future and current products are charged to expense as incurred. These costs aggregated approximately $- and $1,066 in 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Recent Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon obtaining additional sources of capital or borrowings until we are able to attain future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

	Year Ended December 31,
	2007	2006
Line of credit - Crescent Bank	$ --	$ 50,275
DaVinci-Franklin Fund I, LLC Note	--	75,000
Defense Technology Systems Note	50,000	50,000
Red River Capital Note	25,000	25,000
Notes payable to individuals	23,300	74,508
	$ 98,300	$ 274,783

We had a line of credit from Crescent Bank in the amount of $50,250 with interest at prime plus 1%. The bank required that we maintain a balance in a restricted account totaling $50,000. On May 17, 2007, the line of credit was paid off and closed.

On December 22, 2006, we borrowed $75,000 from DaVinci-Franklin-Fund I, LLC at an annual interest rate of 80%. Pursuant to the note agreement, we issued 250,000 shares of common stock on April 3, 2007 as liquidated damages for the failure to repay the loan within 90 days. On August 22, 2007, the note was paid in full.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

We borrowed $50,000 from Defense Technology Systems, Inc. (“DTS”) on August 15, 2006. This note was to mature on September 30, 2006 with $5,000 interest due at that date and interest at 10% thereafter. However, repeated attempts to contact DTS regarding repayment have been unsuccessful and the loan remains unpaid.

On October 1, 2006, we borrowed $25,000 from Red River Capital on an unsecured note. Repeated attempts to contact Red River Capital regarding repayment have been unsuccessful and the loan remains unpaid.

We borrowed $40,000 on January 31, 2007 from an individual at an interest rate of 12%. There was a dispute over the timing of the attempted repayment of this loan. On July 12, 2007, we issued 1,070,900 shares of common stock as payment in full for the principal and accrued interest.

On January 23, 2007, we borrowed $25,000 from an individual at an interest rate of 12%, due on February 6, 2007. On July 5, 2007, we issued 537,500 shares of common stock at a conversion rate of $.05 per share, as payment in full on the principal, and accrued interest.

We borrowed $50,000 from an individual on an unsecured 14-day note on September 27, 2006. On November 17, 2006, we issued 510,590 restricted shares of common stock as a penalty for default on the loan. Interest on the loan was $20,000. On November 2, 2007, we paid $70,000 as payment in full on the principal loan amount and interest.

On August 17, 2006, we borrowed $25,000 from an individual, which, accrued interest at a rate of 18% per annum and is unsecured. The note is currently in default. Pursuant to the note agreement, we agreed to issue 100,000 shares of common stock as a loan fee. On April 3, 2007, the shares were issued and interest expense was recorded in the amount of $6,000. The remaining principal balance of the note was $23,300 and $24,508 as of December 31, 2007 and 2006, respectively.

On June 30, 2006, we borrowed $17,500 from an individual at an interest rate of 6%. On September 29, 2006, the principal balance together with accrued interest was paid in full.

NOTE 4 - CONVERTIBLE NOTES

In 2007, we sold 702 units consisting of 10% Convertible Debentures (conversion price of $0.40 per share, convertible until January 2, 2009), 2,106,000 shares of common stock and 1,404,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) for a total purchase price of $351,000. We allocated the proceeds from the units between the convertible note, common stock and warrants based on the fair market value of each instrument. The allocation was $124,461 to convertible notes, $168,749 to common stock and $57,790 to warrants.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

On May 29, 2007, we entered into a consulting agreement with John Sanders. The period of the agreement is for one year. The terms of the agreement specified payment to Mr. Sanders by issuing 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008). These units were issued June 28, 2007. The value assigned to the instruments was based on the fair market value of each and consisted of $8,766 for the convertible notes, $12,097 for the stock and $4,137 for the warrants.

In 2006 we issued $125,000 in convertible notes. We allocated the proceeds from the units between the convertible note, common stock and warrants based on the fair market value of each instrument. The allocation was $27,700 to convertible notes, $75,000 to common stock and $22,300 to warrants. The notes carried a stated interest rate of 10%, a conversion rate of $0.40 per share of common stock, and a maturity date of January 2, 2009.

We will accrete interest between the date of sale of the 2007 and 2006 convertible notes to maturity to reflect the difference between what was received for the notes and what will be paid at maturity. At December 31, 2007 and 2006, we accreted interest to expense totaling $90,739 and $10,810 respectively and the un-accreted interest was $158,180 and $43,240, respectively.

We had a beneficial conversion on the sale of the 2007 convertible notes based on the conversion price and the price of the stock at the date of sale. The expense of the beneficial conversion was $79,830.

NOTE 5 - COMMON STOCK

On July 26, 2006, we issued 540,000 shares of common stock at a conversion price of $.075 per share, to United Capital Group as payment in full for $40,500 of unpaid principal, interest, and fees associated with their loan.

On June 14, 2006, we entered into a consulting agreement with Red River Capital Partners (RRC) to provide financial advisory, capital advisory and investment banking services. The term of the agreement was 270 days, subject to extension. Fees for the services included 396,978 shares of common stock, amended on July 1, 2006 to 510,590 shares (which was issued but not delivered to RRC), monthly cash payments, and fees to be paid only if capital was raised by RRC. The value of the stock was based on the closing market price on June 28, 2006 and July 1, 2006 (the days the stock was earned) and totaled $56,165. We recorded $56,165 of professional fees in the year ended December 31, 2006. On November 30, 2006, we rescinded the 510,590 shares due to non-performance of contracted services; the shares were returned to the stock registrar and cancelled.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

On November 16, 2006, we issued 510,590 shares of restricted common stock to a shareholder that had executed a note agreement with us pursuant to the renewal of that note. A loan fee expense of $51,059 was recorded.

The Board of Directors in 2006 approved the issuance of 712,000 shares of common stock to certain employees and Directors as additional compensation. The market value of the stock on the day the shares were earned was between $0.06 and $0.13. Additional salary expense totaling $84,160 was recorded. At December 31, 2006, 168,000 shares were un-issued and subsequently issued on April 3, 2007.

During the year ended December 31, 2006, we sold 10,350,000 shares of common stock for prices ranging from $0.277 to $0.10 per share. Included in the sales of stock were 5,100,000 shares of restricted common stock to three accredited investors for a total purchase price of $136,000, all of which was paid in cash.

At December 31, 2006, we owed 100,000 shares of stock to an individual in connection with a loan that is in default. The value of the shares was $6,000 and was recorded as interest expense. The shares were issued April 3, 2007.

We issued 2,000,000 shares of common stock to United Capital Group in connection with consulting services on February 1, 2007 and have recorded professional fees in the amount of $100,000, the fair value of the services received.

On March 13, 2007, we issued 600,000 shares of common stock to 3GC, Ltd. in connection with the consulting agreement. As of December 31, 2007, professional fees in the amount of $66,000 were expensed, representing the fair value of the shares on the date of grant.

On March 26, 2007, we authorized the issuance of 130,000 shares of common stock for cash totaling $13,000.

On April 3, 2007, we issued 250,000 shares of restricted common stock to DaVinci-Franklin Fund I, LLC pursuant to its note agreement, as liquidated damages for the failure to repay the loan within 90 days from the December 21, 2006 origination date. Loan interest expense in the amount of $55,000 was recorded. Also pursuant to this note agreement, we issued 2,500,000 shares of restricted common stock to DaVinci as collateral on July 12, 2007. On August 22, 2007, the note was paid in full and on August 28, 2007, the 2,500,000 collateral shares were cancelled.

On April 3, 2007, we issued 268,000 shares of restricted common stock that was un-issued as of December 31, 2007.

During the year ended December 31, 2007, we sold 702 units consisting of 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009),

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

2,106,000 shares of common stock, and 1,404,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) for a total purchase price of $351,000 (see Note 4).

On May 29, 2007, the Company entered into a consulting agreement with John Sanders. The period of the agreement is for one year. The terms of the agreement specified payment to Mr. Sanders by issuing 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008). (See Note 4). The services are to be provided over a one year period and for the year ended December 31, 2007 we have recorded $5,816 as professional fee expense and the unamortized cost were $10,418.

We entered into a consulting agreement with Mr. Joel Brownstein and Mr. Peter Gianoukas, which was cancelled by the Company in the second quarter. The Company issued 18,842 shares to each person and recorded a consulting expense of $2,813 based on the fair market value of the shares on the date of the agreement.

On June 20, 2007, we entered into a “Stock Acquisition Agreement” with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of common stock for a total purchase price of $3,500,000 or $0.10 per share. On June 27, 2007, 5,000,000 shares were issued pursuant to the agreement for cash proceeds of $188,000 and the conversion of $312,000 that was a deposit for equipment to be purchased for a total of $500,000. On October 31, and December 31, 2007 an additional 10,000,000 shares were issued pursuant to the agreement resulting in total proceeds of $1,000,000. The remaining 20,000,000 shares will be issued pursuant to the agreement under the terms as follows: (1) Benchmark will issue three equal payments in the amount of $500,000 every six months beginning on or before April 30, 2008 and continuing through April 30, 2009. Upon receipt of each payment, the Company will cause to be issued 5,000,000 shares of common stock. Upon issuance of each 10,000,000 shares, we will initiate a registration of the shares; (2) on or before October 31, 2009, Benchmark will issue final payment in the amount of $1,000,000. Upon receipt, we will cause to be issued 10,000,000 shares of common stock and initiate a final registration for the remaining unregistered shares.

Pursuant to the Agreement, Benchmark shall have the right to maintain an equity position in the Company equal to the equity position it would own upon the issuance of all shares due under the agreement. If at any time during the Anti-Dilution Period, the Company were to issue any shares of common stock which would impair the equity position of Benchmark, then the Company shall issue a warrant to purchase shares of common stock at an exercise price of $0.10 per share, which would upon exercise, reinstate their equity position. The warrants will be exercisable at any time through October 31, 2009.

In addition, Benchmark can acquire additional shares of common stock whereby the purchase would give Benchmark 51% of our total outstanding equity. Benchmark will be able to purchase these additional shares at any time through October 31, 2009, at an

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

exercise price equal to the weighted average per share price of common stock over the 22 trading days prior plus a 15% per share control premium to the date we receive written notice of their desire to make this purchase.

On July 5, 2007, we issued 1,070,900 shares of common stock at a conversion rate of $.04 per share, for a total price of $42,386, as payment in full on a loan from an individual.

On July 5, 2007, we issued 537,500 shares of common stock at a conversion rate of $.05 per share, for a total price of $26,875, as payment in full on a loan from an individual.

On July 31, 2007, we issued 573,000 shares of common stock as payment for accrued professional fees in the amount of $57,300.

On August 9, 2007, we issued 22,058 shares of common stock for services. As of December 31, 2007, we recorded professional fees of $2,426.

On September 7, 2007, we entered into a consulting agreement with CBG Advanced Studies (“CBG”). The term of the agreement is one year,and included payments to CBG of $2,000 per month for the first three months of the agreement. We also agreed to additional compensation of 120,000 shares of restricted common stock, to be issued quarterly in 30,000 share increments. The value of the services was recorded based on the market value of our stock at the date of the agreement and totaled $12,000. At December 31, 2007 we have recorded professional fee expense of $4,000 and have unamortized expense of $8,000.

NOTE 6 - OPTIONS AND WARRANTS

We have reserved for issuance an aggregate of 6,500,000 shares of common stock under our Stock Option Plan. On March 26, 2007, the Board awarded 325,000 options to purchase stock at $.11 per share expiring December 31, 2011, 750,000 options to purchase stock at $.12 per share expiring December 31, 2011. The fair market value of the options based on the Black Scholes model is $116,738 using the following assumptions Strike Price $0.11 and $0.12; Stock Price $0.11; Volatility 226%; Term 4.75 years; Dividend Yield 0%; Interest Rate 4.48%. The cost was included as salary expense.

On May 30, 2007, the Board of Directors authorized an offer to the series “C” warrant holders wherein they would be entitled to exercise up to 3,000,000 series “C” warrants for $0.125 per share with notification of intent to exercise by June 18, 2007. 2,350,000 warrants were exercised. As of December 31, 2007, 5,154,000 series “C” warrants remained issued and unexercised. The series “C” warrants expire on December 31, 2008.

On March 12, 2007, the Board approved 5,000,000 Series “D” Warrants. The series “D” warrants granted the investor the right to purchase shares of common stock at $0.10 per share.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

We issued 1,000,000 Series “D” warrants on March 13, 2007 to 3GC, Ltd. with an exercise price of $0.10 per share for consulting services. The warrants expire on December 31, 2007. The fair market value of the warrants based on the Black-Scholes model is $57,162 using the following assumptions: Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%. As of December 31, 2007, we have recorded $57,162 in professional fees.

We issued 1,200,000 Series “D” warrants on March 23, 2007 to Ace Trading and Joel Brownstein with an exercise price of $0.10 per share for consulting services. The warrants expire on December 31, 2007. The fair market value of the warrants based on the Black-Scholes model is $68,594 using the following assumptions Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%. As of December 31, 2007, we have recorded professional fees in the amount of $68,594. These warrants were subsequently cancelled May 2, 2007, pursuant to the cancellation of the Agreement.

At December 31, 2007, we had 5,154,000 “C” warrants with an exercise price of $.25 per share expiring December 31, 2008, and 50,000 warrants to purchase stock at $.20 per share expiring December 16, 2008.

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding: 01/01/06	-	$ 0.000	12,330,000	$ 0.510
Granted	-	-	500,000	0.250
Cancelled	-	-	(6,680,000)	0.740
Exercised	-	-	-	-
Outstanding 1/1/07	-	-	6,150,000	0.250
Granted	1,075,000	0.116	3,704,000	0.160
Cancelled	-	-	(2,300,000)	0.011
Exercised	-	-	(2,350,000)	0.125
Outstanding12/31/07	1,075,000	0.116	5,204,000	$ 0.249

NOTE 7 - LICENSE AGREEMENTS

On June 20, 2007, in connection with the Stock Acquisition Agreement with Benchmark, we entered into an Exclusive License and Distribution Agreement, wherein we granted the exclusive, worldwide right, license, and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in Oilfield Applications to Benchmark Energy Products. The agreement provides for special pricing of equipment to Benchmark and per-gallon technology fees, paid to IET on the EcaFlo® fluids sold by Benchmark, for a five-year period consistent with the license period.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8 - RELATED PARTY TRANSACTIONS

We have consulting agreements with a shareholder and a Director with payments of $2,500 a month for each person.

On May 30, 2007, we entered into an amended employment agreement with two executives whereby the original terms were extended from December 9, 2009 to March 30, 2012. Further, the agreement increased each Executive’s annual compensation from $72,000 to $110,000 and $74,400 to $130,000. As of December 31, 2007, the future minimum payments are as follows:

Related-party compensation requirements
2009	$240,000
2010	240,000
2011	240,000
Thereafter	60,000
Total	$780,000

We borrowed $2,200 from William Prince, CEO at an interest rate of 18% due March 27, 2007. This loan was repaid in full as of December 31, 2007. Interest and fees were waived by Mr. Prince.

The Company borrowed $40,000 on March 12, 2007 from 3GC, Ltd., a shareholder at an interest rate of 30% due April 12, 2007. A penalty of 200,000 shares was owed if the loan was not repaid. The Company issued 800,000 shares of common stock to be held by a third party to secure a loan 3GC owed to an unaffiliated third party as collateral. This loan was repaid on April 20, 2007. A stop order was placed on the collateral shares, and they will be cancelled when they are returned; however, there is currently a dispute with the person who was issued the shares as to the validity of issuance and the return of the shares.

NOTE 9 - INCOME TAXES

For the year ended December 31, 2007, we incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, we have approximately $6,550,000 of net operating losses that can be used to offset future income tax. The net operating loss carry forwards, if not utilized will begin to expire in 2017-2022.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

The components of our deferred tax asset are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$ 2,290,000	$ 1,736,000
Total deferred tax assets	2,290,000	1,736,000

Less: Valuation allowance	(2,290,000)	(1,736,000)
Net deferred tax assets	$ --	$ --

For financial reporting purposes, we have incurred a loss since inception to December 31, 2007. Based on the available objective evidence, including our history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against its net deferred tax assets at December 31, 2007. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2007	2006
Federal and state statutory rate	34%	34%
Interest on convertible notes not deductible	(.05)	--
Change in valuation allowance on deferred tax assets	(29%)	(34%)
	-	-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

We executed a lease for office and manufacturing facilities in December of 2005. This is a three-year lease with renewal options. Future rent payments on non-cancelable operating leases with an initial or remaining term of greater than one year are as follows- 2008 - $71,291. Rent expense for the years ended December 31, 2007 and 2006 were $71,291 and $73,791, respectively.

NOTE 11 - SUBSEQUENT EVENTS

We borrowed $16,000 on January 18, 2008 from an officer of the company. Interest on the loan was $1,000. The loan and interest was repaid on January 25, 2008.

On February 18, 2008, we authorized the issuance of 30,000 shares of common stock to CBG Advanced Studies, Inc. in connection with a consulting agreement.

Integrated Environmental Technologies, Ltd.

and Subsidiary

Notes to Consolidated Financial Statements

On January 11, 2008, we entered into an Agreement and Plan of Merger and Reincorporation with Integrated Environmental Technologies, Ltd., a newly-formed Nevada corporation ("IET NV"), in order to change the domicile of the Company from Delaware to Nevada. Pursuant to the terms of the Agreement and Plan of Merger and Reincorporation, IET merged with and into IET NV, making IET NV the surviving corporation. The merger for reincorporation was completed on February 18, 2008.

The merger and reincorporation agreement was approved by the unanimous consent of the Board of Directors of IET on December 21, 2007 and by IET NV on January 11, 2008, and by a majority of the stockholders of IET at their annual meeting of stockholders held on December 21, 2007.