Form 10-Q
period 2008-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2008-05-27
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 16, 2008, was 68,070,467 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash	$5,244	$72,334
Accounts receivable	52,095	49,184
Inventory	239,121	309,634
Prepaid expenses	22,127	24,360

Total current assets	318,587	455,512

Equipment	13,045	13,045
Accumulated depreciation	(9,122)	(8,552)

Total building and equipment	3,923	4,493

	$322,510	$460,005

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$142,805	$91,817
Accrued expenses	125,499	96,374
Notes payable	133,300	98,300
Convertible notes	332,480	288,306

Total current liabilities	734,084	574,797

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 68,070,467 and 68,010,467 shares issued and outstanding at
03/31/08 and 12/31/07	68,070	68,010
Stock bought not issued, 60,000 and 120,000 shares at 03/31/08 and 12/31/07	60	120
Paid-in capital	6,801,733	6,801,733
Retained earnings (deficit)	(7,281,437)	(6,984,655)

Total shareholders' equity (deficit)	(411,574)	(114,792)

Total liabilities and shareholders' equity (deficit)	$322,510	$460,005

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Operations

Unaudited

	For the Thee Months Ended
	March 31,
	2008	2007

Sales	$242,820	$77,283
Cost of sales	84,733	49,571

Gross profit	158,087	27,712

Professional and administrative fees	81,441	133,428
Salary	194,212	235,308
Depreciation and amortization	570	570
Research and development	6,000	-
Office & miscellaneous expense	67,616	136,222
Bad debt expense	37,746	-
Total operating expenses	387,585	505,528

(Loss) from operations	(229,498)	(477,816)

Other income (expense):
Finance fees	(5,000)	-
Interest expense	(62,284)	(39,565)
Total other income (expense)	(67,284)	(39,565)

Net (loss)	$(296,782)	$(517,381)

Weighted average shares outstanding	68,139,698	49,014,939
Net (loss) per share - basic and diluted	$(0.00)	$(0.01)

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Condensed Consolidated Statement of Cash Flows

Unaudited

	For the Thee Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(296,782)	$(517,381)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	570	570
Accretion of interest on convertible notes	44,174	10,810
Stock issued for loan or interest costs	-	800
Stock, options, warrants for services	9,219	170,792
Changes in operating assets and liabilities:
Accounts receivable	(2,911)	542
Inventory	70,514	23,068
Deposits and prepaids	(6,986)	-
Accounts payable	50,988	42,590
Accrued expenses	29,124	145,403
Cash (used) in operating activities	(102,090)	(122,806)

Cash flows from financing activities:
Proceeds from notes payable	35,000	107,200
Proceeds from the sale of common stock	-	13,000
Cash provided by financing activities	35,000	120,200

Decrease in cash	(67,090)	(2,606)
Cash beginning of period	72,334	22,187
Cash end of period	$5,244	$19,581

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,012	$2,067
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Stock and warrants issued for services	$9,219	$408,894

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2007.

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

Note 3 - Notes payable

Notes payable consisted of the following at March 31, 2008:

Note payable, unsecured, bearing interest at a rate of 10% per annum (see Note 8)	$ 35,000
Note payable, unsecured, bearing interest at a rate of 10% per annum, matured September 30, 2006, unable to locate lender.	50,000
Note payable, unsecured, non-interest bearing, unable to locate lender	25,000
Notes payable, unsecured, bearing interest at rate of 18% per annum, with monthly principal and interest payments.	23,300
$ 133,300

Note 4 - Convertible notes payable

As of March 31, 2008, we had convertible loans totaling $501,000, accruing interest at a rate of 10% per annum payable semi-annually and maturing on January 2, 2008. We accrete interest between the date of issuance of the units and the maturity date for the convertible notes to reflect the difference between what was received for the notes and what will be paid at maturity. As of

Integrated Environmental Technologies, Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008, we had accreted interest of $44,174 and had a balance of un-accreted interest of $168,520.

Note 5 - Common stock

During the three months ended March 31, 2008, we issued 60,000 previously authorized shares of common stock.

On June 20, 2007, the Company entered into a “Stock Acquisition Agreement” with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of common stock for a total purchase price of $3,500,000 or $0.10 per share. On June 27, 2007, 5,000,000 shares were issued pursuant to the agreement for cash proceeds of $188,000 and the conversion of $312,000 that was a deposit for equipment to be purchased for a total of $500,000. On October 31, 2007 an additional 5,000,000 shares were issued pursuant to the agreement resulting in total proceeds of $1,000,000. The remaining 25,000,000 shares will be issued pursuant to the agreement under the terms as follows: (1) Benchmark will issue three equal payments in the amount of $500,000 every six months beginning on or before April 30, 2008 and continuing through April 30, 2009. ! Upon receipt of each payment, the Company will cause to be issued 5,000,000 shares of common stock. Upon issuance of each 10,000,000 shares, the Company will initiate a registration of the shares; (2) on or before October 31, 2009, Benchmark will issue final payment in the amount of $1,000,000. Upon receipt, the Company will cause to be issued 10,000,000 shares of common stock and initiate a final registration for the remaining unregistered shares.

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

In addition, Benchmark can acquire additional shares of common stock whereby the purchase would give Benchmark 51% of the Company’s total outstanding equity. Benchmark will be able to purchase these additional shares at any time through October 31, 2009, at an exercise price equal to the weighted average per share price of common stock over the 22 trading days prior plus a 15% per share control premium to the date we receive written notice of their desire to make this purchase. See Note 8 - Subsequent Events.

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

Integrated Environmental Technologies, Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Options	Average Price	Warrants	Average Price
Outstanding 01/01/08	1,075,000	$ 0.116	5,204,000	$ 0.249
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 03/31/08	1,075,000	$ 0.116	5,204,000	$ 0.249

Note 7 – Related-party transactions

We have consulting agreements with a shareholder and a Director requiring payments of $2,500 per month for each. As of March 31, 2008, we recorded $22,500 in consulting fees.

We have employment agreements with two of our executives whereby we have agreed to annual compensation in the amount of $240,000. As of March 31, 2008, the future minimum payments are as follows:

Related-party compensation requirements
2008	$180,000
2009	240,000
2010	240,000
2011	240,000
Total	$720,000

We borrowed $16,000 on January 18, 2008 for working capital from an officer of the company. Interest on the loan was $1,000. The loan and interest were repaid on January 25, 2008.

Note 8 –Subsequent events

On April 16, 2008, the Company entered into a loan agreement with a corporate officer for the principal amount of $9,000. Pursuant to the loan agreement, the Company promised to repay the principal amount of $9,000 plus a flat interest of $500 by May 1, 2008. The loan and interest were repaid on May 13, 2008.

On April 23, 2008, we entered into a Share Purchase Agreement with AD Capital, LLC (“AD Capital”). Pursuant to the agreement, AD Capital has agreed to purchase up to an aggregate of $150,000 and a minimum of $60,000 in convertible debentures from us. Further, we have agreed to pay a due diligence fee in the amount of $10,000 and issue warrants to purchase up to 300,000 shares of our common stock, of which 150,000 are exercisable at a strike price of $0.05 per share and the remaining 150,000 are exercisable at $0.25 per share. As of March 31, 2008, AD Capital had advanced $35,000 towards the agreement. We paid $5,000 of the due diligence fee, receiving net proceeds of $30,000. The remaining $115,000 was funded during April 2008 net of the due diligence fee, and the complete short-term note was re-paid to AD Capital in! full on May 5, 2008.

Integrated Environmental Technologies, Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 19, 2008, concurrent with the receipt by us of $500,000, the Company issued 5,000,000 shares of our common stock to Benchmark Performance Group, Inc., pursuant to our Stock Acquisition Agreement dated June 20, 2007.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Report, references to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100%-owned subsidiary, IET, Inc.

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. has evolved from a development-stage company to an income-generating original equipment manufacturing company. We have focused our attentions on several critical issues:

•	Raising equity capital;
•	Developing our ability to construct EcaFlo® equipment;
•	Developing and enhancing our testing protocol with researchers at Coastal Carolina University, and independent companies and laboratories;
•	Developing a relationship and entering into an agreement with Benchmark;
•	Researching market application areas and identifying and establishing distributorship agreements;
•	Continuing to develop and maintain relationships with university and independent laboratories for research assistance on EcaFlo® applications; and
•	Furthering the process of building a brand identity and sales track record through the appearance at various trade and professional shows and conferences.

We have incurred losses since inception. For the first quarter ended March 31, 2008, we had a net loss of $296,782 as compared to a net loss of $517,381 for the quarter ended March 31, 2007. Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”). Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share. The purchase price will be paid in seven (7) installments over a period of 30 months. As of March 31, 2008, three installments ($1,000,000) have been paid and as of May 22, 2008, four installments ($1,500,000) have been paid.

In connection with the Stock Acquisition Agreement, we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solution for use in Oilfield Applications to Benchmark.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table summarizes selected items from the statement of operations at March 31, 2008 compared to March 31, 2007.

SALES AND COST OF GOODS SOLD:

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%
Sales	$242,820	$77,283	$165,537	214%

Cost of Goods Sold	84,733	49,571	35,162	71%

Gross Profit	158,087	27,712	130,375	470%

Gross Profit Percentage of Sales	65%	36%	--	29%

Sales

Our sales for the three months ended March 31, 2008 were $242,820 compared to sales of $77,283 in the three months ended March 31, 2007. This resulted in an increase in sales of $165,537, or 214%, from the same period a year ago. We believe that our products are gaining recognition in the marketplace which will result in increased sales. Oilfield industry sales should increase in future quarters as a result of our agreement with Benchmark.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended March 31, 2008 was $84,733, an increase of $35,162, or 71% from $49,571 for the three months ended March 31, 2008. The increase in our cost of goods sold is as a result of having additional sales of EcaFlo® equipment during this period of time. We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products. We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales. Gross profit margins increased by 29% from the prior fiscal quarter because of the product mix of our sales and our FEM-3 cell replacement program.

EXPENSES:

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%
Expenses:
Professional and Administrative fees	$81,441	$133,428	$(51,987)	(39%)
Salaries and wages	194,212	235,308	(41,096)	(17%)
Depreciation and amortization	570	570	--	--
Research and development	6,000	--	6,000	--
Office and miscellaneous expense	67,616	136,222	(68,606)	(50%)
Bad debt expense	37,746	--	37,746	--
Total operating expenses	387,585	505,528	(117,943)	(23%)

(Loss) from operations	(229,498)	(477,816)	(248,318)	(52%)

Other income (expense):
Finance fees	(5,000)	--	(5,000)	--
Interest expense	(62,284)	(39,565)	22,719	57%
Total other expense	(67,284)	(39,565)	27,719	70%

Net (loss)	$(296,782)	$(517,381)	$(220,599)	(43%)

Professional and Administrative Fees

Professional and administrative fees for the three months ended March 31, 2008 were $81,441, a decrease of $51,987, or 39%, from $133,428 for the three months ended March 31, 2007. The decrease in professional and administrative fees was the result of reducing costs associated with outside professional services and consultants while maintaining strong levels of support to meet the company’s developing business. Whenever possible, we are trying to reduce outside consultants but we will still need some assistance as we do not have sufficient in-house expertise for areas of our business.

Salary Expenses

Salary expenses for the three months ended March 31, 2008 was $194,212, a decrease of $41,096, or 17%, from $235,308 for the three months ended March 31, 2007. The decrease in salary expenses was the result of decreasing hourly employee payroll expenses and reducing our engineering staff by one member, while accomplishing the production necessary for meeting the company’s sales of equipment. We expect salary expense to increase in the future as the Company grows and as sales volume increases. We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for both of the three months ended March 31, 2008 and 2007 was $570, respectively. At this point in time we anticipate our depreciation expenses to remain stable.

Office and Miscellaneous

Office and miscellaneous expenses for the three months ended March 31, 2008 were $67,616, a decrease of $68,606, from $136,222 for the three months ended March 31, 2007. The decrease in office and miscellaneous expenses was as a result of having well-stocked our office and the lack of need for one-time equipment purchases during this period of time.

Bad Debt

We did not incur bad debt expense during the three months ended March 31, 2007 as compared to $37,746 being expensed during the three months ended March 31, 2008. We have historically had limited write-offs as the result of bad debts. It is our policy to regularly monitor our customers’ ability to pay prior to the purchase of our products.

(Loss) from Operations

The loss from operations for the three months ended March 31, 2008 was $229,498, versus a loss from operations of $477,816 for the three months ended March 31, 2007, a change in loss from operations of $248,318. The decrease in the loss from operations in the first quarter of 2008 was the result of an increase in sales and our ability to produce EcaFlo® equipment more efficiently.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $62,284 as compared to $39,565 for the same period in 2007. Our interest expense in 2008 was high because of temporary working capital loans that had high interest rates and fees.

Net (Loss)

Our net loss for the three months ended March 31, 2008 was $296,782, a decrease of $220,599, or 43%, from $517,381 for the three months ended March 31, 2007. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (ECA), which is the center point of our EcaFlo® technology. Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, known as anolyte and catholyte.

Our direct attention continues to be focused on providing our EcaFlo® devices to the markets at-hand: oil and gas industry, food safety and agricultural applications, storm-water treatment, water and wastewater treatment, and other hard surface sanitation opportunities. In many cases, clinical and laboratory testing and research have now moved to field trials by end-users. Anticipated positive results in field testing should result in increased sales in future quarters.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008 compared to December 31, 2007.

	March 31, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$ 318,587	$ 455,512	$ (136,925)	(30%)

Current Liabilities	734,084	574,797	159,287	28%

Working Capital (deficit)	$ (415,497)	$ (119,285)	$ 296,212	248%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock, by borrowings, and through sales-generated revenue. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products and the incremental equity investment, by contract from Benchmark Performance Group, Inc. We will continue to consider financing opportunities with strategic industry partners outside of the oil and gas industry.

As of March 31, 2008, we continue to use equity sales and traditional and/or debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business. In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans. On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc. The contract provides for an equity investment of $3,500,000 over a period of 30 months and for technology fees paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry. As of March 31, 2008, we have received $1,000,000 of the $3,500,000 equity investment and as of May 22, 2008, we received the fourth installment of $500,000 for a total of $1,500,000 of the $3,500,000 equity investment.

Financing. The Company borrowed $50,000 from Defense Technology Systems, Inc. (“DTS”) on August 15, 2006. This note was to mature on September 30, 2006 with $5,000 interest due at that date and interest at 10% thereafter. DTS and Red River Capital were engaged by IET to provide a financing package to the Company and were unable to deliver as contracted. Repeated attempts to contact Red River Capital have been unsuccessful.

On August 17, 2006, the Company received an unsecured loan of $25,000 from Robert Lucas, at an interest rate of 18% per annum. Pursuant to the note agreement, the Company agreed to issue 100,000 shares of common stock as a loan fee. On April 3, 2007, the shares were issued. As of March 31, 2008, we have paid interest of $2,545, and the remaining principal balance of the note is $23,300.

On October 1, 2006, the Company borrowed $25,000 from Red River Capital on an unsecured note. DTS and Red River Capital were engaged by IET to provide a financing package to the Company and were unable to deliver as contracted. Repeated attempts to contact Red River Capital have been unsuccessful.

On January 18, 2008, we entered into a loan agreement with Marion C. Sofield, our Vice President of Operations, for the principal amount of $16,000. Pursuant to the loan agreement, we promised to pay to the order of Ms. Sofield the principal amount of $16,000 plus a flat interest of $1,000. The loan and interest were repaid on January 25, 2008.

On April 16, 2008, we entered into a loan agreement with Marion C. Sofield, our Vice President of Operations, for the principal amount of $9,000. In addition, we agreed to pay a flat fee of $500 as interest consideration. The principal together with fees is due in full May 1, 2008. We repaid the loan in full on May 13, 2008.

On April 23, 2008, we entered into a Securities Purchase Agreement with AD Capital, LLC, wherein we agreed to sell and AD Capital agreed to purchase up to an aggregate of $150,000 in principal amount of debentures. Pursuant to the agreement, we issued 150,000 warrants exercisable at $0.05 per share, expiring in five years (4/23/13) and 150,000 warrants exercisable at $0.25 per share, expiring in five years (4/23/13). The warrants and $10,000 were issued to AD Capital as payment in full for fees associated with the convertible debenture in the amount of $150,000. The convertible debenture is convertible by AD Capital only in the event of default by the Company in repayment of the $150,000 on or before June 25, 2008, plus 10% interest. On May 5, 2008, we repaid the $150,000 to AD Capital; therefore the convertible debenture is null and void. AD Capital retains the 150,000 $0.0! 5 warrants and the 150,000 $0.25 warrants as agreed.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2008, our cash balance was $5,244. Our plan for satisfying our cash requirements for the next twelve months is primarily from our agreement with Benchmark, through additional sales of our common stock, third-party financing, and/or traditional bank financing. As of May 22, 2008, we received the fourth installment of $500,000 from Benchmark pursuant to our agreement dated June 20, 2007. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We may continue to incur operating losses over the majority or some portion of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in! addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

EcaFlo® Division

As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFlo® devices, and utilizing a reputable United States source of electrolytic cells and their respective markets, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices. Our engineering department has worked with AquaStel, our new supplier, in order to develop prototype EcaFlo® equipment that features the larger volume cells. Equipment design and construction of several EcaFlo® models (C-101, C-102 and C-104) is complete and pricing has been developed to reflect the upgrades we have made in our equipment. Vital testing results have significantly improved our ! ability to complete our goals ahead of time and enter our markets with specific EcaFlo® devices with a firm confidence level, in addition to allowing us the opportunity to modify existing EcaFlo® equipment to meet customer demand.

Current research initiatives are centered on providing specific water quality regulatory agencies with reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of EcaFlo® anolyte and catholyte solutions. We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies. At petroleum industry trade shows, our marketing and sales department personnel presented test results showing potential customers that aliquots of petroleum well “frac” waters treated! with EcaFlo® device-generated anolyte solution showed bacterial kill in less than 5 minutes. Furthering that data, our approach is to point out that the use of EcaFlo® solutions to obtain these successful results can eliminate the need for voluminous regulatory compliance paperwork and the higher cost associated with the use of traditional biocidal chemicals that are currently used to treat “frac” water.

We are continuing our research to identify opportunities where we can provide our innovative technology in value-added services within the food and beverage production and processing industry, medical and healthcare markets, the hospitality industry, as well as in homeland defense applications.

We are continuing to work together with Coastal Carolina University, as well as other universities associated with several of our customers’ specific research requirements, to develop a more comprehensive approach to documenting test results that pertain to the use of EcaFlo® solutions in a plethora of applications.

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

We currently employ 9 full-time, permanent employees. These employees are engaged in management, marketing and sales, engineering, production and administrative services. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

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

Critical Accounting Policies and Estimates

Our discussion of financial conditions and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or delivery based on contractual terms. We are in discussions with Benchmark relative to the fact that Benchmark’s own trucking group prefers to pick up the EcaFlo® equipment that is ordered and paid for, in order to deliver the equipment to their own locations. We believe that the sale has occurred when the equipment is on our loading dock awaiting pick-up by Benchmark, but will obtain written resolution before future sales are recorded in this manner.

Off-Balance Sheet Arrangements.

As of March 31, 2008, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. During the years ended December 31, 2007 and 2006, we had three customers, which represented 52%, 11%, and 7%, and 35%, 16%, and 14% of sales, respectively. We continually evaluate the creditworthiness of our customers and typically require a deposit of 40% - 50% of the total purchase price with each EcaFlo® equipment order.

We evaluate the collectibility of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, William E. Prince, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Prince concluded that our disclosure controls and procedures did not operate effectively as of the end of the period covered by this report in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

The material weakness relates to the monitoring and review of work performed by a financial consultant in the preparation of the financial statements, footnotes and financial data included in the report we file or submit under the Exchange Act. Our financial consultant oversees that our financial reporting is prepared and presented in an effective manner by our sole in-house accounting employee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial reports we file or submit under the Exchange Act are reviewed by the Chief Executive Officer and President, and the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. We are in the process of implementing appropriate procedures for monitoring and reviewing the work performed by our financial consultant.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

We are required to make accounting estimates and judgments in preparing our consolidated financial statements.

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, warranty and repair costs, derivatives, and asset impairments. Actual results! could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at March 31, 2008, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history. However, our management team has extensive experience in project development and managing corporate assets. A highly successful professional who brings more than three decades of business development experience to us from the environmental engineering industry heads our marketing and sales department. The Company’s engineering department is headed by former military personnel who has expertise that centers on the primary mechanical and electrical aspects of our technologies. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in our intended industries. Outside of the high levels of expertise noted above and our concentrated effort to be the leading provider in our industries, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

Our future operating results will depend upon many factors, including:

•

The continuation of our efforts to raise adequate working capital through equity investment, traditional financing, the continuation of payments from Benchmark pursuant to our agreement and the generation of sales revenues;

•	The continued success of lab and field testing that supports the development of our EcaFlo® technology product lines;
•	Demand for our EcaFlo® equipment and solutions;
•	The level of our competition;
•	Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and
•	The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

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

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations. Furthermore, the commercialization expenses of our EcaFlo® Division will be substantial, i.e., in excess of the amount of cash that we currently have. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding. As a result of our low-priced stock, and our continuous need for additional capital, we may consider issuing significant amounts of our common stock in exchange for either debt or equity. The continued issuance of our common stock would have a substantial dilutive impact on our current stockholders. If we are unable to obtain additional equity! or debt financing, we may be forced to terminate operations.

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

The shares of our common stock have historically been thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early-stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on shar! e price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

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

Our success depends heavily upon the continued contributions of William E. Prince, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract technical and professional staff. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Prince. We also have other key employees who manage our operations and perform critical engineering and design functions, as well as direct the overall marketing and sales of our products. If we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient ! number and quality of staff.

Potential issuance of additional common stock could dilute existing stockholders.

We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. We may seek additional equity financing, which if sought or obtained may result in additional shares of our common stock being issued.

Pursuant to the Stock Acquisition Agreement with Benchmark, we agreed that throughout the period commencing with the closing date and ending October 31, 2009, Benchmark shall have the right and ability to maintain an equity position in the Company equal to the equity position it would own upon the issuance of shares to it following payment of the seventh installment if, between the date of closing and the date of such payment and issuance of shares, we were to issue no additional shares of our common stock (approximately 40.61%) to any other party. If we default pursuant to the anti-dilution language in the agreement (considered a “Warrant Right Event”) then we will be obligated to issue to Benchmark a warrant entitling it to purchase, at $0.10 per share, such additional number of shares of our common stock as would, upon exercise, make Benchmark the holder of the same ! total percentage of all our outstanding equity securities as it held prior to the Warrant Right Event. The warrants will be exercisable at any time through October 31, 2009.

The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of fin! ancial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of! broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have one late filing reported by FINRA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 17, 2008, we issued 60,000 shares to CBG Advanced Studies for the first two quarters pursuant to the Consulting Agreement dated September 7, 2007. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances

On April 23, 2008, we issued to AD Capital, LLC 150,000 warrants exercisable at $0.05 per share, expiring in five years (4/23/13) and 150,000 warrants exercisable at $0.25 per share, expiring in five years (4/23/13) pursuant to the Securities Purchase Agreement dated April 23, 2008. We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in! our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 19, 2008, the Company issued 5,000,000 shares of our common stock to Benchmark Performance Group, Inc., pursuant to our Stock Acquisition Agreement dated June 20, 2007. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(b)	1/25/02

2(c)	Agreement and Plan of Merger and Reincorporation		8-K		2(c)	3/10/08

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999		10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999		10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000	10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001	10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.	10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004	10-QSB	3/31/04	3(i)	5/14/04

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001	8-K		3(i)(g)	1/25/02

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd. – Dated January 11, 2008	8-K		3(i)(h)	3/10/08

3(i)(i)	Articles of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 15, 2008 (Nevada)	8-K		3(i)(j)	3/10/08

3(i)(j)	Certificate of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 18, 2008 (Delaware)	8-K		3(i)(j)	3/10/08

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001	8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001	10-KSB	1/31/02	3(ii)(f)	4/30/02

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation – Dated January 11, 2008	8-K		3(ii)(c)	3/10/08

10.1	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003	10-QSB	9/30/03	10.8	11/19/03

10.2	Supply Agreement – Dated September 4, 2003	10-QSB	9/30/03	10.9	11/19/03

10.3	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003	10-QSB	9/30/03	10.10	11/19/03

10.4	Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003	8-K		10.2	1/08/04

10.5	Contract of Sale – JMW Investments – Dated January 2, 2004	8-K		10.1	3/1/04

10.6	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004	S-8		10.3	1/22/04

10.7	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004		10-QSB	6/30/04	10	8/23/04

10.8	Amendment to License and Supply Agreement with Electro-Chemical Technologies		10-QSB	9/30/04	10	11/12/04

10.9	Consulting Agreement of Joseph Schmidt, dated November 18, 2004.		8-K		10.1	1/07/05

10.10	Letter Amending Joseph Schmidt’s Consulting Agreement.		8-K		10.2	1/07/05

10.11	Consulting Agreement of XXR Consulting, Inc., dated December 8, 2004.		8-K		10.3	1/07/05

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.		8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005		8-K		10.5	1/07/05

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005		10-KSB	12/31/04	10.6	3/30/05

10.15	Employment Agreement of Steve Johnson – Dated February 10, 2005		10-KSB	12/31/04	10.7	3/30/05

10.16	DaVinci-Franklin Fund I, LLC – Dated April 1, 2005		8-K		10.1	4/13/05

10.17	Agreement with Red River Capital Partners dated June 14, 2006		10-QSB	6/30/06	10	8/14/06

10.18	Stock Acquisition Agreement dated June 20, 2007		8-K		10.1	8/21/07

10.19	Exclusive License and Distribution Agreement dated June 20, 2007		8-K		10.2	8/21/07

10.20	Registration Rights Agreement dated June 21, 2007		8-K		10.3	8/21/07

16	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002		8-K		16	4/26/02

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

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

Date: May 27, 2008