Form 10-Q
period 2008-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2008-08-12
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(843) 390-2500
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 21, 2008, was 73,100,467 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2008	2007

Assets	Unaudited	Audited
Current Assets:
Cash	$24,956	$72,334
Accounts receivable	52,367	49,184
Inventory	292,596	309,634
Prepaid expenses	10,942	5,942

Total current assets	380,861	437,094

Equipment	13,045	13,045
Accumulated depreciation	(9,692)	(8,552)

Total building and equipment	3,353	4,493

	$384,214	$441,587

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$116,220	$91,817
Accrued expenses	31,054	96,374
Notes payable	148,300	98,300
Convertible notes	382,044	-

Total current liabilities	677,618	286,491

Convertible notes	-	288,306

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 73,070,467 and 68,070,467 shares issued
and outstanding at June 30, 2008 and December 31, 2007	73,070	68,010
Stock bought not issued, 60,000 and 120,000 shares
at June 30, 2008 and December 31, 2007	60	120
Paid-in capital	7,311,414	6,783,315
Retained earnings (deficit)	(7,677,948)	(6,984,655)

Total shareholders' equity (deficit)	(293,404)	(133,210)

Total liabilities and shareholders' equity (deficit)	$384,214	$441,587

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statement of Operations
Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Sales	$244,167	$195,572	$1,347	$118,289
Cost of sales	85,819	95,372	1,086	45,801

Gross profit	158,348	100,200	261	72,488

Professional and administrative fees	155,147	454,048	73,706	320,620
Salary	319,386	388,695	125,174	153,387
Depreciation and amortization	1,140	1,140	570	570
Office & miscellaneous expense	181,689	228,283	108,073	92,061
Bad debt expense	37,746	-	-	-
Total operating expenses	695,108	1,072,166	307,523	566,638

Loss from operations	(536,760)	(971,966)	(307,262)	(494,150)

Other income (expense):
Finance fees	(26,740)	-	(21,740)	-
Interest expense	(129,794)	(252,737)	(67,510)	(213,172)

Total other income (expense)	(156,534)	(252,737)	(89,250)	(213,172)

Net loss	$(693,294)	$(1,224,703)	$(396,512)	$(707,322)

Weighted average shares outstanding	69,311,786	51,918,350	70,493,104	50,474,665

Net loss per share basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)

See notes to condensed consolidated financial statements

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statement of Cash Flows
Unaudited

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(693,294)	$(1,224,703)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,140	1,140
Accretion of interest on convertible notes	93,738	41,495
Stock, options and warrants issued for services	33,098	468,790
Beneficial Conversion	-	78,600
Changes in operating assets and liabilities:
Cash, restricted	-	50,000
Accounts receivable	(3,183)	(108,638)
Notes Receivable	-	(20,000)
Inventory	17,038	(94,321)
Deposits and prepaids	(5,000)	-
Accounts payable	24,403	15,932
Accrued expenses	(65,318)	(14,465)

Cash used in operating activities	(597,378)	(806,170)

Cash flows from financing activities:
Proceeds from notes payable	50,000	14,317
Proceeds from exercise of warrants	-	237,500
Proceeds from sale of convertible notes	-	114,438
Proceeds from the sale of common stock	500,000	724,562

Cash provided by financing activities	550,000	1,090,817

Decrease in cash	(47,378)	284,647
Cash beginning of period	72,334	22,187

Cash end of period	$24,956	$306,834

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,012	$34,214

Cash paid for income taxes	$-	$-

Non-cash financing activities:

Stock and warrants issued for services	$16,740	$482,941

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

Note 2 - Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  Our ability to continue as a going concern is dependent upon attaining profitable operations.  We may consider using borrowings and security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 - Notes payable

Notes payable consisted of the following at June 30, 2008:

Note payable, unsecured, with a flat interest of $2,500 (see Note 7).	$50,000
Note payable, unsecured, bearing interest at a rate of 10% per annum, unable to locate lender.	50,000
Note payable, unsecured, non-interest bearing, unable to locate lender	25,000
Notes payable, unsecured, bearing interest at rate of 19.99% per annum, with monthly principal and interest payments (see Note 7).	23,300

$148,300

Note 4 - Convertible notes payable

As of June 30, 2008, we had convertible loans totaling $501,000, accruing interest at a rate of 10% per annum payable semi-annually and maturing on January 2, 2009.  We accrete interest between the date of issuance of the units and the maturity date for the convertible notes to reflect the difference between what was received for the notes and what will be paid at maturity.  As of the six month period ended June 30, 2008 and 2007, we had expensed interest of $93,738 and $41,495 respectively.  At June 30, 2008 we had $118,956 of un-accreted interest which will be expensed in fiscal 2008.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On April 23, 2008, we entered into a Securities Purchase Agreement with AD Capital, LLC, wherein we agreed to sell and AD Capital agreed to purchase up to an aggregate of $150,000 in principal amount of debentures.  Pursuant to the agreement, we issued 150,000 warrants exercisable at $0.05 per share, expiring in five years (4/23/13) and 150,000 warrants exercisable at $0.25 per share, expiring in five years (4/23/13).  The warrants and $10,000 were issued to AD Capital as payment in full for fees associated with the convertible debenture in the amount of $150,000.  The convertible debenture was convertible by AD Capital only in the event of default by the Company in repayment of the $150,000 on or before June 25, 2008, plus 10% interest.  On May 5, 2008, we repaid the $150,000 to AD Capital; therefore the convertible debenture is null and void.  AD Capital retains the 150,000 $0.05 warrants and the 150,000 $0.25 warrants as agreed.  The value of the warrants was calculated as $16,740 and this was recorded as a loan fee expense.

Note 5 – Common stock

On June 20, 2007, the Company entered into a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of common stock for a total purchase price of $3,500,000 or $0.10 per share.  On June 27, 2007, 5,000,000 shares were issued pursuant to the agreement for cash proceeds of $188,000 and the conversion of $312,000 that was a deposit for equipment to be purchased, for a total of $500,000.  On October 31, 2007, an additional 5,000,000 shares were issued pursuant to the agreement.  On May 19, 2008, concurrent with the receipt by us of $500,000, the Company issued an additional 5,000,000 shares of our common stock, resulting in total proceeds received to date of $1,500,000.  The remaining 20,000,000 shares will be issued pursuant to the agreement under the terms as follows:  (1) Benchmark will issue two equal payments in the amount of $500,000 on or before October 31, 2008 and April 30, 2009.  Upon receipt of each payment, the Company will cause to be issued 5,000,000 shares of common stock.  Upon issuance of each 10,000,000 shares, the Company will initiate a registration of the shares; (2) on or before October 31, 2009, Benchmark will issue final payment in the amount of $1,000,000.  Upon receipt, the Company will cause to be issued 10,000,000 shares of common stock and initiate a final registration for the remaining unregistered shares.

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

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/07	1,075,000	$0.116	5,204,000	$0.25
Granted	-	-	300,000-	0.25
Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding 06/30/08	1,075,000	$0.116	5,504,000	$0.25

Note 7 – Related-party transactions

We have consulting agreements with a shareholder and a Director requiring payments of $2,500 per month for each.  As of June 30, we recorded $30,000 in consulting fee expense.

We have employment agreements with two of our executives whereby we have agreed to annual compensation in the amount of $240,000.  As of June 30, 2008, the future minimum payments are as follows:

Related-party compensation requirements

2008	$120,000
2009	240,000
2010	240,000
2011	240,000

Total	$840,000

On August 17, 2006, the Company received an unsecured loan of $25,000 from a shareholder at an interest rate of 19.99% per annum.  As of June 30, 2008, the remaining principal balance of the note is $23,300.

We borrowed $16,000 on January 18, 2008 for working capital from an officer of the company.  Interest on the loan was $1,000.  The loan and interest were repaid on January 25, 2008.

On April 16, 2008, the Company entered into a loan agreement with a corporate officer.  Pursuant to the loan agreement, the Company promised to repay the principal amount of $9,000 plus a flat interest of $500.  The loan and interest were repaid on May 13, 2008.

On June 18, 2008, we borrowed $50,000 from a shareholder.  Pursuant to the loan agreement, the Company agreed to repay the principal and a flat interest fee of $2,500 by July 5, 2008.  $30,000 was subsequently paid toward this loan on July 16, 2008.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 8 – Commitments and contingencies

On August 22, 2006, we entered into a supply agreement with Aquastel, Inc., wherein Aquastel agreed to supply us with C-50 and C-100 cells on an exclusive basis in the United States.  The term of the agreement is for 3 years, terminating on August 22, 2009.  At the end of the term, the parties will attempt to renegotiate in good faith to extend the agreement.

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

Note 9 – Subsequent events

On July 15, 2008, we entered into a Promissory Note Agreement with The Morton Fishman Revocable Trust.  Pursuant to the agreement, Mr. Fishman has agreed to loan the Company $150,000 at an interest rate of 16% per annum, due on or before August 27, 2008.  The Company agreed to pay administration and legal fees of $12,000, which were deducted from the net proceeds of the loan.  Further, we agreed to issue warrants to purchase up to 200,000 shares of our common stock at a strike price of $0.05 per share, which expire July 15, 2010.  The note agreement allows for a one-time extension of 45 days for an additional fee of $5,000.

On July 18, 2008, we issued 30,000 previously authorized shares of common stock for services.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100%-owned subsidiary, IET, Inc., unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. is a manufacturing company that designs and builds equipment incorporating innovative technologies which are focused on the enhancement of the environment and the health, safety, and well-being of current and future generations.  Our EcaFlo® Division designs, manufactures, markets, sells, and installs proprietary Electro-Chemical Activation (ECA) equipment in the United States and throughout the world.  The Essential Oils Division offers a cost-effective, safe, efficient and superior method of obtaining bioactive compounds and oils from plants.

We evolved from a development-stage company to an income-generating original equipment manufacturing company.  We have focused our attentions on several critical issues:

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

We have incurred losses since inception.  For the six months ended June 30, 2008, we had a net loss of $693,294 as compared to a net loss of $1,224,703 for the six months ended June 30, 2007.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share.  The purchase price will be paid in seven (7) installments over a period of 30 months.  As of June 30, 2008, four installments ($1,500,000) have been paid.

In connection with the Stock Acquisition Agreement, we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solutions in Oilfield Applications to Benchmark.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

The following table summarizes selected items from the statement of operations at June 30, 2008 compared to June 30, 2007.

SALES AND COST OF GOODS SOLD:

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%

Sales	$1,347	$118,289	$(116,942)	(98.9%)

Cost of Goods Sold	1,086	45,801	(44,715)	(97.6%)

Gross Profit	261	72,488	(72,227)	(99.6%)

Gross Profit Percentage of Sales	19%	61%	--	(42%)

Sales

Our sales for the three months ended June 30, 2008 were $1,347 compared to sales of $118,289 in the three months ended June 30, 2007.  This resulted in a decrease in sales of $116,942, or 98.9%, from the same period a year ago.  Sales of EcaFlo® equipment and solutions have been severely impaired during the period of time that the U.S. Environmental Protection Agency (EPA) has been studying, reviewing and making determinations about our product and the requirement for an EPA product registration for “EcaFlo® Anolyte.”  By law, we have been required to restrict our marketing claims and to cause no distribution of our product to occur other than on-site generation and usage.  In addition, U.S. Statutes have prohibited us from making any public announcements regarding the registration process, or that it was occurring.  As of July 14, 2008, as written in a comprehensive letter to us from the Director of the EPA’s Antimicrobial Division, we have been notified that the EPA has agreed to expedite the review of our product and that the anticipated Agency completion date is August 18, 2008.  We fully expect sales of our EcaFlo® equipment and solutions to expand rapidly upon final receipt of our product registration number.  We know of no further data required by the EPA to complete the product registration process.  According to our oilfield distributor and industry partner, Benchmark Energy Products, Benchmark continues to market “Excelyte”™ (Benchmark’s product name for EcaFlo® Anolyte), to the oil and gas industry, but the industry, which is resistant to change, continues to use several “old technology” biocides developed during the past 30 years.  Benchmark has spent significant time and resources educating the industry about the benefits of Excelyte™ vs. the older biocides.  Testing has been conducted to confirm that the biocide most widely used in the industry today is ineffective with current well treatment practices and industry attempts to utilize increasingly poorer quality water.  Benchmark has engaged a highly regarded oil and gas industry biotechnology laboratory as an independent “expert” to help Benchmark mount a “turnaround” in industry thinking concerning the dynamic required for biocides to be effective with current well stimulation practices.  The findings reported by this laboratory have validated that Excelyte™ outperforms all other biocides for the oil and gas industry, with the single largest benefit for the oil and gas industry being that Excelyte™ is the first totally “green” biocide.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended June 30, 2008 was $1,086, a decrease of $44,715, or 97.6% from $45,801 for the three months ended June 30, 2007.  The decrease in our cost of goods sold is as a direct result of a lack of EcaFlo® equipment sales.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.  Gross profit margins decreased by 42% from the prior fiscal quarter due to a lack of EcaFlo® equipment sales, since our pricing structure allows for more profit on equipment sales than on replacement parts and laboratory testing supplies.

EXPENSES:

	Three Months Ended June 30,		Increase (Decrease)

	2008	2007	$	%

Expenses:
Professional and Administrative fees	$73,706	$320,620	$(246,914)	(77%)
Salary	125,174	153,387	(28,213)	(18%)
Depreciation and amortization	570	570	-	-
Office and miscellaneous expense	108,073	92,061	16,012	17%
Total operating expenses	307,523	566,638	(259,115)	(46%)

(Loss) from operations	(307,262)	(494,150)	(186,888)	(38%)

Other income (expense):
Finance fees	(21,740)	-	21,740	-
Interest expense	(67,510)	(213,172)	(145,662)	(68%)

Total other income (expense)	(89,250)	(213,172)	(123,922)	(58%)

Net (loss)	$(396,512)	$(707,322)	$(310,810)	(44%)

Professional and Administrative Fees

Professional and administrative fees for the three months ended June 30, 2008 were $73,706, a decrease of $246,914, or 77%, from $320,620 for the three months ended June 30, 2007.  The decrease in professional and administrative fees was the result of reducing costs associated with outside professional services and consultants while maintaining strong levels of support to meet the company’s developing business.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the three months ended June 30, 2008 was $125,174, a decrease of $28,213, or 18%, from $153,387 for the three months ended June 30, 2007.  The decrease in salary expenses was the result of decreasing hourly employee payroll expenses and reducing our engineering staff, while accomplishing the production necessary for meeting the company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for both of the three months ended June 30, 2008 and 2007 were $570.  At this point in time, we anticipate our depreciation expenses to remain stable.

Office and Miscellaneous

Office and miscellaneous expenses for the three months ended June 30, 2008 were $108,073, an increase of $16,012, from $92,061 for the three months ended June 30, 2007.  The increase in office and miscellaneous expenses was as a result of an increase in costs associated with expenses such as equipment rental and health insurance, as well as replacing some out-of-date office equipment.

(Loss) from Operations

The loss from operations for the three months ended June 30, 2008 was $307,262, versus a loss from operations of $494,150 for the three months ended June 30, 2007, a change in loss from operations of $186,888.  The decrease in the loss from operations in the second quarter of 2008 was the result of reducing payroll and inventory expenses, and our ability to produce EcaFlo® equipment more efficiently.

Finance Fees and Interest Expense

Finance fees and interest expense for the three months ended June 30, 2008 were $89,250, as compared to $213,172 for the same period in 2007.  Our finance fees and interest expense in 2008 were lower because of a decrease in loans requiring interest payments.

Net (Loss)

Our net loss for the three months ended June 30, 2008 was $396,512, a decrease of $310,810, or 44%, from $707,322 for the three months ended June 30, 2007.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

The following table summarizes selected items from the statement of operations at June 30, 2008 compared to June 30, 2007.

SALES AND COST OF GOODS SOLD:

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%

Sales	$244,167	$195,572	$48,595	25%

Cost of Goods Sold	85,819	95,372	(9,553)	(10%)

Gross Profit	158,348	100,200	58,148	58%

Gross Profit Percentage of Sales	65%	51%	--	14%

Sales

Our sales for the six months ended June 30, 2008 were $244,167 compared to sales of $195,572 in the six months ended June 30, 2007.  This resulted in an increase in sales of $48,595, or 25%, from the same period a year ago.  Sales of EcaFlo® equipment and solutions have been severely impaired during the period of time that the U.S. Environmental Protection Agency (EPA) has been studying, reviewing and making determinations about our product and the requirement for an EPA product registration for “EcaFlo® Anolyte.”  By law, we have been required to restrict our marketing claims and to cause no distribution of our product to occur other than on-site generation and usage.  In addition, U.S. Statutes have prohibited us from making any public announcements regarding the registration process, or that it was occurring.  As of July 14, 2008, as written in a comprehensive letter to us from the Director of the EPA’s Antimicrobial Division, we have been notified that the EPA has agreed to expedite the review of our product and that the anticipated Agency completion date is August 18, 2008.  We fully expect sales of our EcaFlo® equipment and solutions to expand rapidly upon final receipt of our product registration number.  We know of no further data required by the EPA to complete the product registration process. According to our oilfield distributor and industry partner, Benchmark Energy Products, Benchmark continues to market “Excelyte”™ (Benchmark’s product name for EcaFlo® Anolyte), to the oil and gas industry, but the industry, which is resistant to change, continues to use several “old technology” biocides developed during the past 30 years.  Benchmark has spent significant time and resources educating the industry about the benefits of Excelyte™ vs. the older biocides.  Testing has been conducted to confirm that the biocide most widely used in the industry today is ineffective with current well treatment practices and industry attempts to utilize increasingly poorer quality water.  Benchmark has engaged a highly regarded oil and gas industry biotechnology laboratory as an independent “expert” to help Benchmark mount a “turnaround” in industry thinking concerning the dynamic required for biocides to be effective with current well stimulation practices.  The findings reported by this laboratory have validated that Excelyte™ outperforms all other biocides for the oil and gas industry, with the single largest benefit for the oil and gas industry being that Excelyte™ is the first totally “green” biocide.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the six months ended June 30, 2008 was $85,819, a decrease of $9,553, or 10%, from $95,372 for the six months ended June 30, 2007.  Our cost of goods sold was higher in 2007 due to our FEM-3 cell replacement program.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.  Gross profit margins increased by 14% from the prior fiscal quarter because of the product mix of our sales and the decreased need for conversions associated with our FEM-3 cell replacement program.

EXPENSES:

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%
Expenses:
Professional and Administrative fees	$155,147	$454,048	$(298,901)	(66%)
Salary	319,386	388,695	(69,309)	(18%)
Depreciation and amortization	1,140	1,140	-	-
Office and miscellaneous expense	181,689	228,283	(46,594)	(20%)
Bad debt expense	37,746	-	37,746	-

Total operating expenses	695,108	1,072,166	(377,058)	(35%)

(Loss) from operations	(536,760)	(971,966)	(435,206)	(45%)

Other income (expense):
Finance fees	(26,740)	-	26,740	-
Interest expense	(129,794)	(252,737)	(122,943)	(49%)

Total other expense	(156,534)	(252,737)	(96,203)	(38%)

Net (loss)	$(693,294)	$(1,224,703)	$(531,409)	(43%)

Professional and Administrative Fees

Professional and administrative fees for the six months ended June 30, 2008 were $155,147, a decrease of $298,901, or 66%, from $454,048 for the six months ended June 30, 2007.  The decrease in professional and administrative fees was the result of reducing costs associated with outside professional services and consultants while maintaining strong levels of support to meet the company’s developing business.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise..

Salary Expenses

Salary expenses for the six months ended June 30, 2008 was $319,386, a decrease of $69,309, or 18%, from $388,695 for the six months ended June 30, 2007.  The decrease in salary expenses was the result of decreasing hourly employee payroll expenses and reducing our engineering staff, while accomplishing the production necessary for meeting the company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for both of the six months ended June 30, 2008 and 2007 were $1,140.  At this point in time we anticipate our depreciation expenses to remain stable.

Office and Miscellaneous

Office and miscellaneous expenses for the six months ended June 30, 2008 were $181,689, a decrease of $46,594, from $228,283 for the six months ended June 30, 2007.  Office and miscellaneous expenses were higher in 2007 due to some one-time equipment purchases made during that period of time.

Bad Debt

We did not incur bad debt expense during the six months ended June 30, 2007 as compared to $37,746 being expensed during the six months ended June 30, 2008.  We have historically had limited write-offs as the result of bad debts.  It is our policy to evaluate our customers’ creditworthiness prior to the sale of our products.

(Loss) from Operations

The loss from operations for the six months ended June 30, 2008 was $536,760, versus a loss from operations of $971,966 for the six months ended June 30, 2007, a change in loss from operations of $435,206.  The decrease in the loss from operations in the second quarter of 2008 was the result of an increase in sales and a decrease in professional and administrative fees and salary expenses.

Finance Fees and Interest Expense

Finance fees and interest expense for the six months ended June 30, 2008 were $156,534 as compared to $252,737 for the same period in 2007.  Our finance fees and interest expense in 2007 were high because of temporary working capital loans that had high interest rates and fees.

Net (Loss)

Our net loss for the six months ended June 30, 2008 was $693,294, a decrease of $531,409, or 43%, from $1,224,703 for the six months ended June 30, 2007.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2008 compared to December 31, 2007.

June 30,	December 31,	Increase / (Decrease)
2008	2007	$	%

Current Assets	$380,861	$437,094	$(56,233)	(13%)

Current Liabilities	677,618	286,491	(391,127)	(137%)

Working Capital (deficit)	$(296,757)	$150,603	$447,360	297%

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

As of June 30, 2008, we continue to use traditional and/or debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc.  The contract provides for an equity investment of $3,500,000 over a period of 30 months and for technology fees paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry.  As, of June 30, 2008, we have received the fourth installment of $500,000 for a total of $1,500,000 of the $3,500,000 equity investment.

Financing.  On August 17, 2006, the Company received an unsecured loan of $25,000 from Robert Lucas, at an interest rate of 19.99% per annum.  Pursuant to the note agreement, the Company agreed to issue 100,000 shares of common stock as a loan fee.  On April 3, 2007, the shares were issued.  As of June 30, 2008, the remaining principal balance of the note is $23,300.

We borrowed $16,000 on January 18, 2008 for working capital from an officer of the company.  Interest on the loan was $1,000.  The loan and interest were repaid on January 25, 2008.

On April 16, 2008, we entered into a loan agreement with an officer of the company for the principal amount of $9,000.  In addition, we agreed to pay a flat fee of $500 as interest consideration.  The principal and interest were repaid in full on May 13, 2008.

On April 23, 2008, we entered into a Securities Purchase Agreement with AD Capital, LLC, wherein we agreed to sell and AD Capital agreed to purchase up to an aggregate of $150,000 in principal amount of debentures.  Pursuant to the agreement, we issued 150,000 warrants exercisable at $0.05 per share, expiring in five years (4/23/13) and 150,000 warrants exercisable at $0.25 per share, expiring in five years (4/23/13).  The warrants and $10,000 were issued to AD Capital as payment in full for fees associated with the convertible debenture in the amount of $150,000.  The debenture was convertible by AD Capital only in the event of default by the Company in repayment of the $150,000 on or before June 25, 2008.  On May 5, 2008, we repaid the $150,000 to AD Capital; therefore the convertible debenture is null and void.  AD Capital retains the warrants as agreed.

On June 18, 2008, we entered into a loan agreement with a stockholder of the Company for the principal amount of $50,000.  Pursuant to the loan agreement, we agreed to repay the principal amount plus a flat interest fee of $2,500 by July 5, 2008.  On July 16, 2008 and August 7, 2008, we paid $30,000 and $12,500 toward the loan, respectively.

On July 15, 2008, we entered into a promissory note with The Morton Fishman Revocable Trust for the principal amount of $150,000.  In consideration for the loan, we agreed to pay The Morton Fishman Revocable Trust, from the proceeds of the loan, $10,000 in administration fees and $2,000 in legal fees associated with the transaction.  In addition, we agreed to issue warrants to purchase 200,000 shares of our common stock, exercisable for $0.05 per share and expiring 2 years from issuance (on 7/15/10).  Pursuant to the promissory note, we promised to pay The Morton Fishman Revocable Trust the principal sum of $150,000 together with interest of 16% per annum on or before August 27, 2008.  The note may be extended for an additional 45 days from August 27, 2008 by notifying The Morton Fishman Revocable Trust in writing and paying $5,000 and interest due through August 27, 2008.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2008, our cash balance was $24,956.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, proceeds from our stock acquisition agreement with Benchmark, additional sales of our common stock, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  The Company’s ability to continue as a going concern is dependent on attaining profitable operations.  The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products.  Management will consider borrowings and security sales to mitigate the effects of its cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

Current research initiatives are centered on providing specific water quality regulatory agencies with reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of EcaFlo® anolyte and catholyte solutions.  We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment arena, the petroleum industry, and with food and beverage safety control agencies.  At petroleum industry trade shows, our marketing and sales department personnel presented test results showing potential customers that aliquots of petroleum well “frac” waters treated with EcaFlo® device-generated anolyte solution showed bacterial kill in less than 5 minutes.  Furthering that data, our approach is to point out that the use of EcaFlo® solutions to obtain these successful results can eliminate the need for voluminous regulatory compliance paperwork and the higher cost associated with the use of traditional biocidal chemicals that are currently used to treat “frac” water.

We are continuing our research to identify opportunities where we can provide our innovative technology in value-added services within the food and beverage production and processing industry, medical and healthcare markets, the hospitality industry, as well as in homeland defense applications.

We are continuing to work together with Coastal Carolina University, as well as independent laboratories and other universities associated with several of our customers’ specific research requirements, to develop a more comprehensive approach to documenting test results that pertain to the use of EcaFlo® solutions in a plethora of applications.

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

On May 7, 2008, we announced that as a result of two invitations to showcase our equipment at the Chemical Biological Incident Response Force’s Indian Head Base (Maryland), our EcaFlo® equipment and solutions were accepted to be listed on the United States Department of Homeland Security’s website.

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

Consultants

John Sanders. On May 29, 2007, we entered into a consulting agreement with John Sanders, wherein Mr. Sanders agreed to assist the Company with corporate development in order to enhance the Company’s shareholder value.  The term of the agreement began on May 29, 2007 and terminated on May 28, 2008.  We agreed to pay Mr. Sanders the equivalent of $2,500 per month by issuing 50 units of our 10% convertible debenture (includes 150,000 restricted shares of common stock and 100,000 Series “C” Warrants, exercisable at $0.25 per share through December 31, 2008) and to pay for mutually agreed upon travel and expenses incurred in the performance of the agreement.  The 50 units were issued to Mr. Sanders on June 28, 2007.

CBG Advanced Studies, Inc. On September 7, 2007, we entered into a consulting agreement with CBG Advanced Studies, Inc. (“CBG”), wherein CBG agreed to assist the Company in developing appropriate and effective market penetration plans relative to the use of our EcaFlo® equipment and solutions within U.S. military and civilian decontamination market areas.  The term of the agreement began on September 7, 2007 and will terminate on August 31, 2008.  We agreed to compensate CBG with 30,000 shares of our restricted common stock on a quarterly basis and $2,000 per month for the first three (3) months, and to pay for mutually agreed upon travel and expenses incurred in the performance of the agreement.

TEN Associates, LLC.  On March 3, 2008, we entered into a consulting agreement with TEN Associates, LLC (Tom Nelson), wherein TEN Associates agreed to provide the Company with investor relations services.  The term of the agreement began on March 3, 2008 and  terminated on June 3, 2008.  We agreed to compensate TEN Associates with $3,000 per month for the three months.

Duke Van Kalken.  On June 30, 2008, we entered into a contractor agreement with Duke Van Kalken, President of Aquastel, for a period of one year.  Mr. Van Kalken will provide assistance to the Company with marketing and sales, and will be paid a commission on equipment sales as compensation.

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

Supply Agreement with D2W2, LLC

On June 6, 2008, we entered into a supply agreement with D2W2, LLC, wherein D2W2 agreed to purchase our products (certain electro-chemical activation equipment) for resale. The term of the agreement commenced on June 6, 2008 and will continue for two years and shall automatically renew for a full five year term provided satisfactory marketing, testing and sales progress is made by D2W2, and, shall continue thereafter, year to year, upon the same terms and conditions, unless either party notifies the other that it wishes to renegotiate or terminate.

Exclusive Supply Agreement with Aquastel, Inc.

On August 22, 2006, we entered into a supply agreement with Aquastel, Inc., wherein Aquastel agreed to supply us with C-50 and C-100 cells on an exclusive basis in the United States.  The term of the agreement is for 3 years, terminating on August 22, 2009.  At the end of the term, the parties will attempt to renegotiate in good faith to extend the agreement.

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

Off-Balance Sheet Arrangements.

As of June 30, 2008, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions.  During the years ended December 31, 2007 and 2006, our three largest customers represented 52%, 11%, and 7%, and 35%, 16%, and 14% of sales, respectively.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.

We evaluate the collectibility of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Item 4. Controls and Procedures.

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

As a result of our deficiency in working capital at June 30, 2008, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, future equity private placements with traditional financing firms and/or with an industry partner, or debt facilities.

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history.  However, our management team has extensive experience in project development and managing corporate assets.  A highly successful professional who brings more than three decades of business development experience to us from the environmental engineering industry heads our marketing and sales department.  The Company’s engineering department is headed by a former member of the military, who has expertise that centers on the primary mechanical and electrical aspects of our technologies.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in our intended industries.  Outside of the high levels of expertise noted above and our concentrated effort to be the leading provider in our industries, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

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

To achieve profitable operations, we must successfully act on the factors stated above, along with continually developing ways to enhance our production efforts, now that we are commencing production in the EcaFlo® Division.

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

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations.  Furthermore, the commercialization expenses of our EcaFlo® Division will be substantial, i.e., in excess of the amount of cash that we currently have.  Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding.  As a result of our low-priced stock, and our continuous need for additional capital, we may consider issuing significant amounts of our common stock in exchange for either debt or equity.  The continued issuance of our common stock would have a substantial dilutive impact on our current stockholders.  If we are unable to obtain additional equity or debt financing, we may be forced to terminate operations.

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

On May 19, 2008, we issued 5,000,000 shares of our common stock to Benchmark Performance Group, Inc., pursuant to our Stock Acquisition Agreement dated June 20, 2007.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances

On July 15, 2008, we agreed to issue warrants to purchase 200,000 shares of our common stock, exercisable for $0.05 per share and will expire 2 years from issuance to The Morton Fishman Revocable Trust pursuant to the promissory executed on July 15, 2008.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 18, 2008, we issued 30,000 shares of our restricted common stock to Gerald H. Turley pursuant to his consulting agreement dated September 7, 2007.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2008.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the second quarter of 2008.

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

Date: August 12, 2008