Form 10-K/A
period 2007-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2008-09-24
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
Amendment No. 1

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

*EXPLANATORY NOTE – The Registrant is amending this Form 10-K to revise certain language in Item 9a (T) Controls and Procedures and to revise certain language in Exhibit 31. No changes were made to the financial statements or other disclosures in the Form 10-K for the year ended December 31, 2007.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2007

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

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$--	--

Equity compensation plans not approved by stockholders	0	$0.116	1,171,316	(1)

Total	0	$0.116	1,171,316
(1)	Includes 925,000 options from the 2002 plan, 102,000 shares from the 2003 plan and 144,316 shares from the 2004 plan, available for issuance.

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

Results of Operations for the Fiscal Year Ended December 31, 2007 and 2006

The following table summarizes selected items from the statement of operations at December 31, 2007 compared to December 31, 2006.

SALES AND COST OF GOODS SOLD:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Sales	$411,179	$434,304	$(23,125)	(5%)

Cost of Goods Sold	164,897	233,389	(68,492)	(29%)

Gross Profit	246,282	200,915	45,367	23%

Gross Profit Percentage of Sales	60%	46%	--	30%

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2007 compared to December 31, 2006.

	December 31,	December 31,	Increase / (Decrease)
	2007	2006	$	%

Current Assets	$437,094	$253,351	$183,743	73%

Current Liabilities	$286,491	$623,721	$(337,230)	(54%)

Working Capital (deficit)	$150,603	$(370,370)	$520,973	--

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

We evaluate the collectability of accounts receivable regularly and it is their policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.  As of December 31, 2007 and 2006, there was no reserve for bad debts.

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

ITEM 9a (T).                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, William E. Prince, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Prince concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
William E. Prince,
CEO/President/Director	2007	$115,267	-0-	-0-	$54,287	-0-	-0-	-0-	$169,554.00
	2006	$74,400	-0-	$8,400	-0-	-0-	-0-	$12,417.81	$95,217.81
	2005	$74,400	-0-	-0-	-0-	-0-	-0-	-0-	$74,400.00

Marion C. Sofield,
Executive Vice President/Secretary/ Director	2007	$92,964	-0-	-0-	$27,144	-0-	-0-	-0-	$120,108

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

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

By: /s/ William Prince________________
       William E. Prince, President

Date: September 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Prince	President, CEO, Chairman,	September 18, 2008
William E. Prince	Chief Accounting Officer

/s/ Marion Sofield	Vice President of Operations,	September18, 2008
Marion Sofield	Secretary, Director

/s/ E. Wayne Kinsey	Director	September 18, 2008
E. Wayne Kinsey III

/s/ David Harry	Director	September 18, 2008
David N. Harry

/s/ Valgene Dunham	Director	September 18, 2008
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

Weaver & Martin LLC
Kansas City, Missouri
March 31, 2008

Integrated Environmental Technologies, Ltd.
and Subsidiary
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current Assets:
Cash	$72,334	$22,187
Cash, restricted	-	50,000
Accounts receivable	49,184	4,282
Inventory	309,634	170,940
Deposits and prepaid expenses	5,942	5,942

Total current assets	437,094	253,351

Equipment	13,045	13,045
Accumulated depreciation	(8,552)	(6,272)

Total building and equipment	4,493	6,773

	$441,587	$260,124
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$91,817	$175,158
Accrued expenses	96,374	173,780
Notes payable	98,300	274,783

Total current liabilities	286,491	623,721

Convertible notes	288,306	38,510

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 68,010,467 and 47,142,383 shares issued
and outstanding at 12/31/07 and 12/31/06	68,010	47,142
Stock not issued, 120,000 and 268,000 shares
at 12/31/07 and 12/31/06	120	268
Paid-in capital	6,801,733	4,584,956
Unamortized cost of stock & warrants issued for consulting	(18,418)	-
Retained earnings (deficit)	(6,984,655)	(5,034,473)

Total shareholders' equity (deficit)	(133,210)	(402,107)

Total liabilities and shareholders' equity (deficit)	$441,587	$260,124

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.
and Subsidiary
Consolidated Statement of Operations

	Year Ended December 31,
	2007	2006
Sales	$411,179	$434,304
Cost of sales	164,897	233,389

Gross profit	246,282	200,915

Professional and administrative fees	581,948	553,029
Salary	748,911	619,068
Depreciation and amortization	2,280	65,415
Office & miscellaneous expense	485,461	537,597

	1,818,600	1,775,109

Loss from operations	(1,572,318)	(1,574,194)

Other income (expense):
Interest income	-	3,660
Interest expense	(377,864)	(39,596)

	(377,864)	(35,936)

Net loss	$(1,950,182)	$(1,610,130)

Net loss per share basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding	57,452,604	39,849,757

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
and Subsidiary
Consolidated Statement of Stockholders’ Equity

			Paid In Capital	Stock Bought or Earned Not Issued	Unamortized Consulting Cost	Retained Earnings (Deficit)	Total Shareholders' Deficit

	Common stock
	Shares	Amount
Balance December 31, 2005	35,197,793	$35,198	$3,760,984	$-	$(49,096)	$(3,424,343)	322,743

Stock sold	10,350,000	10,350	565,650	-	-	-	576,000
Stock for employee services	544,000	544	83,448	168	-	-	84,160
Warrants issued with convertible notes	-	-	22,300	-	-	-	22,300
Convertible note converted into stock	540,000	540	39,960	-	-	-	40,500
Stock issued for a loan or interest costs	510,590	510	112,614	100	-	-	113,224
Amortization of consulting cost	-	-	-	-	49,096	-	49,096
Net loss	-	-	-	-	-	(1,610,130)	(1,610,130)
Balance December 31, 2006	47,142,383	47,142	4,584,956	268	-	(5,034,473)	(402,107)

Stock previously authorized and now issued	268,000	268	(404)	(268)	-	-	(404)
Stock sold	12,236,000	12,236	1,227,313	-	-	-	1,239,548
Warrants exercised	2,350,000	2,350	291,400	-	-	-	293,750
Stock for services	2,782,684	2,783	196,565	120	(18,418)	-	181,050
Warrants and options issued for services	-	-	242,494	-	-	-	242,494
Convertible note converted into stock	1,608,400	1,608	68,103	-	-	-	69,711
Stock issued for a loan or interest costs	1,050,000	1,050	54,750	-	-	-	55,800
Stock issued for accrued expenses	573,000	573	56,727	-	-	-	57,300
Beneficial conversion feature	-	-	79,830	-	-	-	79,830
Net loss	-	-	-	-	-	(1,950,182)	(1,950,182)
Balance December 31, 2007	68,010,467	$68,010	$6,801,733	$120	$(18,418)	$(6,984,655)	$(133,210)

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
and Subsidiary
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,950,182)	$(1,610,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,280	6,093
Accretion of interest on convertible notes	116,569	10,810
Stock issued for loan or interest costs	60,511	6,000
Stock, options, warrants, and convertible notes issued for services	466,723	245,495
Termination of license agreement	-	59,322
Beneficial conversion	79,830	-
Changes in operating assets and liabilities:
Cash, restricted	50,000	-
Accounts receivable	(44,902)	(3,236)
Inventory	(138,694)	(14,401)
Deposits and prepaid expenses	-	109,430
Accounts payable	(60,859)	103,406
Accrued expenses	(77,406)	136,021

Cash used in operating activities	(1,496,130)	(951,190)

Cash flows from financing activities:
Proceeds from notes payable	85,000	224,507
Payments on notes payable	(196,483)	-
Proceeds from the exercising of warrants	293,750	22,300
Proceeds from the sale of convertible notes	124,461	27,700
Proceeds from the sale of common stock and warrants	1,239,549	576,000

Cash provided by financing activities	1,546,277	850,507

Decrease in cash	50,147	(100,683)

Cash beginning of period	22,187	122,870

Cash end of period	$72,334	$22,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,556	$14,925
Cash paid for income taxes	-	-

Non-cash financing activities:

Stock and warrants issued for services	$507,623	$200,655
Notes converted to stock	$125,711	$-

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation, or cash flows.

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

NOTE 3 - NOTES PAYABLE

	Year Ended December 31,
	2007	2006
Line of credit - Crescent Bank	$--	$50,275
DaVinci-Franklin Fund I, LLC Note	--	75,000
Defense Technology Systems Note	50,000	50,000
Red River Capital Note	25,000	25,000
Notes payable to individuals	23,300	74,508
	$98,300	$274,783

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

During the year ended December 31, 2007, we sold 702 units consisting of 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 2,106,000 shares of common stock, and 1,404,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) for a total purchase price of $351,000 (see Note 4).

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

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding: 01/01/06	-	$0.000	12,330,000	$0.510
Granted	-	-	500,000	0.250
Cancelled	-	-	(6,680,000)	0.740
Exercised	-	-	-	-
Outstanding 1/1/07	-	-	6,150,000	0.250
Granted	1,075,000	0.116	3,704,000	0.160
Cancelled	-	-	(2,300,000)	0.011
Exercised	-	-	(2,350,000)	0.125
Outstanding12/31/07	1,075,000	0.116	5,204,000	$0.249

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

The components of our deferred tax asset are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$2,290,000	$1,736,000
Total deferred tax assets	2,290,000	1,736,000

Less: Valuation allowance	(2,290,000)	(1,736,000)
Net deferred tax assets	$--	$--

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