Form 10-Q/A
period 2008-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2008-09-24
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

*EXPLANATORY NOTE – The Registrant is amending this Form 10-Q to revise certain language in Item 4T Controls and Procedures and to revise certain language in Exhibit 31. No changes were made to the financial statements or other disclosures in the Form 10-Q for the quarter ended March 31, 2008.

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

	For the Three Months Ended
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

	For the Three Months Ended
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

Note 3 - Notes payable

Notes payable consisted of the following at March 31, 2008:

Note payable, unsecured, bearing interest at a rate of 10% per annum (see Note 8)	$35,000
Note payable, unsecured, bearing interest at a rate of 10% per annum, matured September 30, 2006, unable to locate lender.	50,000
Note payable, unsecured, non-interest bearing, unable to locate lender	25,000
Notes payable, unsecured, bearing interest at rate of 18% per annum, with monthly principal and interest payments.	23,300
$133,300

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

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Options	Average Price	Warrants	Average Price
Outstanding 01/01/08	1,075,000	$0.116	5,204,000	$0.249
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 03/31/08	1,075,000	$0.116	5,204,000	$0.249

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

On April 23, 2008, we entered into a Share Purchase Agreement with AD Capital, LLC (“AD Capital”).  Pursuant to the agreement, AD Capital has agreed to purchase up to an aggregate of $150,000 and a minimum of $60,000 in convertible debentures from us.  Further, we have agreed to pay a due diligence fee in the amount of $10,000 and issue warrants to purchase up to 300,000 shares of our common stock, of which 150,000 are exercisable at a strike price of $0.05 per share and the remaining 150,000 are exercisable at $0.25 per share.  As of March 31, 2008, AD Capital had advanced $35,000 towards the agreement.  We paid $5,000 of the due diligence fee, receiving net proceeds of $30,000.  The remaining $115,000 was funded during April 2008 net of the due diligence fee, and the complete short-term note was re-paid to AD Capital in full on May 5, 2008.
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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008 compared to December 31, 2007.

	March 31,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$318,587	$455,512	$(136,925)	(30%)

Current Liabilities	734,084	574,797	159,287	28%

Working Capital (deficit)	$(415,497)	$(119,285)	$296,212	248%

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
(Registrant)

By: /s/ William Prince_____________________
      William E. Prince, Chief Executive Officer
And Principal Financial Officer (On behalf of
      the registrant and as principal accounting
      officer)

Date: September 18, 2008