Form 10-Q/A
period 2008-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2008-09-24
CIK 1084031

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

*EXPLANATORY NOTE – The Registrant is amending this Form 10-Q to revise certain language in Item 4 Controls and Procedures and to revise certain language in Exhibit 31. No changes were made to the financial statements or other disclosures in the Form 10-Q for the quarter ended June 30, 2008.

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