Form 10-Q
period 2008-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2008-11-13
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2008

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 5, 2008, was 78,130,467 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	Unaudited	Audited
Current Assets:
Cash	$52,256	$72,334
Accounts receivable	70,415	49,184
Inventory	262,048	309,634
Prepaid expenses	38,206	5,942

Total current assets	422,925	437,094

Equipment	13,045	13,045
Accumulated depreciation	(10,131)	(8,552)

Total building and equipment	2,914	4,493

	$425,839	$441,587

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$72,130	$91,817
Accrued expenses	36,037	96,374
Notes payable	96,652	98,300
Convertible notes	437,868	-

Total current liabilities	642,687	286,491

Convertible notes	-	288,306

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 78,100,467 and 68,070,467 shares issued and outstanding at September 30, 2008 and December 31, 2007	78,100	68,010
Stock bought not issued, 30,000 and 120,000 shares at September 30, 2008 and December 31, 2007	30	120
Paid-in capital	7,714,387	6,783,315
Retained earnings (deficit)	(8,009,365)	(6,984,655)

Total shareholders' equity (deficit)	(216,848)	(133,210)

Total liabilities and shareholders' equity (deficit)	$425,839	$441,587

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Sales	$399,064	$410,640	$154,897	$215,067
Cost of sales	156,958	164,804	71,439	69,432

Gross profit	242,106	245,836	83,458	145,635

Professional and administrative fees	206,554	515,937	51,407	61,888
Salary	476,027	584,138	156,641	195,443
Depreciation and amortization	1,579	1,710	439	570
Office & miscellaneous expense	293,487	314,831	111,797	86,549
Bad debt expense	37,841	-	95	-
Total operating expenses	1,015,488	1,416,616	320,379	344,450

Loss from operations	(773,382)	(1,170,780)	(236,921)	(198,815)

Other income (expense):
Finance fees	(44,654)	-	(17,914)	-
Interest expense	(206,675)	(303,364)	(76,881)	(50,627)
Total other income (expense)	(251,329)	(303,364)	(94,795)	(50,627)

Net loss	$(1,024,711)	$(1,474,144)	$(331,716)	$(249,442)

Weighted average shares outstanding	71,250,905	54,422,792	75,086,989	62,532,014
Net loss per share basic and diluted	$(0.01)	$(0.03)	$(0.00)	$(0.00)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,024,711)	$(1,474,144)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,579	1,710
Accretion of interest on convertible notes	149,562	77,034
Stock and options issued for loan or interest costs	-	2,620
Stock, options and warrants issued for services	41,072	477,665
Beneficial Conversion	-	79,830
Changes in operating assets and liabilities:
Cash, restricted	-	50,000
Accounts receivable	(21,231)	(75,429)
Inventory	47,586	(68,531)
Deposits and prepaids	(32,264)	(19,467)
Accounts payable	(19,687)	(63,984)
Accrued expenses	(60,336)	(45,864)

Cash used in operating activities	(918,430)	(1,058,560)

Cash flows from financing activities:
Notes payable, net	(1,648)	(60,685)
Proceeds from exercise of warrants	-	293,750
Proceeds from sale of convertible notes	-	124,461
Proceeds from the sale of common stock	900,000	739,539

Cash provided by financing activities	898,352	1,097,065

Decrease in cash	(20,078)	38,505
Cash beginning of period	72,334	22,187
Cash end of period	$52,256	$60,692

Supplemental disclosure of cash flow information:
Cash paid for interest	$62,916	$34,214
Cash paid for income taxes	$-	$-

Non-cash financing activities:

Stock and warrants issued for services	$22,654	$554,645
Notes converted to stock	$-	$69,712

See notes to condensed consolidated financial statements.

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

Note 3 - Notes payable

Notes payable consisted of the following at September 30, 2008:

Note payable, unsecured, bearing interest at a rate of 10% per annum; unable to locate lender.	$ 50,000
Note payable, unsecured, non-interest bearing; unable to locate lender	25,000
Notes payable, unsecured, with a variable interest rate, and monthly principal and interest payments (see Note 7).	21,652
$ 96,652

On July 15, 2008, we entered into a Promissory Note Agreement with The Morton Fishman Revocable Trust.  Pursuant to the agreement, Mr. Fishman agreed to loan the Company $150,000 at an interest rate of 16% per annum, due on or before August 27, 2008.  The Company agreed to pay administration and legal fees of $12,000, which were deducted from the net proceeds of the loan.  Further, we agreed to issue warrants to purchase up to 200,000 shares of our common stock at a strike price of $0.05 per share, which expire July 15, 2010.  The note agreement allowed for a one-time extension of 45 days for an additional fee of $5,000.  The loan was repaid in full on August 27, 2008.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 4 - Convertible notes payable

As of September 30, 2008, we had convertible loans totaling $501,000, accruing interest at a rate of 10% per annum payable semi-annually and maturing on January 2, 2009.  We accrete interest between the date of issuance of the units and the maturity date for the convertible notes to reflect the difference between what was received for the notes and what will be paid at maturity.  As of the nine-month periods ended September 30, 2008 and 2007, we had expensed interest of $149,562 and $58,575, respectively.  At September 30, 2008, we had $63,132 of un-accreted interest which will be expensed in fiscal 2008.

Note 5 – Common stock

On July 18, 2008, we issued 30,000 previously authorized shares of common stock for services.

On June 20, 2007, the Company entered into a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of common stock for a total purchase price of $3,500,000 or $0.10 per share.  On June 27, 2007, 5,000,000 shares were issued pursuant to the agreement for cash proceeds of $188,000 and the conversion of $312,000 that was a deposit for equipment to be purchased, for a total of $500,000.  On October 31, 2007, an additional 5,000,000 shares were issued pursuant to the agreement.  On May 19, 2008, concurrent with the receipt by us of $500,000, the Company issued an additional 5,000,000 shares of our common stock.  On August 26, 2008, the Company entered into an addendum to the Stock Acquisition Agreement, by which IET and Benchmark agreed to an acceleration of the fifth installment for a reduced price of $400,000.  This amount was received by us on August 27, 2008, resulting in total proceeds received to date of $1,900,000.  The Company issued 5,000,000 shares of our common stock on September 18, 2008 in consideration of receipt of the expedited fifth installment.

The remaining 15,000,000 shares will be issued pursuant to the agreement under the terms as follows:  (1) Benchmark will issue a payment in the amount of $500,000 on or before April 30, 2009.  Upon receipt of this payment, the Company will cause to be issued 5,000,000 shares of common stock.  Upon issuance of each 10,000,000 shares, the Company will initiate a registration of the shares; (2) on or before October 31, 2009, Benchmark will issue final payment in the amount of $1,000,000.  Upon receipt, the Company will cause to be issued 10,000,000 shares of common stock and initiate a final registration for the remaining unregistered shares.

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

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

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

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/08	1,075,000	$0.116	5,204,000	$0.25
Granted	-	-	500,000	0.15
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 09/30/08	1,075,000	$0.116	5,704,000	$0.24

Note 7 – Related-party transactions

We have consulting agreements with a shareholder and a Director requiring payments of $2,500 per month for each.  Additionally, on August 26, 2008, we entered into a consulting agreement with another shareholder for a period of six months for compensation of $5,000 per month.  As of September 30, we recorded $55,000 in consulting fee expense.

We have employment agreements with two of our executives whereby we have agreed to annual compensation in the amount of $240,000.  As of September 30, 2008, the future minimum payments are as follows:

Related-party compensation requirements
2008	$60,000
2009	240,000
2010	240,000
2011	240,000
Total	$780,000

On August 17, 2006, the Company received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  As of September 30, 2008, the remaining principal balance of the note is $21,652.

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

On June 18, 2008, we borrowed $50,000 from a shareholder.  Pursuant to the loan agreement, the Company agreed to repay the principal and a flat interest fee of $2,500 by July 5, 2008.  On July 3, the Company entered into an agreement to extend the due date through August 5, 2008 in exchange for the refurbishment of a FEM-model piece of equipment at no cost for labor or materials.  $30,000 was paid toward this loan on July 16, 2008, $12,500 was repaid on August 7, 2008, and the balance of $10,000 was repaid on August 27, 2008.

On August 14, 2008, we borrowed $5,000 from an officer of the company.  There was no interest on the loan.  $4,000 was paid toward the loan on August 20, 2008, and the balance of $1,000 was repaid on August 27, 2008.

On August 14, 2008, we borrowed $10,000 from a shareholder.  There was no interest on the loan.  On August 27, 2008, we paid $7,500 toward the loan.  The $2,500 loan balance was repaid on September 5, 2008.

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

Note 9 – Subsequent events

On October 17, 2008, we issued 30,000 previously authorized shares of common stock for services.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filing of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We have incurred losses since inception.  For the nine months ended September 30, 2008, we had a net loss of $1,024,711 as compared to a net loss of $1,474,144 for the nine months ended September 30, 2007.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share.  The purchase price will be paid in seven (7) installments over a period of 30 months.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it is in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  As of September 30, 2008, we have received five installments for a total of $1,900,000.  From the remaining sixth and seventh installments we anticipate receiving a total of $1,500,000 ($500,000 in April 2009 and $1,000,000 in October 2009).

In connection with the Stock Acquisition Agreement, we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solutions in Oilfield Applications to Benchmark.

Recent Developments

On August 18, 2008, we received our product registration for EcaFlo® Anolyte from the United States Environmental Protection Agency (“EPA”).  This registration process has been completed in order to make important marketing and efficacy claims about our EcaFlo® Anolyte product and its ability to be used as a high-level (hospital) disinfection/antimicrobial product.  Additionally, other business models are now allowed because this registration permits the distribution of EcaFlo® Anolyte by container, as well as for use onsite where produced.  The US EPA has conducted thorough investigations of the scientific data relative to EcaFlo® Anolyte, as well as requiring a full battery of independent, yet Company-sponsored, lab testing which was performed by fully-certified, EPA-approved labs.  Based on the results of this extensive research, we have been granted our registration of EcaFlo® Anolyte.  This product is a highly effective, “green” biocide that may be used for hard-surface disinfection for many applications, including medical, dental, veterinary, schools, gyms and sports equipment; bacteria control for food safety; oil and gas; water treatment; and infection control.  A copy of the press release we issued in reference to the above is attached hereto as exhibit 99.1.

On September 10, 2008, we issued a press release announcing that we continue to sell EcaFlo® equipment to a leading North Carolina-based supplier of janitorial and sanitation products and solutions primarily involved in supplying state, county and local governments with disinfecting and sanitizing products.  A copy of the press release is attached hereto as exhibit 99.2.

On September 24, 2008, we issued another press release announcing the sale of additional EcaFlo® equipment to two new customers representing interests in new market areas.  One company is promoting the use of EcaFlo® equipment and solutions in agricultural industry, for use in livestock area surface disinfection.  The other company plans to use the EcaFlo® equipment to produce solutions to effectively treat biofilm build-up and various other agricultural applications, such as veterinary clinics and dairy processing facilities that require thorough and dependable hard surface disinfection.  A copy the press release is attached hereto as exhibit 99.3.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

The following table summarizes selected items from the statement of operations at September 30, 2008 compared to September 30, 2007.

SALES AND COST OF GOODS SOLD:

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Sales	$154,897	$215,067	$(60,170)	(28%)

Cost of Goods Sold	71,439	69,432	2,007	3%

Gross Profit	83,458	145,635	(62,177)	(43%)

Gross Profit Percentage of Sales	54%	68%	--	(14%)

Sales

Our sales for the three months ended September 30, 2008 were $154,897 compared to sales of $215,067 in the three months ended September 30, 2007.  This resulted in a decrease in sales of $60,160, or 28%, from the same period a year ago.  Sales of EcaFlo® equipment and solutions were severely impaired during the period of time that the U.S. Environmental Protection Agency (EPA) was studying, reviewing and making determinations about our product and the requirement for an EPA product registration for “EcaFlo® Anolyte.”  By law, we were required to restrict our marketing claims and to cause no distribution of our product to occur other than on-site generation and usage.  On August 18, 2008 we received our product registration for EcaFlo® Anolyte from the EPA.  We fully expect sales of our EcaFlo® equipment and solutions to expand rapidly from the receipt of our product registration number.

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

In addition, Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has expressed an interest in obtaining some level of exclusivity, completes its laboratory analysis and field testing of anolyte. The analysis and testing is expected to be completed in the last quarter of 2008 or the first of 2009.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended September 30, 2008 was $71,439, an increase of $2,007, or 3% from $69,432 for the three months ended September 30, 2007.  The increase in our cost of goods sold is as a result of moderate price increases in regular inventory and some extraordinary expenses for products sold into Canada.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

Gross profit margins decreased by 14% from the prior fiscal quarter due to a lack of EcaFlo® equipment sales, since our pricing structure allows for more profit on equipment sales than on replacement parts and laboratory testing supplies.

EXPENSES:

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Expenses:
Professional and administrative fees	$51,407	$61,888	$(10,481)	(17%)
Salary	156,641	195,443	(38,802)	(20%)
Depreciation and amortization	439	570	(131)	(23%)
Office and miscellaneous expense	111,797	86,549	25,248	29%
Bad debt expense	95	-	95	-
Total operating expenses	320,379	344,450	(24,071)	(7%)

(Loss) from operations	(236,921)	(198,815)	38,106	19%

Other income (expense):
Finance fees	(17,914)	-	17,914	-
Interest expense	(76,881)	(50,627)	26,254	52%
Total other income (expense)	(94,795)	(50,627)	44,168	87%

Net (loss)	$(331,716)	$(249,442)	$82,274	33%

Professional and Administrative Fees

Professional and administrative fees for the three months ended September 30, 2008 were $51,407, a decrease of $10,481, or 17%, from $61,888 for the three months ended September 30, 2007.  The decrease in professional and administrative fees was the result of reducing costs associated with outside professional services and consultants while maintaining strong levels of support to meet the company’s developing business.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the three months ended September 30, 2008 was $156,641, a decrease of $38,802, or 20%, from $195,443 for the three months ended September 30, 2007.  The decrease in salary expenses was the result of decreasing hourly employee payroll expenses and reducing our engineering staff, while accomplishing the production necessary for meeting the company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2008 were $439, a decrease of $131, or 23%, from $570 for the three months ended September 30, 2007.  At this point in time, we anticipate our depreciation expenses to remain fairly steady.

Office and Miscellaneous

Office and miscellaneous expenses for the three months ended September 30, 2008 were $111,797, an increase of $25,248, from $86,549 for the three months ended September 30, 2007.  The increase in office and miscellaneous expenses was as a result of an increase in costs associated with expenses such as equipment rental and health insurance, as well as replacing some out-of-date office equipment.

Bad Debt

We did not incur bad debt expense during the three months ended September 30, 2007 as compared to $95 being expensed during the three months ended September 30, 2008.  We have historically had limited write-offs as the result of bad debts.  It is our policy to evaluate our customers’ creditworthiness prior to the sale of our products.

(Loss) from Operations

The loss from operations for the three months ended September 30, 2008 was $236,921, versus a loss from operations of $198,815 for the three months ended September 30, 2007, a change in loss from operations of $38,106.  The increase in the loss from operations in the third quarter of 2008 was the result of expenses incurred in inventory.

Finance Fees and Interest Expense

Finance fees and interest expense for the three months ended September 30, 2008 were $94,795, as compared to $50,627 for the same period in 2007.  Our finance fees and interest expense in 2008 were higher because of an increase in loans requiring interest payments.

Net (Loss)

Our net loss for the three months ended September 30, 2008 was $331,716, an increase of $82,274, or 32%, from $249,442 for the three months ended September 30, 2007.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

The following table summarizes selected items from the statement of operations at September 30, 2008 compared to September 30, 2007.

SALES AND COST OF GOODS SOLD:

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Sales	$399,064	$410,640	$(11,576)	(3%)

Cost of Goods Sold	156,958	164,804	(7,846)	(5%)

Gross Profit	242,106	245,836	(3,730)	(2%)

Gross Profit Percentage of Sales	61%	60%	--	1%

Sales

Our sales for the nine months ended September 30, 2008 were $399,064 compared to sales of $410,640 in the nine months ended September 30, 2007.  This resulted in a decrease in sales of $11,576, or 3%, from the same period a year ago.  Sales of EcaFlo® equipment and solutions were severely impaired during the period of time that the U.S. Environmental Protection Agency (EPA) was studying, reviewing and making determinations about our product and the requirement for an EPA product registration for “EcaFlo® Anolyte.”  By law, we were required to restrict our marketing claims and to cause no distribution of our product to occur other than on-site generation and usage.  On August 18, 2008 we received our product registration for EcaFlo® Anolyte from the EPA.  We fully expect sales of our EcaFlo® equipment and solutions to expand rapidly from the receipt of our product registration number.

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

In addition, Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has expressed an interest in obtaining some level of exclusivity, completes its laboratory analysis and field testing of anolyte. The analysis and testing is expected to be completed in the last quarter of 2008 or the first of 2009.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the nine months ended September 30, 2008 was $156,958, a decrease of $7,846, or 5%, from $164,804 for the nine months ended September 30, 2007.  Our cost of goods sold was higher in 2007 due to our FEM-3 cell replacement program.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.  Gross profit margins increased by 1% from the prior fiscal quarter because of the product mix of our sales and the decreased need for conversions associated with our FEM-3 cell replacement program.

EXPENSES:

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Expenses:
Professional and Administrative fees	$206,554	$515,937	$(309,383)	(60%)
Salary	476,027	584,138	(108,111)	(19%)
Depreciation and amortization	1,579	1,710	(131)	(8%)
Office and miscellaneous expense	293,487	314,831	(21,344)	(7%)
Bad debt expense	37,841	-	37,841	-
Total operating expenses	1,015,488	1,416,616	(401,128)	(28%)

(Loss) from operations	(773,382)	(1,170,780)	(397,398)	(34%)

Other income (expense):
Finance fees	(44,654)	-	44,654	-
Interest expense	(206,675)	(303,364)	(96,689)	(32%)
Total other expense	(251,329)	(303,364)	(52,035)	(18%)

Net (loss)	$(1,024,711)	$(1,474,144)	$(449,433)	(30%)

Professional and Administrative Fees

Professional and administrative fees for the nine months ended September 30, 2008 were $206,554, a decrease of $309,383, or 60%, from $515,937 for the nine months ended September 30, 2007.  The decrease in professional and administrative fees was the result of reducing costs associated with outside professional services and consultants while maintaining strong levels of support to meet the company’s developing business.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the nine months ended September 30, 2008 was $476,027, a decrease of $108,111, or 19%, from $584,138 for the nine months ended September 30, 2007.  The decrease in salary expenses was the result of decreasing hourly employee payroll expenses and reducing our engineering staff, while accomplishing the production necessary for meeting the company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2008 and 2007 were $1,579 and $1,710.  At this point in time we anticipate our depreciation expenses to remain stable.

Office and Miscellaneous

Office and miscellaneous expenses for the nine months ended September 30, 2008 were $293,487, a decrease of $21,344, from $314,831 for the nine months ended September 30, 2007.  Office and miscellaneous expenses were higher in 2007 due to some one-time equipment purchases made during that period of time.

Bad Debt

We did not incur bad debt expense during the nine months ended September 30, 2007 as compared to $37,841 being expensed during the nine months ended September 30, 2008.  We have historically had limited write-offs as the result of bad debts.  It is our policy to evaluate our customers’ creditworthiness prior to the sale of our products.

(Loss) from Operations

The loss from operations for the nine months ended September 30, 2008 was $773,382, versus a loss from operations of $1,170,780 for the nine months ended September 30, 2007, a change in loss from operations of $397,398.  The decrease in the loss from operations in the third quarter of 2008 was the result of an increase in sales and a decrease in professional and administrative fees and salary expenses.

Finance Fees and Interest Expense

Finance fees and interest expense for the nine months ended September 30, 2008 were $251,329 as compared to $303,264 for the same period in 2007.  Our finance fees and interest expense in 2007 were high because of temporary working capital loans that had high interest rates and fees.

Net (Loss)

Our net loss for the nine months ended September 30, 2008 was $1,024,711, a decrease of $449,433, or 30%, from $1,474,144 for the nine months ended September 30, 2007.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$422,925	$437,094	$(14,169)	(3%)

Current Liabilities	642,687	286,491	356,196	124%

Working Capital (deficit)	$(219,762)	$150,603	$370,365	246%

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

As of September 30, 2008, we continue to use traditional and/or debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc.  The contract provides for an equity investment of $3,500,000 over a period of 30 months in 7 installments and for technology fees paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it is in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  As of September 30, 2008, we have received five installments for a total of $1,900,000.  From the remaining sixth and seventh installments we will receive a total of $1,500,000 ($500,000 in April 2009 and $1,000,000 in October 2009).  A copy of the addendum is attached hereto as exhibit 10.21.

Financing.  On August 17, 2006, the Company received an unsecured loan of $25,000 from Robert Lucas, at an interest rate of 19.99% per annum.  Pursuant to the note agreement, the Company agreed to issue 100,000 shares of common stock as a loan fee.  On April 3, 2007, the shares were issued.  As of September 30, 2008, the remaining principal balance of the note is $21,652.

On June 18, 2008, we entered into a loan agreement with a stockholder of the Company for the principal amount of $50,000.  Pursuant to the loan agreement, we agreed to repay the principal amount plus a flat interest fee of $2,500 by July 5, 2008.  On July 16, 2008 and August 7, 2008, we paid $30,000 and $12,500 toward the loan and the remaining balance of $10,000 was repaid on August 27, 2008.

On July 15, 2008, we entered into a promissory note with The Morton Fishman Revocable Trust for the principal amount of $150,000.  In consideration for the loan, we agreed to pay The Morton Fishman Revocable Trust, from the proceeds of the loan, $10,000 in administration fees and $2,000 in legal fees associated with the transaction.  In addition, we agreed to issue warrants to purchase 200,000 shares of our common stock, exercisable for $0.05 per share and expiring 2 years from issuance (on 7/15/10).  Pursuant to the promissory note, we promised to pay The Morton Fishman Revocable Trust the principal sum of $150,000 together with interest of 16% per annum on or before August 27, 2008.  The note may be extended for an additional 45 days from August 27, 2008 by notifying The Morton Fishman Revocable Trust in writing and paying $5,000 and interest due through August 27, 2008. The loan was repaid in full on August 27, 2008.

On August 14, 2008, we entered into a loan agreement with an officer of the company for the principal amount of $5,000.  There was no interest on the loan.  On August 20, 2008, we paid $4,000 toward the loan and the balance of $1,000 was repaid on August 27, 2008.

On August 14, 2008, we entered into a loan agreement with a stockholder of the Company for the principal amount of $10,000. There was no interest on the loan. On August 27, 2008, we paid $7,500 toward the loan and the balance of $2,500 was repaid on September 5, 2008.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2008, our cash balance was $52,256.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, proceeds from our stock acquisition agreement with Benchmark, additional sales of our common stock, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

The United States Environmental Protection Agency (“EPA”) has conducted thorough investigations of the scientific data relative to EcaFlo® Anolyte product, as well as requiring a full battery of independent, yet Company-sponsored, lab testing which was performed by fully-certified, EPA-approved labs.  Based on the results of this extensive research, we were granted our registration of EcaFlo® Anolyte on August 18, 2008.  This product is a highly effective, “green” biocide that may be used for hard-surface disinfection for many applications, including medical, dental, veterinary, schools, gyms and sports equipment; bacteria control for food safety; oil and gas; water treatment; and infection control.  This registration process has been completed in order to make important marketing and efficacy claims about our EcaFlo® Anolyte product and its ability to be used as a high-level (hospital) disinfection/antimicrobial product.  Additionally, other business models are now allowed because this registration permits the distribution of EcaFlo® Anolyte by container, as well as for use onsite where produced.  A copy of the press release we issued in reference to the above is attached hereto as exhibit 99.1. In addition, we have concluded further testing on another specific MRSA-“family” strain of bacteria to present to the EPA for consideration for adding another specific claim to our already extensive list of product registration label claims.

Benchmark along with a service company are concluding thorough oilfield bacteria testing in a third-party, independent lab and field testing of Excelyte™ to ascertain specific comparison data between Excelyte™ and traditionally-used oilfield chemicals.  The results of this testing will pinpoint specific uses for Excelyte™ beyond the use for frac waters, which expands the known oilfield market through additional applications.

Significant changes in the number of employees.

We currently employ 8 full-time, permanent employees. These employees are engaged in management, marketing and sales, engineering, production and administrative services. We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

Consultants

CBG Advanced Studies, Inc. On September 7, 2007, we entered into a consulting agreement with CBG Advanced Studies, Inc. (“CBG”), wherein CBG agreed to assist the Company in developing appropriate and effective market penetration plans relative to the use of our EcaFlo® equipment and solutions within U.S. military and civilian decontamination market areas. The term of the agreement began on September 7, 2007 and terminated on August 31, 2008. We agreed to compensate CBG with 30,000 shares of our restricted common stock on a quarterly basis and $2,000 per month for the first three (3) months, and to pay for mutually agreed upon travel and expenses incurred in the performance of the agreement.

Duke Van Kalken.  On June 30, 2008, we entered into a contractor agreement with Duke Van Kalken, President of Aquastel, for a period of one year. Mr. Van Kalken will provide assistance to the Company with marketing and sales, and will be paid a commission on equipment sales as compensation.

United Capital Group, Inc.  On August 26, 2008, we entered into a consulting agreement with United Capital Group, Inc., wherein United Capital Group, Inc. agreed to provide the Company with investor and public relations services. The term of the agreement began on August 26, 2008 and will terminate on February 26, 2009. We agreed to compensate United Capital, Inc. with $5,000 upon execution of the agreement and a monthly fee of $5,000 commencing on September 26, 2008 and payable on the 26th of each successive month thereafter during the term of the agreement.

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

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has expressed an interest in obtaining some level of exclusivity, completes its laboratory analysis and field testing of anolyte. The analysis and testing is expected to be completed in the last quarter of 2008 or the first of 2009.

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

Off-Balance Sheet Arrangements.

As of September 30, 2008, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As a result of our deficiency in working capital at September 30, 2008, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, future equity private placements with traditional financing firms and/or with an industry partner, or debt facilities.

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

On September 18, 2008, we issued 5,000,000 shares of our common stock to Benchmark Performance Group, Inc., pursuant to our Stock Acquisition Agreement dated June 20, 2007.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuance

On October 20, 2008, we issued 30,000 shares of our restricted common stock to Gerald H. Turley pursuant to his consulting agreement dated September 7, 2007.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2008.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the third quarter of 2008.

Item 5.                       Other Information.

None.

Item 6.                       Exhibits.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.21	Addendum No. 1 to Stock Acquisition Agreement (June 20, 2007) dated August 26, 2008.	X

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release dated August 20, 2008 – IET Receives US EPA Product Registration	X

99.2	Press Release dated September 10, 2008 – IET Targets MRSA (Staph) Infections in Schools with “Green” Biocide	X

99.3	Press Release dated September 24, 2008 – IET Builds Sales into New Markets	X

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

Date: November 13, 2008