Form 10-K
period 2008-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2009-03-31
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Fax (619) 704-1325

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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $3,961,823 based on a share value of $0.07.

The number of shares of Common Stock, $0.001 par value, outstanding on February 10, 2009 was 79,058,467 shares.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

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

On August 22, 2006, we entered into a supply agreement with Aquastel, Inc., a Florida corporation who develops, manufactures, markets and sells products based on electrochemical activation (“ECA”) technology.  On September 13, 2006, this agreement was amended by addendum for exclusivity.  Aquastel agreed to supply us with C-50 and C-100 cells for use in our proprietary ECA equipment on an exclusive basis in the United States of America.  IET agreed to purchase at least 300 cells per annum during the term of the agreement.  The term of the agreement is for 3 years, terminating on August 22, 2009.

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

Personnel

We currently employ 8 full-time, permanent employees, one special projects consultant, one scientific and ECA consultant, and one Department of Defense/biochemical specialist consultant.  Our employees are engaged in management, marketing and sales, engineering, production and administrative services.

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

Consultants

United Capital Group, Inc.  On January 29, 2007, we entered into a consulting agreement with United Capital Group, Inc., wherein United Capital agreed to provide the Company with services of an advisory or consultative nature to provide a plan for various investor and public relations services.  The term of the agreement was for six months terminating on August 29, 2007.  We agreed to compensate United Capital with 2,000,000 shares of our common stock with registration rights (issued on February 2, 2007).  On August 26, 2008, we entered into another consulting agreement with United Capital Group wherein United Capital was to provide the same services outlined in the previous agreement.  The term of this agreement was also for six months, and terminated on February 26, 2008.  We agreed to compensation United Capital with $5,000 per month for the term of the agreement.

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

Gary J. Grieco.  On August 1, 2007, we entered into a consulting agreement with Gary J. Grieco, wherein Mr. Grieco agreed to provide expertise in the matter of stock sales and market support for the Company.  The original term of the agreement began on July 1, 2007 and terminated on December 31, 2007.  We entered into a subsequent consulting agreement with Mr. Grieco on January 31, 2008 for a term of six months.  We agreed to compensate Mr. Grieco with $2,500 per month plus pay for travel and expenses incurred in the performance of the agreement.  Both parties have agreed to extend the agreement on a month-to-month basis.

TEN Associates, LLC.  On March 3, 2008, we entered into a consulting agreement with TEN Associates, LLC, wherein TEN Associates agreed to provide the Company with investor relations services.  The term of the agreement began on March 3, 2008 and terminated on June 3, 2008.  We agreed to compensate TEN Associates with $3,000 per month for the three months.

EGR International.  On January 1, 2008, we entered into a consulting agreement with EGR International, wherein EGR International agreed to provide the Company with consulting services for special project development on a month-to-month basis.  We agreed to compensate EGR International with $2,500 per month.

Legend Capital Management, LLC.  On October 20, 2008, we entered into a consulting agreement with Legend Capital Management LLC, wherein Legend Capital Management, LLC agreed to devise and prepare a plan for investor relations and financing for the Company.  The original term of the agreement began on October 20, 2008 and terminated on January 20, 2009.  Both parties have agreed to extend the agreement on a month-to-month basis.  We agreed to compensate Legend Capital Management LLC with $18,000 ($3,000 on November 1, 2008, and a monthly fee of $7,500 commencing on November 20, 2008 and payable on the 20th of each successive month thereafter during the original term of the agreement).  Additionally, we agreed to issue Legend Capital Management LLC, warrants to purchase 200,000 shares of the Company’s restricted common stock at $0.10 per share, exercisable for five (5) years.

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

Exclusive Distributorship Agreement with Mickey’s Sales & Service

On September 8, 2008, the Company entered into an exclusive distributorship agreement with Mickey’s Sales & Service (“Mickey’s”), wherein IET granted to Mickey’s the exclusive right to purchase, inventory, promote, and resell EcaFlo® products in North Carolina and Virginia.  The term of the agreement commenced on September 8, 2008 and will continue for three years renewable annually upon agreement by both parties, based on performance and market applications.  In addition, Mickey’s was granted the exclusive rights to purchase, inventory, promote, and resell EcaFlo® products in South Carolina, with a right of first refusal, reviewed by the Company on a case-by-case basis, to respond to leads and accomplish sales.

Exclusive Supply Agreement with Aquastel, Inc.

On August 22, 2006, we entered into a supply agreement with Aquastel, Inc., wherein Aquastel agreed to supply us with C-50 and C-100 cells.  On September 13, 2006, this agreement was amended by addendum for exclusivity.  The term of the agreement is for 3 years, terminating on August 22, 2009.

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

We will continue to develop electrolytic cells and pursue greater-volume capacities.  In addition, we will continue to explore industry-partner relationships that will benefit specific market customers and IET.  A national sales and marketing effort will be launched upon securing working capital to meet the needs (production increase) that such an advertising campaign will likely produce.  We will further develop the provisional status of our process patent claims toward the goal of securing the most accurate and protective state of said patent, as well as finalizing the preparation and submitting additional intellectual property patents relative to our EcaFlo® equipment and solutions.  Generally, our manufacturing facility requires some upfits, such as the addition of testing bays (to increase our ability to perform maximum levels of quality assurance prior to shipping equipment), additional lighting and climate control for a portion of the area.  Plans have been developed to address these needs and IET will spend a small amount of money making the improvements that will afford us the opportunity to put more EcaFlo® equipment out the door to customers, hence increasing sales-generated income.  We have obtained UL certification for NSF-61, and we have secured the UL electrical certification.

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

As a result of our deficiency in working capital at December 31, 2008, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms, with an industry partner, or debt facilities, and through sales-generated revenue.

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history.  However, our management team has extensive experience in project development and managing corporate assets.  A highly successful professional who brings more than three decades of business development experience to us from the environmental engineering industry heads our marketing and sales department.  The Company’s engineering department is staffed by an experienced mechanical engineer with a military background who has expertise that centers on the primary mechanical and electrical aspects of our technologies.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in our intended industries.  Outside of the high levels of expertise noted above and our concentrated effort to be the leading provider in our industries, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

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

To achieve profitable operations, we must, alone or with others, successfully act on the factors stated above, along with continually developing ways to enhance our production efforts.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our main production facility is located at 4235 Commerce Street in Strand Industrial Park, Little River, South Carolina.  The building is approximately 12,000 square feet and is located on two lots.  We agreed to lease this facility commencing on January 1, 2006 for a period of three (3) years with annual rent of $73,791 in 2006 and $71,291 in 2007 and 2008.  We agreed to renew the lease for a term of five years for $71,291 per year.  The renewal term shall be upon the same covenants, conditions, and provisions as provided in the original lease.

ITEM 3.                      LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

	2008		2007
	High	Low	High	Low
1st Quarter	0.095	0.055	0.12	0.055
2nd Quarter	0.095	0.05	0.16	0.075
3rd Quarter	0.1	0.04	0.3	0.111
4th Quarter	0.1	0.04	0.165	0.025

Holders of Common Stock

As of February 10, 2009, we had approximately 134 stockholders of record of the 79,058,467 shares outstanding.  The closing bid stock price on February 10, 2009 was $0.06.

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

Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

We have reserved for issuance an aggregate of 2,000,000 shares of common stock under our 2002 Stock Option Plan, which we adopted in July of 2002.  As of December 31, 2008, 1,075,000 options have been granted under this plan..  This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

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

Consultant and Employee Stock Compensation Plan

Effective August 27, 2003, we adopted a Consultant and Employee Stock Compensation Plan.  The maximum number of shares that may be issued pursuant to the plan is 2,500,000 shares.  As of December 31, 2008, 2,398,000 shares have been granted under this plan.

Consultant and Employee Stock Compensation Plan

Effective January 21, 2004, we adopted another Consultant and Employee Stock Compensation Plan.  The maximum number of shares initially available pursuant to the plan was 500,000 shares.  On December 27, 2004, we amended the compensation plan to make available an additional 4,000,000 shares of common stock.  As of December 31, 2008, 3,855,684 shares have been granted under this plan.

Equity Compensation Plans Information

We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock.  The following table sets forth information as of December 31, 2008 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	--	$--	--

Equity compensation plans not approved by stockholders	0	$0.116	1,171,316	(1)

Total	0	$0.116	1,171,316
(1)	Includes 925,000 options from the 2002 plan, 102,000 shares from the 2003 plan and 144,316 shares from the 2004 plan, available for issuance.

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

On November 25, 2008, we issued a total of 643,000 shares of our restricted common stock to the following employees and directors:

Name	Title	Number of Shares
William E. Prince	Employee & Director	365,000
Marion C. Sofield	Employee & Director	190,000
S. Larry Jones	Employee	35,000
Stuart A. Emmons	Employee	10,500
Valgene Dunham	Director	15,000
James C. Pate	Former Director	2,500
E. Wayne Kinsey III	Director	12,500
David N. Harry	Director	12,500

We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of its investment.  The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decisions.

On December 16, 2008, we sold a total of 285,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $28,500, all of which was paid in cash. The 285,000 shares were issued on December 23, 2008. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuance of Warrants & Options

On October 20, 2008, we agreed to issue warrants to purchase 200,000 shares of our common stock, exercisable for $0.10 per share and expiring 5 years from issuance to Legend Capital Management LLC pursuant to the consulting agreement executed on October 20, 2008.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 7, 2009, pursuant to the promissory note executed on January 7, 2009 with Gregory P. Jonas, we agreed to issue warrants to purchase 250,000 shares of our common stock, exercisable for $0.10 per share and warrants to purchase 34,722 shares of our common stock, exercisable for $0.18 per share.  The warrants expire on December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 25,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.  We believe that the issuance of the warrants and options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants and options was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants and options, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 16, 2009, we agreed to issue warrants to purchase 1,250,000 shares of our common stock, exercisable for $0.10 per share and warrants to purchase 173,610 shares of our common stock, exercisable for $0.18 per share, expiring on December 31, 2011 to Christopher Lank pursuant to the promissory note executed on January 16, 2009.  As additional consideration for the loan, we agreed to issue options for 125,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.  We believe that the issuance of the warrants and options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants and options was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants and options, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 13, 2009, we agreed to issue warrants to purchase 300,000 shares of our common stock, exercisable for $0.10 per share expiring on December 31, 2011 to Harvey M. Burstein pursuant to the promissory note executed on March 13, 2009.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 17, 2009, we agreed to issue warrants to purchase 500,000 shares of our common stock, exercisable for $0.10 per share expiring on December 31, 2011 to John Teichman pursuant to the promissory note executed on March 17, 2009.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its 100%-owned subsidiary, IET, Inc., unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. is a manufacturing company that designs and builds equipment incorporating innovative technologies which are focused on the enhancement of the environment and the health, safety, and well-being of current and future generations.  Our wholly-owned subsidiary, I.E.T., Inc. designs, manufactures, markets, sells, and installs proprietary EcaFlo® equipment, featuring the electro-chemical activation (ECA) technology, in the United States and throughout the world.

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

We have incurred losses since inception.  For the fiscal year ended December 31, 2008, we had a net loss of $1,535,712 as compared to a net loss of $1,950,182 for the fiscal year ended December 31, 2007.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Management intends to continue to closely monitor the costs associated with the production of EcaFlo® devices in an attempt to minimize capital shortages.  As we continue to expand operational activities and execute our business plan for oilfield operations with our industry partner and licensee, Benchmark Energy Products, we anticipate experiencing positive cash flows from operations in future quarters.  Debt borrowings may be considered from time to time if needed.

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share.  The purchase price will be paid in seven (7) installments over a period of 30 months.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it was in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  As of September 30, 2008, we have received five installments for a total of $1,900,000.  From the remaining sixth and seventh installments we anticipate receiving a total of $1,500,000 ($500,000 in April 2009 and $1,000,000 in October 2009).

In connection with the Stock Acquisition Agreement, we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solutions in Oilfield Applications to Benchmark.

Recent Developments

On August 18, 2008, we received our product registration for EcaFlo® Anolyte from the United States Environmental Protection Agency (“EPA”).  This registration process has been completed in order to make important marketing and efficacy claims about our EcaFlo® Anolyte product and its ability to be used as a high-level (hospital) disinfection/antimicrobial product.  Additionally, other business models are now allowed because this registration permits the distribution of EcaFlo® Anolyte by container, as well as for use on-site where produced.  The US EPA has conducted thorough investigations of the scientific data relative to EcaFlo® Anolyte, as well as requiring a full battery of independent, yet Company-sponsored, lab testing which was performed by fully-certified, EPA-approved labs.  Based on the results of this extensive research, we have been granted our registration of EcaFlo® Anolyte.  This product is a highly effective, “green” biocide that may be used for hard-surface disinfection for many applications, including medical, dental, veterinary, schools, gyms and sports equipment; bacteria control for food safety; oil and gas; water treatment; and infection control.  A copy of the press release we issued in reference to the above is attached hereto as exhibit 99.1.

On September 10, 2008, we issued a press release announcing that we continue to sell EcaFlo® equipment to a leading North Carolina-based supplier of janitorial and sanitation products and solutions primarily involved in supplying state, county and local governments with disinfecting and sanitizing products.

On September 24, 2008, we issued another press release announcing the sale of additional EcaFlo® equipment to two new customers representing interests in new market areas.  One company is promoting the use of EcaFlo® equipment and solutions in the agricultural industry, for use in livestock area surface disinfection.  The other company plans to use the EcaFlo® equipment to produce solutions to effectively treat biofilm build-up and various other agricultural applications, such as veterinary clinics and dairy processing facilities that require thorough and dependable hard-surface disinfection.

Results of Operations for the Fiscal Year Ended December 31, 2008 and 2007

The following table summarizes selected items from the statement of operations at December 31, 2008 compared to December 31, 2007.

SALES AND COST OF GOODS SOLD:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2008	2007	$	%
Sales	$509,673	$411,179	$98,494	24%

Cost of Goods Sold	290,738	164,897	125,841	76%

Gross Profit	218,935	246,282	(27,347)	(11%)

Gross Profit Percentage of Sales	43%	60%	--	(17%)

Sales

Our sales for the fiscal year ended December 31, 2008 were $509,673 compared to sales of $411,179 in the fiscal year ended December 31, 2007.  This resulted in an increase in sales of $98,494, or 24%, from the same period a year ago.  The increase in sales was as a result of our marketing and research and development efforts, which have increased the recognition of EcaFlo® Anolyte in various markets as a proven and superior alternative to traditional biocides.  Sales of EcaFlo® equipment and solutions were severely impaired during the period of time that the U.S. Environmental Protection Agency (EPA) was studying, reviewing and making determinations about our product and the requirement for an EPA product registration for “EcaFlo® Anolyte.”  By law, we were required to restrict our marketing claims and to cause no distribution of our product to occur other than on-site generation and usage.  On August 18, 2008 we received our product registration for EcaFlo® Anolyte from the EPA.  We fully expect sales of our EcaFlo® equipment and solutions to expand rapidly from the receipt of our product registration number.

According to our oilfield distributor and industry partner, Benchmark Energy Products, Benchmark continues to market Excelyte® (Benchmark’s product name for EcaFlo® Anolyte), to the oil and gas industry, but the industry, which is resistant to change, continues to use several “old technology” biocides developed during the past 30 years.  Benchmark has spent significant time and resources educating the industry about the benefits of Excelyte® vs. the older biocides.  Testing has confirmed that the biocide most widely used in the industry today is ineffective with current well treatment practices and industry attempts to utilize increasingly poorer quality water.  Benchmark has engaged a highly regarded oil and gas industry biotechnology laboratory as an independent “expert” to help Benchmark mount a “turnaround” in industry thinking concerning the dynamic required for biocides to be effective with current well stimulation practices.  The findings reported by this laboratory have validated that Excelyte® outperforms all other biocides currently in use by the oil and gas industry, with the added benefit of being the first totally “green” biocide.

In addition, Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has completed its laboratory testing and expressed a high interest in obtaining some level of exclusivity on the product, completes its field testing of Excelyte®.  The testing is expected to be completed in the first or second quarter of 2009.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the fiscal year ended December 31, 2008 was $290,738, an increase of $125,841, or 76% from $164,897 for the fiscal year ended December 31, 2007.  The increase in our cost of goods sold is as a result of moderate price increases in regular inventory and some extraordinary expenses for products sold into Canada.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

Gross profit margins decreased by 17% from the prior fiscal year due to a lack of EcaFlo® equipment sales, since our pricing structure allows for more profit on equipment sales than on replacement parts and laboratory testing supplies.

EXPENSES:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2008	2007	$	%
Expenses:
Professional and administrative fees	$306,860	$581,948	$(275,088)	(47%)
Salary	672,951	748,911	(75,960)	(10%)
Depreciation and amortization	1,971	2,280	(309)	(14%)
Office and miscellaneous	439,260	485,461	(46,201)	(10%)
Bad debt expense	37,841	-	37,841	--
Total operating expenses	$1,458,883	$1,818,600	$(359,717)	(20%)
Loss from operations	(1,239,948)	(1,572,318)	(332,370)	(21%)

Other income (expense):
Interest expense	(308,444)	(377,864)	(69,420)	(18%)
Total other expense	(308,444)	(377,864)	(69,420)	(18%)
Net loss	$(1,548,392)	$(1,950,182)	$(401,790)	(21%)

Professional and Administrative Fees

Professional and administrative fees for the fiscal year ended December 31, 2008 were $306,860, a decrease of $275,088, or 47%, from $581,948 for the fiscal year ended December 31, 2007.  The decrease in professional and administrative fees was the result of reducing costs associated with outside professional services and consultants while maintaining strong levels of support to meet the company’s developing business.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the fiscal year ended December 31, 2008 was $672,951, a decrease of $75,960, or 10%, from $748,911 for the fiscal year ended December 31, 2007.  The decrease in salary expenses was the result of decreasing hourly employee payroll expenses and reducing our engineering staff, while accomplishing the production necessary for meeting the Company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the fiscal year ended December 31, 2008 was $1,971, a decrease of $309, or 14%, from $2,280 for the fiscal year ended December 31, 2007.  Depreciation expenses decreased slightly as the full depreciable value of some equipment was reached.  At this point in time, we anticipate our depreciation expenses to remain fairly steady.

Office and Miscellaneous

Office and miscellaneous expenses for the fiscal year ended December 31, 2008 was $439,260, a decrease of $46,201, from $485,461 for the fiscal year ended December 31, 2007.  The decrease in office and miscellaneous was as a result of having well-stocked our office and the lack of need for one-time equipment purchases during this period of time.

Bad Debt

We did not incur bad debt expense during the fiscal year ended December 31, 2007 as compared to $37,841 being expensed during the fiscal year ended December 31, 2008.  We have historically had limited write-offs as the result of bad debts.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 40% - 50% of the total purchase price with each EcaFlo® equipment order.  We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Loss from Operations

The loss from operations for the fiscal year ended December 31, 2008 was $1,239,948, versus a loss from operations of $1,572,318 for the fiscal year ended December 31, 2007, a change in loss from operations of $332,370.  The decrease in the loss from operations in 2008 was the result of substantial decreases in professional and administrative fees, salary expenses, and office and miscellaneous expenses.

Interest Expense

Interest expense for the fiscal year ended December 31, 2008 were $308,444 as compared to $377,864 for the same period in 2007.  Our interest expense in 2008 decreased as a result of having paid off several higher-interest loans.

Net Loss

Our net loss for the fiscal year ended December 31, 2008 was $1,548,392, a decrease of $401,790, or 21%, from $1,950,182 for the fiscal year ended December 31, 2007.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (ECA), which is the center point of our EcaFlo® technology.  Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, known as anolyte and catholyte.

Our direct attention continues to be focused on providing our EcaFlo® devices to the markets at-hand:  the oil and gas industry, food safety and agricultural applications, storm-water treatment, water and wastewater treatment, and other hard surface sanitation opportunities.  In many cases, clinical and laboratory testing and research have now moved to field trials by end-users.  Anticipated positive results in field testing should result in increased sales in future quarters.  As a new “green” product, regulatory constraints continue to provide unforeseen challenges, which we address and overcome systematically.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2008 compared to December 31, 2007.

	December 31,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$225,413	$437,094	$(211,681)	(48%)

Current Liabilities	895,135	286,491	608,644	212%

Working Capital (deficit)	$(669,722)	$150,603	$(820,325)	(545%)

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

As of December 31, 2008, we continue to use traditional and/or debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc.  The contract provides for an equity investment of $3,500,000 over a period of 30 months in 7 installments and for technology fees paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it was in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  As of December 31, 2008, we have received five installments for a total of $1,900,000.  From the remaining sixth and seventh installments we will receive a total of $1,500,000 ($500,000 in April 2009 and $1,000,000 in October 2009).  A copy of the addendum was attached as exhibit 10.21 to our quarterly report filed on November 13, 2008.

Financing.  On August 17, 2006, the Company received an unsecured loan of $25,000 from Robert Lucas, at an interest rate of 19.99% per annum.  Pursuant to the note agreement, the Company agreed to issue 100,000 shares of common stock as a loan fee.  On April 3, 2007, the shares were issued.  As of December 31, 2008 and 2007, interest paid was $5,575 and $2,069, respectively.  As of December 31, 2008, the remaining principal balance of the note is $23,300.

On January 22, 2008, we borrowed $16,000 from an officer of the Company for a flat interest rate of $1,000.  The principal and interest were repaid on January 25, 2008.

On April 16, 2008, the Company entered into a loan agreement with a corporate officer for the principal amount of $9,000.  Pursuant to the loan agreement, the Company promised to repay the principal amount of $9,000 plus a flat interest of $500.  The loan and interest were repaid on May 13, 2008.

On April 23, 2008, we entered into a Share Purchase Agreement with AD Capital, LLC (“AD Capital”).  Pursuant to the agreement, AD Capital agreed to purchase up to an aggregate of $150,000 and a minimum of $60,000 in convertible debentures from us.  Further, we agreed to pay a due diligence fee in the amount of $10,000 and issue two warrants to purchase up to 300,000 shares of our common stock, of which 150,000 are exercisable at a strike price of $0.05 per share and the remaining 150,000 are exercisable at $0.25 per share.  Both sets of warrants expire on April 23, 2013.  As of March 31, 2008, AD Capital had advanced $35,000 towards the agreement.  We paid $5,000 of the due diligence fee, receiving net proceeds of $30,000.  The remaining $115,000 was funded during April 2008 net of the due diligence fee, and was paid in full on May 5, 2008.

On June 18, 2008, we entered into a loan agreement with a stockholder of the Company for the principal amount of $50,000.  Pursuant to the loan agreement, we agreed to repay the principal amount plus a flat interest fee of $2,500 by July 5, 2008.  On July 3, the parties agreed to an extension to the term of the loan through August 5, 2008.  In consideration of this extension, the Company agreed to an “in-kind” service (refurbishment of a FEM piece of equipment at no charge for labor or materials).  On July 16, 2008 and August 7, 2008, we paid $30,000 and $12,500 toward the loan and the remaining balance of $10,000 was repaid on August 27, 2008.

On July 15, 2008, we entered into a promissory note with The Morton Fishman Revocable Trust for the principal amount of $150,000.  In consideration for the loan, we agreed to pay The Morton Fishman Revocable Trust, from the proceeds of the loan, $10,000 in administration fees and $2,000 in legal fees associated with the transaction.  In addition, we agreed to issue warrants to purchase 200,000 shares of our common stock, exercisable for $0.05 per share and expiring 2 years from issuance (on 7/15/10).  Pursuant to the promissory note, we promised to pay The Morton Fishman Revocable Trust the principal sum of $150,000 together with interest of 16% per annum on or before August 27, 2008.  The note agreement allowed for an extension for an additional 45 days from August 27, 2008 by notifying The Morton Fishman Revocable Trust in writing and paying $5,000 and interest due through August 27, 2008. The loan was repaid in full on August 27, 2008.

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

Subsequent

On January 7, 2009, we executed a promissory note with Gregory P. Jonas for the principal amount of $25,000.  Pursuant to the promissory note, we agreed to repay the principal amount and interest at the yearly rate of 6% by May 15, 2009.  In the event that the principal amount and interest is not repaid by May 15, 2009, we agree to pay a penalty of $212.50 per month until the balance is paid in full and the interest rate will increase to 12% per annum beginning on May 16, 2009.  In consideration for the loan, we agreed to issue Mr. Jonas 250,000 warrants exercisable for $0.10 per share and 34,722 warrants exercisable for $0.18 per share. The warrants will expire on December 31, 2011.  In addition, Mr. Jonas shall have the right to convert either one-half or the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  In the event that Mr. Jonas elects to convert the entire note to restricted shares of common stock, we will issue an additional 93,750 warrants exercisable at $0.20 per share. If Mr. Jonas elects to convert one-half of the note to restricted shares common stock, we will issue an additional 46,875 warrants exercisable at $0.20 per share.  The warrants will be effective on the conversion date and will expire on December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 25,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.

On January 16, 2009, we executed a promissory note with Christopher Lank for the principal amount of $125,000.  Pursuant to the promissory note, we agreed to repay the principal amount and interest at the yearly rate of 6% by May 15, 2009.  In the event that the principal amount and interest is not repaid by May 15, 2009, we agree to pay a penalty of $1,000 per month until the balance is paid in full and the interest rate will increase to 12% per annum beginning on May 16, 2009.  In consideration for the loan, we agreed to issue Mr. Lank 1,250,000 warrants exercisable for $0.10 per share and 173,610 warrants exercisable for $0.18 per share. The warrants will expire on December 31, 2011.  In addition, Mr. Lank shall have the right to convert either one-half or the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  In the event that Mr. Lank elects to convert the entire note to restricted shares of common stock, we will issue an additional 468,750 warrants exercisable at $0.20 per share. If Mr. Lank elects to convert one-half of the note to restricted shares common stock, we will issue an additional 234,375 warrants exercisable at $0.20 per share.  The warrants will be effective on the conversion date and will expire on December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 125,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.

On February 27, 2009, we executed a promissory note with Gary Grieco for the principal amount of $37,500.  Pursuant to the promissory note, we agreed to repay the principal amount and interest at the yearly rate of 6% by May 15, 2009.

On March 13, 2009, we executed a promissory note with Harvey M. Burstein for the principal amount of $30,000.  Pursuant to the promissory note, we agreed to repay the principal amount and interest at the yearly rate of 15%, with a total interest payment of not less than 5% of the loan amount, by May 11, 2009.  In the event that the principal amount and interest is not repaid by May 11, 2009, we agree to pay a penalty of $3,000 per month until the balance is paid in full.  In consideration for the loan, we agreed to issue Mr. Burstein 300,000 warrants exercisable for $0.10 per share. The warrants will expire on December 31, 2011.  In addition, Mr. Burstein shall have the right to convert the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.

On March 17, 2009, we executed a promissory note with an individual for the principal amount of $90,000.  Pursuant to the promissory note, we agreed to repay the principal amount and a fee of $13,500 by May 11, 2009.  In the event that the principal amount and interest is not repaid by May 11, 2009, we agree to pay a penalty of $4,500 per month until the balance is paid in full.  In consideration for the loan, we agreed to issue 500,000 warrants exercisable for $0.10 per share. The warrants will expire on December 31, 2011.  In addition, there is a right to convert the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2008, our cash balance was $33,357.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, proceeds from our stock acquisition agreement with Benchmark, additional sales of our common stock, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

I.E.T., Inc., EcaFlo® Equipment and EcaFlo® Solutions

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

The United States Environmental Protection Agency (“EPA”) has conducted thorough investigations of the scientific data relative to our EcaFlo® Anolyte product, as well as requiring a full battery of independent, yet Company-sponsored, lab testing which was performed by fully-certified, EPA-approved labs.  Based on the results of this extensive research, we were granted our registration of EcaFlo® Anolyte on August 18, 2008.  This product is a highly effective, “green” biocide that may be used for hard-surface disinfection for many applications, including medical, dental, veterinary, schools, gyms and sports equipment; bacteria control for food safety; oil and gas; water treatment; and infection control.  This registration process has been completed in order to make important marketing and efficacy claims about our EcaFlo® Anolyte product and its ability to be used as a high-level (hospital) disinfection/antimicrobial product.  Additionally, other business models are now allowed because this registration permits the distribution of EcaFlo® Anolyte by container, as well as for use on-site where produced.  A copy of the press release we issued in reference to the above is attached hereto as exhibit 99.1. In addition, we have concluded further testing on another specific MRSA-“family” strain of bacteria to present to the EPA for consideration for adding another specific claim to our already extensive list of product registration label claims. On March 16, 2009, we received written authorization from the EPA allowing us to make specific claims relative to EcaFlo® Anolyte’s efficacy on the specific microorganism known as MRSA.

Benchmark, along with a service company, are concluding thorough oilfield bacteria testing in a third-party, independent lab and field testing of Excelyte® to ascertain specific comparison data between Excelyte® and traditionally-used oilfield chemicals.  The results of this testing will pinpoint specific uses for Excelyte® beyond the use for frac waters, which expands the known oilfield market through additional applications.

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

Duke Van Kalken.  On June 30, 2008, we entered into a contractor agreement with Duke Van Kalken, President of Aquastel, for a period of one year.  Mr. Van Kalken is to provide assistance to the Company with marketing and sales on a commission basis.

United Capital Group, Inc.  On August 26, 2008, we entered into a consulting agreement with United Capital Group, Inc., wherein United Capital Group, Inc. agreed to provide the Company with investor and public relations services. The term of the agreement began on August 26, 2008 and terminated on February 26, 2009. We agreed to compensate United Capital Group, Inc. with $5,000 upon execution of the agreement and a monthly fee of $5,000 commencing on September 26, 2008 and payable on the 26th of each successive month thereafter during the term of the agreement.

EGR International.  On January 1, 2008, we entered into a consulting agreement with EGR International, wherein EGR International agreed to provide the Company with consulting services for special project development on a month-to-month basis.  We agreed to compensate EGR International with $2,500 per month.

Legend Capital Management, LLC.  On October 20, 2008, we entered into a consulting agreement with Legend Capital Management LLC, wherein Legend Capital Management, LLC agreed to devise and prepare a plan for investor relations and financing for the Company.  The original term of the agreement began on October 20, 2008 and terminated on January 20, 2009.  Both parties have agreed to extend the agreement on a month-to-month basis.  We agreed to compensate Legend Capital Management LLC with $18,000 ($3,000 on November 1, 2008, and a monthly fee of $7,500 commencing on November 20, 2008 and payable on the 20th of each successive month thereafter during the original term of the agreement).  Additionally, we agreed to issue Legend Capital Management LLC, warrants to purchase 200,000 shares of the Company’s restricted common stock at $0.10 per share, exercisable for five (5) years.

Subsequent

Harvey M. Burstein.  On March 13, 2009, we entered into a consulting agreement with Harvey M. Burstein, wherein Mr. Burstein agreed to provide a plan for various investor and public relations services for the Company.  The term of the agreement began on March 13, 2009 and will terminate on May 13, 2009.  We agreed to compensate Mr. Burstein with $5,000, payable upon completion of the agreement.  The fee will be paid in full on or before May 13, 2009.

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

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has expressed an interest in obtaining some level of exclusivity, completes its laboratory analysis and field testing of anolyte. The analysis and testing is expected to be completed in the first or second quarter of 2009.

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

Exclusive Distributorship Agreement with Mickey’s Sales & Service

On September 8, 2008, the Company entered into an exclusive distributorship agreement with Mickey’s Sales & Service (“Mickey’s”), wherein IET granted to Mickey’s the exclusive right to purchase, inventory, promote, and resell EcaFlo® products in North Carolina and Virginia.  The term of the agreement commenced on September 8, 2008 and will continue for three years renewable annually upon agreement by both parties, based on performance and market applications.  In addition, Mickey’s was granted the exclusive rights to purchase, inventory, promote, and resell EcaFlo® products in South Carolina, with a right of first refusal, reviewed by the Company on a case-by-case basis, to respond to leads and accomplish sales.

Exclusive Supply Agreement with Aquastel, Inc.

On August 22, 2006, we entered into a supply agreement with Aquastel, Inc., wherein Aquastel agreed to supply us with C-50 and C-100 cells.  On September 13, 2006, this agreement was amended by addendum for exclusivity.  The term of the agreement is for 3 years, terminating on August 22, 2009.

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

Off-Balance Sheet Arrangements.

As of December 31, 2008, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions.  During the years ended December 31, 2008 and 2007, we had three customers, which represented 41%, 16%, and 12% and 52%, 11%, and 7% of sales, respectively.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.

We evaluate the collectibility of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.  As of December 31, 2008 and 2007, there was $37,841 and $0 reserve, respectively, for bad debts.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-19 of this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2008, the Company received no recommendation for Directors from its stockholders.

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

2008 Executive Compensation Components

For the fiscal year ended December 31, 2008, IET continued to have two executive officers, whose contracts were amended on May 30, 2007.  We amended our chief executive officer's, William E. Prince, employment agreement to increase his annual salary from $74,400 to $130,000 and extended the termination date from December 31, 2009 to March 30, 2012.  We also amended our executive vice president's, Marion C. Sofield, employment agreement o increase her annual salary from $72,000 to $110,000 and extended the termination date from December 31, 2009 to March 30, 2012.

No actions took place in 2008 relative to Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by our executive officer William E. Prince for the last three fiscal years ended December 31, 2008, 2007 and 2006 and the total compensation paid or earned by our executive vice president of operations Marion C. Sofield for the last fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
William E. Prince,
CEO/President/ Director	2008	$129,620	-0-	$18,250	-0-	-0-	-0-	$4,800	$152,670
	2007	$115,267	-0-	-0-	$54,287	-0-	-0-	-0-	$169,554.00
	2006	$74,400	-0-	$8,400	-0-	-0-	-0-	$12,417.81	$95,217.81

Marion C. Sofield,
Executive Vice President/Secretary/ Director	2008	$108,778	-0-	$9,500	-0-	-0-	-0-	$4,800	$123,078
	2007	$92,964	-0-	-0-	$27,144	-0-	-0-	-0-	$120,108

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

Option Grants in Last Fiscal Year

During the year ended December 31, 2008, we did not grant any options to our officers and directors.

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

The following table sets forth the summary compensation information for the fiscal year ended December 31, 2008 for each of our non-employee directors:

DIRECTOR COMPENSATION
Name	Fees Earned or Pain in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen- sation ($)	Total ($)
Valgene Dunham	-0-	$750	(2)	-0-	-0-	-0-	-0-	$750
David N. Harry	-0-	$625	(3)	-0-	-0-	-0-	-0-	$625
E. Wayne Kinsey III	-0-	$625	(4)	-0-	-0-	-0-	-0-	$625
James C. Pate(1)	-0-	$125	(5)	-0-	-0-	-0-	-0-	$125
(1)	Mr. Pate is a former director of the Company, effective December 21, 2007.
(2)	Amount represents the estimated total fair market value of 15,000 shares of common stock (7,500 of which were for 2007 compensation) issued to Mr. Dunham for services as a director under SFAS 123(R).
(3)	Amount represents the estimated total fair market value of 12,500 shares of common stock (5,000 of which were for 2007 compensation) issued to Mr. Harry for services as a director under SFAS 123(R).
(4)	Amount represents the estimated total fair market value of 12,500 shares of common stock (5,000 of which were for 2007 compensation) issued to Mr. Kinsey for services as a director under SFAS 123(R).
(5)	Amount represents the estimated total fair market value of 2,500 shares of common stock (all of which were for 2007 compensation) issued to Mr. Pate for services as a director under SFAS 123(R).

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on February 10, 2009 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 79,058,467 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after February 10, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
William E. Prince, President & Director 4235 Commerce St. Little River, SC 29566	1,577,500 (3)	2%
Marion C. Sofield, Vice President, Secretary & Director 4235 Commerce Street Little River, SC 29566	802,500 (4)	1%
Dr. Valgene L. Dunham, Director 4235 Commerce Street Little River, SC 29566	56,000 (5)	--
E. Wayne Kinsey III, Director (6) 4235 Commerce Street Little River, SC 29566	20,012,500	25%
David N. Harry, Director 4235 Commerce Street Little River, SC 29566	12,500	--
All Directors & Officers as a Group	22,461,000	28%

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
(6)
Benchmark Performance, Inc. was issued 20,000,000 shares of common stock pursuant to a Stock Acquisition Agreement dated June 20, 2007.  Mr. Kinsey is the President, CEO and 81.4% stockholder of Benchmark.

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

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $35,500 and $34,150, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Weaver & Martin LLC for professional services rendered for audit-related fees for fiscal years 2008 and 2007 were $6,070 and $16,500, respectively.

(3) TAX FEES

The aggregate fee to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal year 2008 was $6,070 and for fiscal year 2007 was $7,650.

(4) ALL OTHER FEES

There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2008 and 2007 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Consolidated Financial Statements" on page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(b)	1/25/02

2(c)	Agreement and Plan of Merger and Reincorporation		8-K		2(c)	3/10/08

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999		10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999		10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000		10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.		10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004		10-QSB	3/31/04	3(i)	5/14/04

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001		8-K		3(i)(g)	1/25/02

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd. – Dated January 11, 2008		8-K		3(i)(h)	3/10/08

3(i)(i)	Articles of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 15, 2008 (Nevada)		8-K		3(i)(j)	3/10/08

3(i)(j)	Certificate of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 18, 2008 (Delaware)		8-K		3(i)(j)	3/10/08

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001		8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(ii)(f)	4/30/02

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation – Dated January 11, 2008		8-K		3(ii)(c)	3/10/08

10.1	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003		10-QSB	9/30/03	10.8	11/19/03

10.2	Supply Agreement – Dated September 4, 2003		10-QSB	9/30/03	10.9	11/19/03

10.3	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003		10-QSB	9/30/03	10.10	11/19/03

10.4	Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003		8-K		10.2	1/08/04

10.5	Contract of Sale – JMW Investments – Dated January 2, 2004		8-K		10.1	3/1/04

10.6	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004		S-8		10.3	1/22/04

10.7	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004		10-QSB	6/30/04	10	8/23/04

10.8	Amendment to License and Supply Agreement with Electro-Chemical Technologies		10-QSB	9/30/04	10	11/12/04

10.9	Consulting Agreement of Joseph Schmidt, dated November 18, 2004.		8-K		10.1	1/07/05

10.10	Letter Amending Joseph Schmidt’s Consulting Agreement.		8-K		10.2	1/07/05

10.11	Consulting Agreement of XXR Consulting, Inc., dated December 8, 2004.		8-K		10.3	1/07/05

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.		8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005		8-K		10.5	1/07/05

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005		10-KSB	12/31/04	10.6	3/30/05

10.15	Employment Agreement of Steve Johnson – Dated February 10, 2005		10-KSB	12/31/04	10.7	3/30/05

10.16	DaVinci-Franklin Fund I, LLC – Dated April 1, 2005		8-K		10.1	4/13/05

10.17	Agreement with Red River Capital Partners dated June 14, 2006		10-QSB	6/30/06	10	8/14/06

10.18	Stock Acquisition Agreement dated June 20, 2007		8-K		10.1	8/21/07

10.19	Exclusive License and Distribution Agreement dated June 20, 2007		8-K		10.2	8/21/07

10.20	Registration Rights Agreement dated June 21, 2007		8-K		10.3	8/21/07

16	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002		8-K		16	4/26/02

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

By: /S/ William E. Prince
       William E. Prince, President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ William E. Prince	President, CEO, Chairman,	March 31, 2009
William E. Prince	Chief Accounting Officer

/S/ Marion Sofield	Vice President of Operations,	March 31, 2009
Marion Sofield	Secretary, Director

/S/ Dr. Valgene Dunham	Director	March 31, 2009
Dr. Valgene Dunham

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Weaver & Martin LLC

Weaver & Martin LLC
Kansas City, Missouri
March 31, 2009

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash	$33,357	$ 72,334
Accounts receivable	22,505	49,184
Inventory	133,043	309,634
Prepaid expenses	36,508	5,942

Total current assets	225,413	437,094

Equipment	13,045	13,045
Accumulated depreciation	(10,523)	(8,552)

Total building and equipment	2,522	4,493

	$227,935	$ 441,587

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$172,085	$ 91,817
Accrued expenses	123,750	96,374
Notes payable	98,300	98,300
Convertible notes	501,000	-

Total current liabilities	895,135	286,491

Convertible notes	-	288,306

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 79,058,467 and 68,010,467 shares issued
and outstanding at December 31, 2008 and 2007	79,058	68,010
Stock bought not issued, 120,000 shares
at December 31, 2007	-	120
Paid-in capital	7,786,789	6,783,315
Retained earnings (deficit)	(8,533,047)	(6,984,655)

Total shareholders' equity (deficit)	(667,200)	(133,210)

Total liabilities and shareholders' equity (deficit)	$227,935	$ 441,587

See notes to consolidated financial statements

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007

Sales	$509,673	$411,179
Cost of sales	290,738	164,897

Gross profit	218,935	246,282

Professional and administrative fees	306,860	581,948
Salary	672,951	748,911
Depreciation and amortization	1,971	2,280
Office & miscellaneous expense	439,260	485,461
Bad debt expense	37,841	-

Total operating expenses	1,458,883	1,818,600

Loss from operations	(1,239,948)	(1,572,318)

Other income (expense):
Interest expense	(308,444)	(377,864)

Total other income (expense)	(308,444)	(377,864)

Net loss	$(1,548,392)	$(1,950,182)

Weighted average shares outstanding	72,736,922	57,452,604
Net loss per share basic and diluted	$(0.02)	$(0.03)

See notes to  consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Statement of Shareholders' Equity

				Stock
				Bought or	Retained	Total
	Common stock		Paid In	Earned Not	Earnings	Shareholders'
	Shares	Amount	Capital	Issued	(Deficit)	Deficit
Balance January 1, 2007	47,142,383	$47,142	$4,584,956	$268	$(5,034,473)	$(402,107)

Stock issued	268,000	268	(404)	(268)	-	(404)
Stock sold	12,236,000	12,236	1,227,313	-	-	1,239,548
Warrants exercised	2,350,000	2,350	291,400	-	-	293,750
Stock for services	2,782,684	2,783	178,147	120	-	181,050
Warrants and options issued for services	-	-	242,494	-	-	242,494
Convertible note converted into stock	1,608,400	1,608	68,103	-	-	69,711
Stock issued for a loan or interest costs	1,050,000	1,050	54,750	-	-	55,800
Stock issued for accrued expenses	573,000	573	56,727	-	-	57,300
Beneficial conversion feature	-	-	79,830	-	-	79,830
Net loss	-	-	-	-	(1,950,182)	(1,950,182)

Balance, December 31, 2007	68,010,467	68,010	6,783,316	120	(6,984,655)	(133,210)

Stock issued	120,000	120	-	(120)	-	-
Stock for services	643,000	643	49,925	-	-	50,568
Warrants issued for services	-	-	35,334	-	-	35,334
Stock sold	10,285,000	10,285	918,215	-	-	928,500
Net loss	-	-	-	-	(1,548,392)	(1,535,712)
Balance, December 31, 2008	79,058,467	$79,058	$7,786,790	$-	$(8,533,047)	$(667,200)

See notes to  consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(1,548,392)	$ (1,950,182)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,971	2,280
Accretion of interest on convertible notes	212,694	116,569
Stock issued for loan or interest costs	-	60,511
Stock, options and warrants issued for services	85,902	466,723
Beneficial Conversion	-	79,830
Changes in operating assets and liabilities:
Cash, restricted	-	50,000
Accounts receivable	26,679	(44,902)
Inventory	176,591	(138,694)
Deposits and prepaids	(30,566)	-
Accounts payable	80,268	(60,859)
Accrued expenses	27,376	(77,406)

Cash used in operating activities	(967,477)	(1,496,130)

Cash flows from financing activities:
Proceeds from notes payable	-	85,000
Payments on notes payable	-	(196,483)
Proceeds from exercise of warrants	-	293,750
Proceeds from sale of convertible notes	-	124,461
Proceeds from the sale of common stock	928,500	1,239,549

Cash provided by financing activities	928,500	1,546,277

Increase (Decrease) in cash	(38,977)	50,147
Cash beginning of period	72,334	22,187
Cash end of period	$33,357	$ 72,334

Supplemental disclosure of cash flow information:
Cash paid for interest	$88,249	$ 80,556
Cash paid for income taxes	-	-

Non-cash financing activities:

Stock and warrants issued for services	$85,902	$ 507,623
Notes converted to stock	$-	$ 125,711

See notes to consolidated financial statements.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Description of Business

All of the Company’s current operations are conducted through I.E.T., Inc. (IET), a wholly-owned subsidiary.  IET currently designs, manufactures, and sells EcaFlo® equipment, which utilizes the Electro-Chemical Activation (ECA) process to generate environmentally responsible EcaFlo® solutions – anolyte and catholyte – for use in managing and controlling bacteria, fungi, viruses and other unwanted microorganisms in an effective and economically beneficial manner over a variety of commercial and industrial applications.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary after elimination of intercompany transactions.

Accounting Estimates

The preparation of these consolidated financial statements requires the use of estimates by management in determining assets, liabilities, revenue, and expenses and related disclosures.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, and notes payable.  The fair value of these instruments approximates their carrying value.

Concentration of Credit Risk

IET sells products to customers in diversified industries and geographical regions.  During the years ended December 31, 2008 and 2007, three of the Company’s customers represented 41%, 16%, and 12%, and 52%, 11%, and 7% of sales, respectively.  The Company continually evaluates the creditworthiness of its customers and typically requires a deposit of 50% of the total purchase price with each EcaFlo® equipment order.

The Company evaluates the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer’s ability to meet their financial obligations.  As of December 31, 2008 and 2007, there was no reserve for bad debts.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with an initial maturity of three months or less, plus all certificates of deposit.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method.  The inventory at December 31, 2008 and 2007 consisted of materials.

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

Description	Useful Life
Machinery and equipment	5-7 years
Vehicles	5 years
Furniture and fixtures	5 years
Computers and software	3-5 years

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets at each balance sheet date to determine if any impairment exists.  Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes.  Potential impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the Company’s cost of capital.  Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Revenue Recognition

The Company recognizes sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or upon delivery based on contractual terms.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rated in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts management considers more likely than not of realization in future periods.

Loss Per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128.  Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares.  Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period.  There were no potentially diluted common shares outstanding on December 31, 2008 and 2007.

Research and Development Costs

Research and development costs relating to both future and current products are charged to expense as incurred.  These costs aggregated approximately $14,724 and $0 in 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operation, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position, results of operation, or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities.  The adoption of SFAS 163 is not expected to have a material impact on the Company’s financial position, results of operation, or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is dependent upon obtaining additional sources of capital or borrowings until the Company is able to attain future profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2008 and 2007 consisted of demand notes with interest rates of 10% to approximately 18% and totaled $98,300,

Fiscal 2007
We had a line of credit from Crescent Bank in the amount of $50,250 with interest at prime plus 1%. The bank required that we maintain a balance in a restricted account totaling $50,000. On May 17, 2007, the line of credit was paid off and closed.

Pursuant to the note agreement for a $75,000 short-term loan, we issued 250,000 shares of common stock as liquidated damages for the failure to repay the loan within 90 days. The note was paid in full by December 31, 2007.

We borrowed $40,000 from an individual at an interest rate of 12%.  There was a dispute over the timing of the attempted repayment of this loan.  The note was paid in full by December 31, 2007 as we issued 1,070,900 shares of common stock as payment for the principal and accrued interest.

We borrowed $25,000 from an individual at an interest rate of 12%.  The note was paid in full by December 31, 2007 as we issued 537,500 shares of common stock as payment for the principal and accrued interest.

We borrowed $25,000 from an individual which accrued interest at a rate of 18% per annum and is unsecured.  Pursuant to the note agreement, we agreed to issue 100,000 shares of common stock as a loan fee.

Fiscal 2008
In fiscal 2008 we borrowed short-term funds at various times from Officers and shareholders at various interest rates.  All loans were repaid by December 31, 2008.

On April 23, 2008, we entered into a Share Purchase Agreement with AD Capital, LLC (“AD Capital”).  Pursuant to the agreement, AD Capital agreed to purchase up to an aggregate of $150,000 and a minimum of $60,000 in convertible debentures from us.  Further, we agreed to pay a due diligence fee in the amount of $10,000 and issue two warrants to purchase up to 300,000 shares of our common stock, of which 150,000 are exercisable at a strike price of $0.05 per share and the remaining 150,000 are exercisable at $0.25 per share.  Both sets of warrants expire on April 23, 2013.  The value of the warrants as calculated using the Black-Scholes model was $16,740 and this was expensed as a loan fee.  The loan has been repaid.

On July 15, 2008, we entered into a Promissory Note Agreement with The Morton Fishman Revocable Trust.  Pursuant to the agreement, the Company borrowed $150,000 at an interest rate of 16% per annum, due on or before August 27, 2008.  We agreed to pay administration and legal fees of $12,000, which were deducted from the net proceeds of the loan.  Further, we agreed to issue warrants to purchase up to 200,000 shares of our common stock at a strike price of $0.05 per share, which expire July 15, 2010.  The value of the warrants as calculated using the Black-Scholes model was $5,914 and this was expensed as a loan fee.  The loan has been repaid.

NOTE 4 - CONVERTIBLE NOTES

We entered into a consulting agreement for one year that specified payment for services by issuing 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008).  The value assigned to the instruments was based on the fair market value of each and consisted of $8,766 for the convertible notes, $12,097 for the stock and $4,137 for the warrants.

In 2007, we sold 702 units consisting of 10% Convertible Debentures (conversion price of $0.40 per share, convertible until January 2, 2009), 2,106,000 shares of common stock and 1,404,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) for a total purchase price of $351,000.  We allocated the proceeds from the units between the convertible note, common stock and warrants based on the fair market value of each instrument.  The allocation was $124,452 to convertible notes, $168,758 to common stock and $57,790 to warrants.

We have accreted interest between the date of sale of the convertible notes to maturity to reflect the difference between what was received for the notes and what will be paid at maturity. At December 31, 2008 and 2007, we accreted interest to expense totaling $212,694 and $116,569 respectively and the un-accreted interest was $-0- at December 31, 2008.

We had a beneficial conversion on the sale of the 2007 convertible notes based on the conversion price and the price of the stock at the date of sale.  The expense of the beneficial conversion was $79,830.

NOTE 5 - COMMON STOCK

Fiscal 2007
We issued 268,000 shares of restricted common stock that was un-issued as of December 31, 2006.

We sold 130,000 shares of common stock for cash totaling $13,000.

We sold 702 units consisting of 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009),  2,106,000 shares of common stock, and 1,404,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008).  Amounts allocated to equity for the stock and warrant sale were $226,548 (see Note 4).

On June 20, 2007, we entered into a “Stock Acquisition Agreement” with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of common stock for a total purchase price of $3,500,000 or $0.10 per share. We issued 10,000,000 shares pursuant to the agreement resulting in total proceeds of $1,000,000. There are 25,000,000 shares remaining to be issued pursuant to the agreement in 2008 and 2009.  Upon issuance of each 10,000,000 shares, we will initiate a registration of the shares,

Pursuant to the Agreement, Benchmark shall have the right to maintain an equity position in the Company equal to the equity position it would own upon the issuance of all shares due under the agreement. If at any time during the Anti-Dilution Period, the Company were to issue any shares of common stock which would impair the equity position of Benchmark, then the Company shall issue a warrant to purchase shares of common stock at an exercise price of $0.10 per share, which would upon exercise, reinstate their equity position. The warrants will be exercisable at any time through October 31, 2009.

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

Warrants were exercised for 2,350,000 shares for proceeds of $293,750.

We issued 2,000,000 shares of common stock in connection with consulting services and recorded professional fees in the amount of $100,000, the fair value of the services received.

We issued 600,000 shares of common stock to 3GC, Ltd. in connection with the consulting agreement.  As of December 31, 2007, professional fees in the amount of $66,000 were expensed, representing the fair value of the shares on the date of grant.

We entered into consulting agreements and issued 32,684 shares.  We recorded a consulting expense of $5,234 based on the fair market value of the shares on the date of the agreement.

We entered into a consulting agreement that specified payment for services by issuing 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008). (See Note 4).  The amount allocated to equity was $16,234.  The services were provided over a one-year period and for the year ended December 31, 2008 and 2007, we have recorded $10,418 and $5,816, respectively, as professional fee expense.

We entered into a consulting agreement with a term of one year.  We agreed to issue 120,000 shares of our common stock, to be issued quarterly in 30,000 share increments. The value of the services was recorded based on the market value of our stock at the date of the agreement and totaled $12,000.  At December 31, 2008 and 2007, we recorded professional fee expense of $8,000 and $4,000, respectively.

We issued 1,608,400 shares of our common stock at a conversion rate of $.04 and $.05 per share for a total amount of $69,711, as payment in full on loans.

Pursuant to note agreements we issued 1,050,000 shares of common stock as liquidated damages (value of $57,300).

 We issued 573,000 shares of common stock as payment for accrued professional fees in the amount of $57,300.

 We issued 22,058 shares of common stock for services.  As of December 31, 2007, we recorded professional fees of $2,426.

Fiscal 2008
We issued 120,000 shares of restricted common stock that were un-issued as of December 31, 2007.

We sold 10,000,000 shares to Benchmark for $900,000 and 285,000 shares for $28,500.

Our Board of Directors approved the issuance of 643,000 shares of common stock to certain employees and Directors as compensation.  The total expense was $32,150, which represented the fair market value of our shares on the date the awards were made.  Amortization of expense in fiscal 2008 for stock issued for services in 2007 totaled $18,418.

NOTE 6 - OPTIONS AND WARRANTS

Fiscal 2007
We have reserved for issuance an aggregate of 6,500,000 shares of common stock under our Stock Option Plan. On March 26, 2007, the Board awarded 325,000 options to purchase stock at $0.11 per share expiring December 31, 2011, and 750,000 options to purchase stock at $0.12 per share expiring December 31, 2011.  The fair market value of the options based on the Black Scholes model is $116,738 using the following assumptions:  Strike Price $0.11 and $0.12; Stock Price $0.11; Volatility 226%; Term 4.75 years; Dividend Yield 0%; Interest Rate 4.48%.  The cost was included as salary expense.

The Board of Directors authorized an offer to the series “C” warrant holders wherein they would be entitled to exercise up to 3,000,000 series “C” warrants for $0.125 per share with notification of intent to exercise by June 18, 2007.  2,350,000 warrants were exercised.

50,000 warrants issued in 2005 to purchase stock at $.20 per share expired on December 16, 2008.

The Board approved 5,000,000 Series “D” Warrants.  The series “D” warrants granted the investor the right to purchase shares of common stock at $0.10 per share.

We issued 1,000,000 Series “D” warrants to a consultant with an exercise price of $0.10 per share for consulting services. These warrants expired on December 31, 2007.  The fair market value of the warrants based on the Black-Scholes model is $57,162 using the following assumptions:  Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%.  As of December 31, 2007, we recorded $57,162 in professional fees.

We issued 1,200,000 Series “D” warrants to consultants with an exercise price of $0.10 per share for consulting services.  The warrants expired on December 31, 2007.  The fair market value of the warrants based on the Black-Scholes model is $68,594 using the following assumptions Strike Price $0.10; Stock Price $0.11; Volatility 151%; Term .75 of a year; Dividend Yield 0%; Interest Rate 4.48%.  As of December 31, 2007, we have recorded professional fees in the amount of $68,594.  These warrants were subsequently cancelled May 2, 2007, pursuant to the cancellation of the Agreement.

Fiscal 2008
We granted 350,000 warrants at an exercise price of $.05 per share, 200,000 warrants at an exercise price of $.10 per share, and 150,000 warrants at an exercise of $.25 per share.  The value of the warrants as calculated using the Black-Scholes model was $35,334 using the following weighted average assumptions:  Strike Price $0.11; Stock Price $0.08; Volatility 118%; Term 3.1 years; Dividend Yield 0%; Interest Rate 2.54%.

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding: 01/01/07	-	$0.116	6,150,000	$.0250
Granted	1,075,000-	-	3,704,000	0.160
Cancelled	-	-	2,300,000	0.100
Exercised	-	-	(2,350,000)	0.125
Outstanding 12/31/07	1,075,000-	0.116	5,204,000	0.249
Granted	-	-	700,000	0.11
Cancelled	-	-	(5,204,000)	0.249
Exercised	-	-	-	-
Outstanding12/31/08	1,075,000	$0.116	700,000	$0.11

NOTE 7 - LICENSE AGREEMENTS

On June 20, 2007, in connection with the Stock Acquisition Agreement with Benchmark, the Company entered into an Exclusive License and Distribution Agreement, wherein the Company granted the exclusive, worldwide right, license, and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in Oilfield Applications to Benchmark Energy Products.  The agreement provides for special pricing of equipment to Benchmark and per-gallon technology fees, paid to IET on the EcaFlo® fluids sold by Benchmark, for a five-year period consistent with the license period.

NOTE 8 – RELATED-PARTY TRANSACTIONS

In fiscal 2007 and 2008, we had consulting agreements with a shareholder and a Director with payments of $2,500 a month for each person.

On May 30, 2007, we entered into an amended employment agreement with two executives whereby the original terms were extended from December 9, 2009 to March 30, 2012.  Further, the agreement increased each Executive’s annual compensation from $72,000 to $110,000 and $74,400 to $130,000.  As of December 31, 2008, the future minimum payments are as follows:

Related-party compensation requirements
2009	$240,000
2010	240,000
2011	240,000
Thereafter	60,000
Total	$780,000

NOTE 9 - INCOME TAXES

For the year ended December 31, 2008, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008, the Company had approximately $8,086,000 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2017-2023.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$2,830,000	$1,686,400
Total deferred tax assets	2,830,000	1,686,400

Less: Valuation allowance	(2,830,000)	(1,686,400)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2008.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2008.  Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2008	2007
Federal and state statutory rate	34%	34%
Interest on convertible notes not deductible	(6%)	(5%)
Change in valuation allowance tax assets	(28%)	(29%)
	-	-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

On January 7, 2009, the Company borrowed $25,000 from an individual at an annual interest rate of 6%.  The loan and interest are due May 15, 2009.  In the event that the principal and interest are not paid by this date, the Company will incur a penalty of $212.50 per month, and the interest rate will increase to 12% per annum beginning May 16, 2009.  Pursuant to the Promissory Note, we agreed to issue 250,000 warrants exercisable for $0.10 per share of restricted common stock and 34,722 warrants exercisable for $0.18 per share, all expiring December 31, 2011.  In the event that the lender elects to convert the note to restricted shares of the Corporation’s common stock at $0.10 per share, the Company further agrees to issue 93,750 warrants exercisable at $0.20 per share.  The lender may also elect to convert one-half of the note to restricted shares of common stock at $0.10 per share, in which case the Company agrees to issue 46,875 warrants exercisable at $0.20 per share.  These warrants will be effective on the conversion date, and will expire December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 25,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.

On January 16, 2009, the Company borrowed $125,000 from an individual at an annual interest rate of 6%.  The loan and interest are due May 15, 2009.  In the event that the principal and interest are not paid by this date, the Company will incur a penalty of $1,000 per month, and the interest rate will increase to 12% per annum beginning May 16, 2009.  Pursuant to the Promissory Note, we agreed to issue 1,250,000 warrants exercisable for $0.10 per share of restricted common stock and 173,610 warrants exercisable for $0.18 per share, all expiring December 31, 2011.  In the event that the lender elects to convert the note to restricted shares of the Corporation’s common stock at $0.10 per share, the Company further agrees to issue 468,750 warrants exercisable at $0.20 per share.  The lender may also elect to convert one-half of the note to restricted shares of common stock at $0.10 per share, in which case the Company agrees to issue 234,375 warrants exercisable at $0.20 per share.  These warrants will be effective on the conversion date, and will expire December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 125,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.

On February 26, 2009, we borrowed $37,500 from a shareholder at an annual interest rate of 6%.  The loan and interest are due on May 15, 2009.

On March 13, 2009, we entered a consulting agreement for with a shareholder for a term of two months.  The services are to be of an advisory and consultative nature to provide a plan for various investor and public relations services.  Compensation will be paid in the amount of $5,000 upon completion of the agreement.

On March 13, 2009, we borrowed $30,000 from a shareholder at an annual interest rate of 15%, with a total interest payment of not less than 5% of the loan amount.  In the event that the principal and interest are not paid by this date, the Company will incur a penalty of $3,000 per month, and the interest rate will increase to 12% per annum beginning May 16, 2009.  In addition, we agreed to issue 300,000 warrants exercisable for $0.10 per share of restricted common stock, expiring December 31, 2011.  The loan and interest are due May 11, 2009.  The lender shall have the right to convert the entire note, including interest, to restricted shares of common stock at $0.10 per share.

On March 17, 2009, we borrowed $90,000 from an individual for a flat interest of $13,500.  In addition, the Company agreed to issue 500,000 warrants exercisable for $0.10 per share of restricted common stock, expiring December 31, 2011.  The principal and interest are due May 11, 2009.  In the event that the principal and interest are not paid by this date, the Company will incur a penalty of $4,500 per month until the balance is paid in full  In addition, the lender shall have the right to convert the entire note, including interest, to restricted shares of common stock at $0.10 per share.