Form 10-Q
period 2009-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2009-05-15
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 28, 2009, was 79,108,467 shares.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets	Unaudited	Audited
Current Assets:
Cash	$32,616	$33,357
Accounts receivable	26,253	22,505
Inventory	117,206	133,043
Prepaid expenses	24,971	36,508

Total current assets	201,046	225,413

Equipment	13,045	13,045
Accumulated depreciation	(10,915)	(10,523)

Total building and equipment	2,130	2,522

	$203,176	$227,935

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$161,667	$172,085
Accrued expenses	152,679	123,750
Notes payable	405,800	98,300
Convertible notes	501,000	501,000

Total current liabilities	1,221,146	895,135

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 79,058,467 shares issued and outstanding
at March 31, 2009 and December 31, 2008	79,058	79,058
Paid-in capital	7,847,278	7,786,789
Retained earnings (deficit)	(8,944,306)	(8,533,047)

Total shareholders' equity (deficit)	(1,017,970)	(667,200)

Total liabilities and shareholders' equity (deficit)	$203,176	$227,935

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,
	2009	2008

Sales	$34,953	$242,820
Cost of sales	16,882	84,733

Gross profit	18,071	158,087

Professional and administrative fees	82,183	81,441
Salary	162,958	194,212
Depreciation and amortization	392	570
Research and development	-	6,000
Office & miscellaneous expense	98,919	67,616
Bad debt expense	30	37,746
Total operating expenses	344,482	387,585

Loss from operations	(326,411)	(229,498)

Other income (expense):
Finance fees	(60,489)	(5,000)
Interest expense	(24,359)	(62,284)
Total other income (expense)	(84,848)	(67,284)

Net loss	$(411,259)	$(296,782)

Weighted average shares outstanding	79,058,467	68,139,698
Net loss per share basic and diluted	$(0.01)	$(0.00)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(411,259)	$(296,782)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	392	570
Accretion of interest on convertible notes	-	44,174
Stock, options and warrants issued for services	60,489	9,219
Changes in operating assets and liabilities:
Accounts receivable	(3,748)	(2,911)
Inventory	15,837	70,514
Deposits and prepaids	11,537	(6,986)
Accounts payable	(10,418)	50,988
Accrued expenses	28,929	29,124
Cash used in operating activities	(308,241)	(102,090)

Cash flows from financing activities:
Proceeds from notes payable	307,500	35,000

Cash provided by financing activities	307,500	35,000

Decrease in cash	(741)	(67,090)
Cash beginning of period	33,357	72,334
Cash end of period	$32,616	$5,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$26,012
Cash paid for income taxes	$-	$-

Non-cash financing activities:

Stock and warrants issued for services	$60,489	$9,219

See notes to condensed consolidated financial statements.

Note 1 – Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2008.

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

Note 3 - Notes payable

Notes payable consisted of the following at March 31, 2009:

Note payable, unsecured, bearing interest at a rate of 10% per annum. .	$50,000
Note payable, unsecured, non-interest bearing.	25,000
Notes payable, unsecured, with a variable interest rate, and monthly principal and interest payments (see Note 7).	23,300
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 6% per annum	125,000
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 6% per annum	25,000
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 6% per annum	37,500
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 15% per annum, with a total interest payment of not less than 5% of the loan amount	30,000
Note payable, secured by Benchmark Stock Acquisition Agreement, with a flat interest of $13,500	90,000
$405,800

Note 4 - Convertible notes payable

As of March 31, 2009, we had convertible loans totaling $501,000, which are accruing interest at a rate of 10% per annum payable semi-annually.  The company has extended the original maturity date of January 2, 2009, and will continue to accrue interest at a rate of 10% per annum until the notes are paid. The notes are currently in default.

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

On April 30, 2009 we received $500,000 from Benchmark and on May 8, 2009 we issued 5,000,000 shares of our common stock.

On or before October 31, 2009, Benchmark will issue final payment under the terms of the agreement in the amount of $1,000,000.  Upon receipt, the Company will cause to be issued 10,000,000 shares of common stock, and initiate a final registration for the remaining unregistered shares.

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

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/09	1,075,000	$0.11	700,000	$0.11
Granted		-	2,688,332	0.10
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 03/31/09	1,075,,000	$0.11	3,388,332	$0.10

In the quarter ended March 31, 2009, we granted 2,688,332 warrants in connection with our borrowings.  The value of the warrants as calculated using the Black-Scholes model was $128,621 using the following weighted average assumptions:  Strike Price $0.10; Stock Price $0.06; Volatility 156%; Term 2.6 years; Dividend Yield 0%; Interest Rate 1.48%. We expensed as loan costs $60,489 in the period ended March 31, 2009 and we will expense as loan cost $68,132 in the quarter ended June 30, 2009.

Note 7 – Related-party transactions

We have consulting agreements with a shareholder and a Director requiring payments of $2,500 per month for each.  Additionally, we entered into a consulting agreement which expired February 26, 2009 with a shareholder for compensation of $5,000 per month.  On March 13, 2009, the Company entered a consulting agreement with another shareholder for a term of two months for $2,500 per month, to be paid in full upon completion of the agreement.  As of March 31, we recorded $27,500 in consulting fee expense.

We have employment agreements with two of our executives whereby we have agreed to annual compensation in the amount of $240,000.  As of March 31, 2009, the future minimum payments are as follows:

Related-party compensation requirements
2009	180,000
2010	240,000
2011	240,000
Total	$780,000

On August 17, 2006, the Company received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  As of March 31, 2009, the remaining principal balance of the note is $23,300.

On February 26, 2009, the Company borrowed $37,500 from a shareholder at an annual interest rate of 6%.  The loan and interest are due on May 15, 2009.

On March 13, 2009, the Company borrowed $30,000 from a shareholder at an annual interest rate of 15%, with a total interest payment of not less than 5% of the loan amount.  In the event that the principal and interest are not paid by this date, the Company will incur a penalty of $3,000 per month, and the interest rate will increase to 12% per annum beginning May 16, 2009.  In addition, the Company agreed to issue 300,000 warrants exercisable for $0.10 per share of restricted common stock, expiring December 31, 2011.  The loan and interest are due May 11, 2009.  The lender shall have the right to convert the entire note, including interest, to restricted shares of common stock at $0.10 per share.

Note 8 – Commitments and Contingencies

On August 22, 2006, we entered into a supply agreement with Aquastel, Inc., wherein Aquastel agreed to supply us with C-50 and C-100 cells.  This agreement was amended by addendum on September 13, 2006 to grant IET U.S. exclusivity on these cells.  The term of the agreement was 3 years, terminating on August 22, 2009.  On April 17, 2009, we decided to terminate our August 22, 2006 Supply Agreement with Aquastel, and have notified Aquastel of this fact.  Our decision was based on several factors, but serious consideration was given to receiving notification from Aquastel of its intent to relocate its electrolytic cell manufacturing operations outside of the U.S., hence causing IET to re-evaluate its dependency upon an outside source for electrolytic cells.

Throughout our history in this business, IET has been working on improvements to electrolytic cell technology, in particular, as specific components for our proprietary EcaFlo® equipment system.  To that effect, we filed a provisional patent application with the U.S. Patent and Trademark Office on May 6, 2009 for our EcaFlo®-specific cell.  Further development of EcaFlo® system components will be on-going to improve the efficiency and reliability of our EcaFlo® equipment system.

On June 20, 2007, in connection with the Stock Acquisition Agreement with Benchmark, we entered into an Exclusive License and Distribution Agreement, wherein we granted the exclusive, world-wide right, license and authority to market, manufacture, sell and distribute EcaFlo® equipment and solutions for use in Oilfield Applications to Benchmark Energy Products.  The agreement provides for special pricing of equipment to Benchmark and per gallon technology fees, paid to IET on the EcaFlo® fluids sold by Benchmark, for a five-year period consistent with the license period.

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has expressed an interest in obtaining some level of exclusivity, completes its laboratory analysis and field testing of Excelyte®. The testing is expected to be completed in the second quarter of 2009.

Note 9 – Subsequent events

On April 2, 2009, we sold 50,000 restricted shares of common stock for $5,000.  The shares were issued on April 9, 2009.

On April 15, 2009, the Company borrowed $50,000 from an individual at an annual interest rate of 15%, with a total interest payment of not less than 5% of the loan amount.  In the event that the principal and interest are not paid by this date, the Company will incur a penalty of $1,000 per month.  In addition, the Company agreed to issue 500,000 warrants exercisable for $0.10 per share of restricted common stock, expiring December 31, 2011.  The loan and interest are due May 10, 2009.  The lender shall have the right to convert the entire note, including interest, to restricted shares of common stock at $0.10 per share.  The loan and interest were repaid on May 9, 2009.

On April 24, 2009, we sold 150,000 restricted shares of common stock for $15,000.  As part of the subscription agreement, the Company granted the purchaser the option of requiring the Company to purchase all or any portion of the shares at a purchase price of $0.105 per share.  This option must be exercised, if at all, on May 11, 2009.  As further consideration of this subscription agreement, the Company agreed to issue 150,000 warrants exercisable for $0.10 per share of restricted common stock, expiring December 31, 2011.  The shares were issued on May 11, 2009.

On April 30, 2009, as outlined in our June 20, 2007 Stock Acquisition Agreement with Benchmark, we received the sixth installment of $500,000, and on May 8, 2009, the Company issued to Benchmark 5,000,000 shares of common stock.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. is a manufacturing company that designs and builds equipment incorporating innovative technologies which are focused on the enhancement of the environment and the health, safety, and well-being of current and future generations.  Our wholly-owned subsidiary, I.E.T., Inc., designs, manufactures, markets, sells, and installs proprietary EcaFlo® equipment, featuring the electro-chemical activation (ECA) technology, in the United States and throughout the world.

We have evolved from a development-stage company to an income-generating original equipment manufacturing company.  We have focused our attentions on several critical issues:

•	Developing our ability to construct EcaFlo® equipment efficiently and cost-effectively;
•	Developing and enhancing our testing protocol with researchers at Coastal Carolina University, and independent companies and laboratories;
•	Identifying and obtaining required and beneficial federal and private regulatory certifications, registrations, and approvals;
•	Executing our business plan for oilfield applications and pursuing additional opportunities with Benchmark;
•	Raising equity capital;
•	Researching market application areas and identifying and establishing distributorship agreements;
•	Utilizing laboratory data and sales strategies to enter new markets;
•	Continuing to develop and maintain relationships with university and independent laboratories for research assistance on EcaFlo® applications; and
•	Furthering the process of building a brand identity and sales track record through the appearance at various trade and professional shows and conferences.

We have incurred losses since inception.  For the fiscal year ended December 31, 2008, we had a net loss of $1,535,712 as compared to a net loss of $1,950,182 for the fiscal year ended December 31, 2007.  For the three months ended March 31, 2009, we had a net loss of $411,259 as compared to a net loss of $296,782 for the three months ended March 31, 2008.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share.  The purchase price will be paid in seven (7) installments over a period of 30 months.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it was in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  We have received six installments for a total of $2,400,000.  We anticipate receiving the remaining seventh installment of $1,000,000 in October 2009.

In connection with the Stock Acquisition Agreement, we entered into an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, manufacture, sell and distribute EcaFlo® equipment and solutions for use in Oilfield Applications to Benchmark.

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

On September 10, 2008, we issued a press release announcing that we are targeting staph and other infections in schools, by continuing to sell EcaFlo® equipment to a leading North Carolina-based supplier of janitorial and sanitation products and solutions primarily involved in supplying state, county and local governments with disinfecting and sanitizing products.

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

On November 17, 2008, we issued a press release announcing that University General Hospital (UGH) is the first in the nation to utilize Excelyte® (Benchmark’s name for EcaFlo® Anolyte) as a primary disinfectant.  IET and UGH, through an exclusive industry arrangement with Benchmark, signed a comprehensive agreement to evaluate the disinfecting capabilities of Excelyte® along with the disinfecting products currently in use in selected areas of the hospital, with the anticipation that Excelyte® will ultimately replace all other disinfectants in all areas of the hospital.

Recent Developments

On April 16, 2009, we issued a press release to formally introduce Benchmark Research & Technologies, Inc. Excelyte® as a registered, “green,” microbiocide product under IET’s U.S. Environmental Protection Agency product registration for EcaFlo® Anolyte.  A copy of the press release is attached hereto as Exhibit 99.4.

On April 21, 2009, we issued a press release announcing the registration of EcaFlo® Anolyte (trademark Excelyte®) with the National Science Foundation as a “D2” antimicrobial – an “antimicrobial agent not requiring rinse(ing)”. A copy of the press release is attached hereto as Exhibit 99.5.

On April 28, 2009, we issued a press release announcing that the U.S. EPA has approved EcaFlo® Anolyte (trademarked Excelyte®), as a registered and effective biocide against MRSA (Methicillin-Resistant Staphylococcus Aureus), a bacterial infection facing the public today.  A copy of the press release is attached hereto as Exhibit 99.6.

On May 5, 2009, the Houston Rockets issued a press release announcing our partnership with the Houston Rockets, whereby Houston is to be the first national sports market to showcase our revolutionary “green” defensive technology.  IET and Benchmark have entered into a sponsorship agreement with the Rockets.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table summarizes selected items from the statement of operations at March 31, 2009 compared to March 31, 2008.

SALES AND COST OF SALES:

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
Sales	$34,953	$242,820	$(207,867)	(86%)

Cost of Sales	16,882	84,733	(67,851)	(80%)

Gross Profit	18,071	158,087	(140,016)	(89%)

Gross Profit Percentage of Sales	52%	65%	--	(13%)

Sales

Our sales for the three months ended March 31, 2009 were $34,953 compared to sales of $242,820 in the three months ended March 31, 2008.  This resulted in a decrease in sales of $207,867, or 86%, from the same period a year ago.  The decrease in sales was as a result of a delay in finalizing sales due to a change in economic positions for some of our customers and another waiting period while regulatory approvals have been sought to allow un-restricted use of the fluid solutions our EcaFlo® equipment produces.  Sales of EcaFlo® equipment and solutions were severely impaired during the period of time that the U.S. Environmental Protection Agency (EPA) was studying, reviewing and making determinations about our product and the requirement for an EPA product registration for “EcaFlo® Anolyte.”  By law, we were required to restrict our marketing claims and to cause no distribution of our product to occur other than on-site generation and usage.  On August 18, 2008 we received our product registration for EcaFlo® Anolyte from the EPA.  We fully expect sales of our EcaFlo® equipment and solutions to expand rapidly from the receipt of our product registration number.

According to our oilfield distributor and industry partner, Benchmark Energy Products, Benchmark continues to market Excelyte® (Benchmark’s product name for EcaFlo® Anolyte), to the oil and gas industry, but the industry, which is resistant to change, continues to use several “old technology” biocides developed during the past 30 years.  Benchmark has spent significant time and resources educating the industry about the benefits of Excelyte® vs. the older biocides.  Testing has confirmed that the biocide most widely used in the industry today is ineffective with current well treatment practices and industry attempts to utilize increasingly poorer quality water.  Benchmark has engaged a highly regarded oil and gas industry biotechnology laboratory as an independent “expert” to help Benchmark mount a “turnaround” in industry thinking concerning the dynamic required for biocides to be effective with current well stimulation practices.  The findings reported by this laboratory have validated that Excelyte® outperforms all other biocides currently in use by the oil and gas industry, with the added benefit of being the first totally “green” biocide.  In addition, special consideration is being given to an oilfield entity, while conclusive business plans are being developed and implemented.

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has completed its laboratory testing and expressed a high interest in obtaining some level of exclusivity on the product, completes its field testing of Excelyte®.  The testing is expected to be completed by the second quarter of 2009.

During the period of time that oil and gas industry sales continue to be developed, our industry partner, Benchmark, has been dedicating time and extensive money to third-party research.  Additionally, they have been focused on market development work, and sales in different markets, such as the professional sports and hospital, hard-surface disinfection markets.  Benchmark management and key personnel – the “Excelyte® Team” – have brought many and varied opportunities to the table for IET.  Benchmark and the Company work hand-in-hand to advance the markets for EcaFlo® solutions (or “Excelyte®”) and will continue to do so.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended March 31, 2009 was $16,882, a decrease of $67,851, or 80% from $84,733 for the three months ended March 31, 2008.  The decrease in our cost of sales is as a result of a period of market development due to pending regulatory approvals, registration and certifications required for sales to occur.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

Gross profit margins decreased by 13% from the prior year due to a lack of EcaFlo® equipment sales, since our pricing structure allows for more profit on equipment sales than on replacement parts and laboratory testing supplies.

EXPENSES:

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
Expenses:
Professional and administrative fees	$82,183	$81,441	$742	1%
Salary	162,958	194,212	(31,254)	(16%)
Depreciation and amortization	392	570	(178)	(31%)
Research and development	-	6,000	(6,000)	-
Office and miscellaneous expense	98,919	67,616	31,303	46%
Bad debt expense	30	37,746	(37,716)	(100%)
Total operating expenses	344,482	387,585	(43,103)	(11%)

(Loss) from operations	(326,411)	(229,498)	96,913	42%

Other income (expense):
Finance fees	(60,489)	(5,000)	55,489	1110%
Interest expense	(24,359)	(62,284)	(37,925)	(61%)
Total other income (expense)	(84,848)	(67,284)	17,564	26%

Net (loss)	$(411,259)	$(296,782)	$114,477	39%

Professional and Administrative Fees

Professional and administrative fees for the three months ended March 31, 2009 were $82,183, an increase of $742, or 1%, from $81,441 for the three months ended March 31, 2008.  The increase in professional and administrative fees was the result of utilizing the services of financial consultants to assist us in developing plans for financings and the improvement of share value.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the three months ended March 31, 2009 was $162,958, a decrease of $31,254, or 16%, from $194,212 for the three months ended March 31, 2008.  The decrease in salary expenses was the result of decreasing hourly employee payroll expenses and reducing our engineering staff, while accomplishing the production necessary for meeting the Company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2009 were $392, a decrease of $178, or 31%, from $570 for the three months ended March 31, 2008.  Depreciation expenses decreased slightly as the full depreciable value of some equipment was reached.  At this point in time, we anticipate our depreciation expenses to remain fairly steady.

Office and Miscellaneous

Office and miscellaneous expenses for the three months ended March 31, 2009 were $98,919, an increase of $31,303, from $67,616 for the three months ended March 31, 2008.  The increase in office and miscellaneous expenses was as a result of the need for some one-time equipment purchases and the restocking of supplies.

Bad Debt

Bad debt expense for the three months ended March 31, 2009 was $30, a decrease of $37,716, or 100%, from $37,746 for the three months ended March 31, 2008.  The decrease in bad debt expense was as a result of our customers having paid their debt to us.  We have historically had limited write-offs as the result of bad debts.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 40% - 50% of the total purchase price with each EcaFlo® equipment order.  We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Loss from Operations

The loss from operations for the three months ended March 31, 2009 was $326,411, versus a loss from operations of $229,498for the three months ended March 31, 2008, a change in loss from operations of $96,913.  The increase in the loss from operations in 2009 was the result of a severe impairment of our ability to sell into markets requiring regulatory approvals, registrations, and certifications.

Finance Fees

Finance fees for the three months ended March 31, 2009 were $60,489, as compared to $5,000 for the same period in 2008.  Our finance fees in the first quarter of 2009 were higher because of warrants issued in connection with temporary working capital loans.

Interest Expense

Interest expense for the three months ended March 31, 2009 were $24,359, as compared to $62,284 for the same period in 2008.  Our interest expense in 2008 was higher because of an increase in loans requiring interest payments.

Net (Loss)

Our net loss for the three months ended March 31, 2009 was $411,259, an increase of $114,477, or 39%, from $296,782 for the three months ended March 31, 2008.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (ECA), which is the center point of our EcaFlo® systems.  Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, known as EcaFlo® Anolyte (“Excelyte”) and EcaFlo® catholyte.

Our direct attention continues to be focused on providing our EcaFlo® devices to the markets at-hand:  the oil and gas industry, food safety and agricultural applications, storm-water treatment, water and wastewater treatment, and other hard surface sanitation opportunities such as our recent entry into the professional sports market.  In many cases, clinical and laboratory testing and research have now moved to field trials by end-users.  Anticipated positive results in field testing should result in increased sales in future quarters.  As a new “green” product, regulatory constraints continue to provide unforeseen challenges, which we address and overcome systematically.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	March 31,	December 31,	Increase / (Decrease)
	2009	2008	$	%

Current Assets	$201,046	$225,413	$(24,367)	(11%)

Current Liabilities	1,221,146	895,135	326,011	36%

Working Capital (deficit)	$(1,020,100)	$(669,722)	$350,378	52%

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

As of March 31, 2009, we continue to use traditional and/or debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc.  The contract provides for an equity investment of $3,500,000 over a period of 30 months in 7 installments and for technology fees paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it was in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  We have received six installments for a total of $2,400,000.  From the remaining seventh installment we will receive a total of $1,000,000 ($1,000,000 in October 2009).  A copy of the addendum was attached as exhibit 10.21 to our quarterly report filed on November 13, 2008.

Financing.  On August 17, 2006, the Company received an unsecured loan of $25,000 from Robert Lucas, at a variable interest rate.  Pursuant to the note agreement, the Company agreed to issue 100,000 shares of common stock as a loan fee.  On April 3, 2007, the shares were issued.  As of December 31, 2008 and 2007, interest paid was $5,575 and $2,069, respectively.  As of March 31, 2009, the remaining principal balance of the note is $23,300.

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

On February 27, 2009, we executed a promissory note with Gary Grieco for the principal amount of $37,500.  Pursuant to the promissory note, we agreed to repay the principal amount and interest at the yearly rate of 6% by May 15, 2009.  The loan and interest were repaid on May 6, 2009.

On March 13, 2009, we executed a promissory note with Harvey M. Burstein for the principal amount of $30,000.  Pursuant to the promissory note, we agreed to repay the principal amount and interest at the yearly rate of 15%, with a total interest payment of not less than 5% of the loan amount, by May 11, 2009.  In the event that the principal amount and interest is not repaid by May 11, 2009, we agree to pay a penalty of $3,000 per month until the balance is paid in full.  In consideration for the loan, we agreed to issue Mr. Burstein 300,000 warrants exercisable for $0.10 per share. The warrants will expire on December 31, 2011.  In addition, Mr. Burstein shall have the right to convert the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  The loan and interest were repaid on May 11, 2009.

On March 17, 2009, we executed a promissory note with an individual for the principal amount of $90,000.  Pursuant to the promissory note, we agreed to repay the principal amount and a fee of $13,500 by May 11, 2009.  In the event that the principal amount and interest is not repaid by May 11, 2009, we agree to pay a penalty of $4,500 per month until the balance is paid in full.  In consideration for the loan, we agreed to issue 500,000 warrants exercisable for $0.10 per share. The warrants will expire on December 31, 2011.  In addition, there is a right to convert the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  The loan and fee were repaid on May 11, 2009.

On April 14, 2009, we executed a promissory note with Ron Cohen for the principal amount of $50,000.  Pursuant to the promissory note, we agreed to repay the principal amount and interest at the yearly rate of 15% by May 10, 2009.  Additionally, we agreed to pay a penalty of $1,000 per month until the balance is paid in full.  In consideration for the loan, we agreed to issue 500,000 warrants exercisable for $0.10 per share. The warrants will expire on December 31, 2011.  In addition, there is a right to convert the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  The loan and interest were repaid on May 9, 2009.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2009, our cash balance was $32,616.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, proceeds from our stock acquisition agreement with Benchmark, additional sales of our common stock, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

EcaFlo® Solutions and EcaFlo® Equipment

As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFlo® devices, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices.  Our engineering department has dedicated itself to identifying and making quality improvements to our EcaFlo® systems, the components utilized in our EcaFlo® systems, and the functionality between our EcaFlo® systems and the end use of the fluid solutions produced by our EcaFlo® equipment.  Vital testing results have significantly improved our ability to complete our goals ahead of time and enter our markets with specific EcaFlo® devices with a firm confidence level, in addition to allowing us the opportunity to modify existing EcaFlo® equipment to meet customer demand.  Currently we are focusing on on-site trials of our EcaFlo® equipment and assisting customers with the integration of our EcaFlo® equipment into their processes.

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

On May 7, 2008, we announced that as a result of two invitations to showcase our equipment at the Chemical Biological Incident Response Force’s Indian Head Base (Maryland), our EcaFlo® equipment and solutions were accepted to be listed on the United States Department of Homeland Security’s website.  In addition, we have recently received a commitment from a Federal agency known as DTRA (Defense Threat Reduction Agency) that purchase and use of our EcaFlo® equipment and solutions in a homeland threat / defense exercise is eminent.

The United States Environmental Protection Agency (“EPA”) has conducted thorough investigations of the scientific data relative to EcaFlo® Anolyte product, as well as requiring a full battery of independent, yet Company-sponsored, lab testing which was performed by fully-certified, EPA-approved labs.  Based on the results of this extensive research, we were granted our registration of EcaFlo® Anolyte on August 18, 2008.  This product is a highly effective, “green” biocide that may be used for hard-surface disinfection for many applications, including medical, dental, veterinary, schools, gyms and sports equipment, bacteria control for food safety, oil and gas, water treatment, and infection control.  This registration process has been completed in order to make important marketing and efficacy claims about our EcaFlo® Anolyte product and its ability to be used as a high-level (hospital) disinfection/antimicrobial product.  Additionally, other business models are now allowed because this registration permits the distribution of EcaFlo® Anolyte by container, as well as for use onsite where produced.  In addition, the EPA, as a result of additional laboratory testing using AOAC protocols, has allowed us to add MRSA-specific claims to our product registration label.

Benchmark, along with a service company, have performed thorough oilfield bacteria testing in a third-party, independent lab and are concluding field testing of Excelyte® to ascertain specific comparison data between Excelyte® and traditionally-used oilfield chemicals.  The results of this testing have pinpointed specific uses for Excelyte® beyond the use for frac waters, which expands the known oilfield market through additional applications.  The results of this extensive testing are being reviewed by key members of a third-party, oil and industry entity.

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

Consultants

Duke Van Kalken.  On June 30, 2008, we entered into a contractor agreement with Duke Van Kalken, President of Aquastel, for a period of one year.  Mr. Van Kalken was to provide assistance to the Company with marketing and sales on a commission basis.  We terminated our contractor relationship with Mr. Van Kalken on April 17, 2009.

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

Legend Capital Management, LLC.  On October 20, 2008, we entered into a consulting agreement with Legend Capital Management LLC, wherein Legend Capital Management, LLC agreed to devise and prepare a plan for investor relations and financing for the Company.  The original term of the agreement began on October 20, 2008 and terminated on January 20, 2009.  We agreed to compensate Legend Capital Management LLC with $18,000 for this term ($3,000 on November 1, 2008, and a monthly fee of $7,500 commencing on November 20, 2008 and payable on the 20th of each successive month thereafter during the original term of the agreement).  Additionally, we agreed to issue Legend Capital Management LLC, warrants to purchase 200,000 shares of the Company’s restricted common stock at $0.10 per share, exercisable for five (5) years.  Both parties have agreed to extend the agreement on a month-to-month basis.

EGR International.  On January 1, 2008, we entered into a consulting agreement with EGR International, wherein EGR International agreed to provide the Company with consulting services for special project development.  We agreed to compensate EGR International with $2,500 per month.  We are currently working with EGR International on a month-to-month, as needed, basis.

Harvey M. Burstein.  On March 13, 2009, we entered into a consulting agreement with Harvey M. Burstein, wherein Mr. Burstein agreed to provide a plan for various investor and public relations services for the Company.  The term of the agreement began on March 13, 2009 and terminated on May 13, 2009.  We agreed to compensate Mr. Burstein with $5,000, payable upon completion of the agreement.  The fee was paid in full on May 13, 2009.

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

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has expressed an interest in obtaining some level of exclusivity, completes its laboratory analysis and field testing of Excelyte®. The analysis and testing is expected to be completed in the second quarter of 2009.

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

Exclusive Supply Agreement with Aquastel, Inc.

On August 22, 2006, we entered into a supply agreement with Aquastel, Inc., wherein Aquastel agreed to supply us with C-50 and C-100 cells.  On September 13, 2006, this agreement was amended by addendum for exclusivity.  The term of the agreement was 3 years, terminating on August 22, 2009.

On April 17, 2009, we decided to terminate our August 22, 2006 Supply Agreement with Aquastel, and have notified Aquastel of this fact.  Our decision was based on several factors, but serious consideration was given to receiving notification from Aquastel of its intent to relocate its electrolytic cell manufacturing operations outside of the U.S., hence causing IET to re-evaluate its dependency upon an outside source for electrolytic cells.

Throughout our history in this business, IET has been working on improvements to electrolytic cell technology, in particular, as specific components for our proprietary EcaFlo® equipment system.  To that effect, we filed a provisional patent application with the U.S. Patent and Trademark Office on May 6, 2009 for our EcaFlo®-specific cell.  Further development of EcaFlo® system components will be on-going to improve the efficiency and reliability of our EcaFlo® equipment system.

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

Off-Balance Sheet Arrangements.

As of March 31, 2009, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As a result of our deficiency in working capital at December 31, 2008 and March 31, 2009, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, future equity private placements with traditional financing firms and/or with an industry partner, or debt facilities.

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

On March 13, 2009, we sold a total of 150,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $15,000, all of which was paid in cash. The 150,000 shares have not been issued as of the date of this filing. In consideration of the execution of the subscription agreement, we agreed to issue to the investor 150,000 warrants exercisable for $0.10 per share of our restricted common stock, expiring December 31, 2011.  We believe that the issuance and sale of the shares and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares and warrants were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares and warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares and warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. There were no commissions paid on the issuance and sale of the shares.

On March 26, 2009, we sold a total of 50,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $5,000, all of which was paid in cash. The 50,000 shares were issued on April 9, 2009. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. There were no commissions paid on the issuance and sale of the shares.

On May 8, 2009, we issued 5,000,000 shares of our common stock to Benchmark Performance Group, Inc., in exchange for the sixth installment of $500,000 (received on May 1, 2009) pursuant to our Stock Acquisition Agreement dated June 20, 2007.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2009.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008 and the first quarter of 2009.

Item 5.                     Other Information.

Press Releases

On April 16, 2009, we issued a press release to formally introduce Benchmark Research & Technologies, Inc. Excelyte® as a registered, “green,” microbiocide product under IET’s U.S. Environmental Protection Agency product registration for EcaFlo® Anolyte.  A copy of the press release is attached hereto as Exhibit 99.4.

On April 21, 2009, we issued a press release announcing the registration of EcaFlo® Anolyte (trademark Excelyte®) with the National Science Foundation as a “D2” antimicrobial – an “antimicrobial agent not requiring rinse(ing)”. A copy of the press release is attached hereto as Exhibit 99.5.

On April 28, 2009, we issued a press release announcing that the U.S. EPA has approved EcaFlo® Anolyte (trademarked Excelyte®), as a registered and effective biocide against MRSA (Methicillin-Resistant Staphylococcus Aureus), a bacterial infection facing the public today.  A copy of the press release is attached hereto as Exhibit 99.6.

Item 6.                     Exhibits.

Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(b)	1/25/02

2(c)	Agreement and Plan of Merger and Reincorporation		8-K		2(c)	3/10/08

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999		10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999		10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000		10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.		10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004		10-QSB	3/31/04	3(i)	5/14/04

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001		8-K		3(i)(g)	1/25/02

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd. – Dated January 11, 2008		8-K		3(i)(h)	3/10/08

3(i)(i)	Articles of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 15, 2008 (Nevada)		8-K		3(i)(j)	3/10/08

3(i)(j)	Certificate of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 18, 2008 (Delaware)		8-K		3(i)(j)	3/10/08

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001		8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(ii)(f)	4/30/02

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation – Dated January 11, 2008		8-K		3(ii)(c)	3/10/08

10.1	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003		10-QSB	9/30/03	10.8	11/19/03

10.2	Supply Agreement – Dated September 4, 2003		10-QSB	9/30/03	10.9	11/19/03

10.3	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003		10-QSB	9/30/03	10.10	11/19/03

10.4	Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003		8-K		10.2	1/08/04

10.5	Contract of Sale – JMW Investments – Dated January 2, 2004		8-K		10.1	3/1/04

10.6	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004		S-8		10.3	1/22/04

10.7	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004		10-QSB	6/30/04	10	8/23/04

10.8	Amendment to License and Supply Agreement with Electro-Chemical Technologies		10-QSB	9/30/04	10	11/12/04

10.9	Consulting Agreement of Joseph Schmidt, dated November 18, 2004.		8-K		10.1	1/07/05

10.10	Letter Amending Joseph Schmidt’s Consulting Agreement.		8-K		10.2	1/07/05

10.11	Consulting Agreement of XXR Consulting, Inc., dated December 8, 2004.		8-K		10.3	1/07/05

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.		8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005		8-K		10.5	1/07/05

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005		10-KSB	12/31/04	10.6	3/30/05

10.15	Employment Agreement of Steve Johnson – Dated February 10, 2005		10-KSB	12/31/04	10.7	3/30/05

10.16	DaVinci-Franklin Fund I, LLC – Dated April 1, 2005		8-K		10.1	4/13/05

10.17	Agreement with Red River Capital Partners dated June 14, 2006		10-QSB	6/30/06	10	8/14/06

10.18	Stock Acquisition Agreement dated June 20, 2007		8-K		10.1	8/21/07

10.19	Exclusive License and Distribution Agreement dated June 20, 2007		8-K		10.2	8/21/07

10.20	Registration Rights Agreement dated June 21, 2007		8-K		10.3	8/21/07

16	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002		8-K		16	4/26/02

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release dated August 20, 2008 – IET Receives US EPA Product Registration		10-Q	09/30/08	99.1	11/13/08

99.2	Press Release dated September 10, 2008 – IET Targets MRSA (Staph) Infections in Schools with “Green” Biocide		10-Q	09/30/08	99.2	11/13/08

99.3	Press Release dated September 24, 2008 – IET Builds Sales into New Markets		10-Q	09/30/08	99.3	11/13/08

99.4	Press Release dated April 16, 2009 – IET and BRT introduce Excelyte®, a new ‘green’ disinfecting solution.	X

99.5	Press Release dated April 21, 2009 – IET announces NSF Registration of EcaFlo® Anolyte (Excelyte®)	X

99.6	Press Release dated April 28, 2009 – IET announces MRSA – Specific EPA Registration of EcaFlo® Excelyte®	X

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

Date: May 15, 2009