Form 10-Q
period 2009-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2009-08-13
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 4, 2009, was 84,108,467 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	Unaudited	Audited
Assets
Current Assets:
Cash	$39,754	$33,357
Accounts receivable	23,267	22,505
Inventory	134,852	133,043
Prepaid expenses	11,929	36,508

Total current assets	209,802	225,413

Equipment	16,154	13,045
Accumulated depreciation	(12,138)	(10,523)

Total building and equipment	4,016	2,522

	$213,818	$227,935

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$166,188	$172,085
Accrued expenses	148,551	123,750
Notes payable	273,300	98,300
Convertible notes	497,000	501,000

Total current liabilities	1,085,039	895,135

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 84,108,467 and 79,058,467 shares issued
and outstanding at June 30, 2009 and December 31, 2008	84,108	79,058
Paid-in capital	8,465,230	7,786,789
Retained earnings (deficit)	(9,420,559)	(8,533,047)

Total shareholders' equity (deficit)	(871,221)	(667,200)

Total liabilities and shareholders' equity (deficit)	$213,818	$227,935

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
Unaudited

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2009	2008	2009	2008

Sales	$35,736	$244,167	$783	$1,347
Cost of sales	17,412	85,819	530	1,086

Gross profit	18,324	158,348	253	261

Professional and administrative fees	162,093	155,147	79,910	73,706
Salary	296,862	319,386	133,904	125,174
Depreciation and amortization	1,615	1,140	1,223	570
Office & miscellaneous expense	203,303	181,689	84,384	108,073
Bad debt expense	30	37,746	-	-

Total operating expenses	663,904	695,108	299,421	307,523

Loss from operations	(645,580)	(536,760)	(299,168)	(307,262)

Other income (expense):
Finance fees	(178,491)	(26,740)	(118,002)	(21,740)
Interest expense	(63,441)	(129,794)	(39,082)	(67,510)
Total other income (expense)	(241,932)	(156,534)	(157,084)	(89,250)

Net loss	$(887,511)	$(693,294)	$(456,252)	$(396,512)

Weighted average shares outstanding	81,374,213	69,311,786	83,664,511	70,493,104
Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For The Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(887,511)	$(693,294)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,615	1,140
Accretion of interest on convertible notes	-	93,738
Stock, options and warrants issued for services	178,491	33,098
Other	(3,109)	-
Changes in operating assets and liabilities:
Accounts receivable	(762)	(3,183)
Inventory	(1,809)	17,038
Deposits and prepaids	24,579	(5,000)
Accounts payable	(5,897)	24,403
Accrued expenses	24,801	(65,318)

Cash used in operating activities	(669,603)	(597,378)

Cash flows from financing activities:
Stock sold	505,000	500,000
Payment on convertible notes	(4,000)	-
Proceeds from notes payable	175,000	50,000

Cash provided by financing activities	676,000	550,000

Decrease in cash	6,397	(47,378)
Cash beginning of period	33,357	72,334

Cash end of period	$39,754	$24,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,054	$26,012
Cash paid for income taxes	$-	$-

Non-cash financing activities:

Stock and warrants issued for services	$178,491	$9,219

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

Note 3 - Notes payable

Notes payable consisted of the following at June 30, 2009:

Note payable, unsecured, bearing interest at a rate of 10% per annum.	$ 50,000
Note payable, unsecured, non-interest bearing.	25,000
Notes payable, unsecured, with a variable interest rate, and monthly principal and interest payments (see Note 7).	23,300
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 6% per annum	62,500
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 6% per annum	12,500
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 12% per annum with a loan fee of $10,000	100,000
$ 273,300

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 4 - Convertible notes payable

As of June 30, 2009, we had convertible loans totaling $497,000, which are accruing interest at a rate of 10% per annum payable semi-annually.  The company has extended the original maturity date of January 2, 2009, and will continue to accrue interest at a rate of 10% per annum until the notes are paid.  The notes are currently in default.

Note 5 – Common stock

On April 2, 2009, we sold 50,000 restricted shares of common stock for $5,000.  The shares were issued on April 9, 2009.

On April 24, 2009, we sold 150,000 restricted shares of common stock for $15,000.  As part of the subscription agreement, the Company granted the purchaser the option of requiring the Company to purchase all or any portion of the shares at a purchase price of $0.105 per share.  This option was to be exercised, if at all, on May 11, 2009.  As further consideration of this subscription agreement, the Company agreed to issue 150,000 warrants exercisable for $0.10 per share of restricted common stock, expiring December 31, 2011.  The purchaser elected to exercise the “put option” as outlined above, and on May 15, 2009, the Company repurchased the 150,000 shares for $15,750.

On June 20, 2007, the Company entered into a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of common stock for a total purchase price of $3,500,000 or $0.10 per share.  On June 27, 2007, 5,000,000 shares were issued pursuant to the agreement for cash proceeds of $188,000 and the conversion of $312,000 that was a deposit for equipment to be purchased, for a total of $500,000.  On October 31, 2007, an additional 5,000,000 shares were issued pursuant to the agreement.  On May 19, 2008, concurrent with the receipt by us of $500,000, the Company issued an additional 5,000,000 shares of our common stock.  On August 26, 2008, the Company entered into an addendum to the Stock Acquisition Agreement, by which IET and Benchmark agreed to an acceleration of the fifth installment for a reduced price of $400,000.  This amount was received by us on August 27, 2008, and the Company issued 5,000,000 shares of our common stock on September 18, 2008 in consideration of receipt of the expedited fifth installment.  On April 30, 2009 we received $500,000 from Benchmark and on May 8, 2009 we issued 5,000,000 shares of our common stock.

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

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/09	1,075,000	$ 0.11	700,000	$ 0.11
Granted		-	4,827,914	0.10
Cancelled	-	-	(208,332)	-
Exercised	-	-	-	-
Outstanding 6/30/09	1,075,000	$ 0.11	5,319,582	$ 0.10

In the quarter ended March 31, 2009, we granted 2,688,332 warrants in connection with our borrowings.  The value of the warrants as calculated using the Black-Scholes model was $128,621 using the following weighted average assumptions:  Strike Price $0.10; Stock Price $0.06; Volatility 156%; Term 2.6 years; Dividend Yield 0%; Interest Rate 1.48%.  We expensed as loan costs $60,489 in the period ended March 31, 2009.  On May 19, 2009 and May 20, 2009, 34,722 and 173,610 of these warrants, respectively, were cancelled.  In the quarter ended June 30, 2009, we expensed $68,132 as loan costs for these warrants.

In the quarter ended June 30, 2009, we granted 1,989,582 warrants in connection with our borrowings.  The value of the warrants as calculated using the Black-Scholes model was $99,735 using the following weighted average assumptions:  Strike Price $0.11; Stock Price $0.06; Volatility 159%; Term 2.85 years; Dividend Yield 0%; Interest Rate 1.55%.  We expensed a total of $49,870 in the period ended June 30, 2009 as loan costs for these warrants, and will expense as loan cost $49,864 in the quarter ended September 30, 2009.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 7 – Related-party transactions

We have consulting agreements with a shareholder and a Director requiring payments of $2,500 per month for each.  Additionally, we entered into a consulting agreement which expired February 26, 2009 with a shareholder for compensation of $5,000 per month.  On March 13, 2009, the Company entered a consulting agreement with another shareholder for a term of two months for $2,500 per month, to be paid in full upon completion of the agreement.  As of June 30, we recorded $45,000 in consulting fee expense.

We have employment agreements with two of our executives whereby we have agreed to annual compensation in the amount of $240,000.  As of June 30, 2009, the future minimum payments are as follows:

Related-party compensation requirements
2009	120,000
2010	240,000
2011	240,000
Total	$600,000

On August 17, 2006, the Company received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  As of June 30, 2009, the remaining principal balance of the note is $23,300.

On February 26, 2009, the Company borrowed $37,500 from a shareholder at an annual interest rate of 6%.  The loan and interest were paid on May 6, 2009.

On March 13, 2009, the Company borrowed $30,000 from a shareholder at an annual interest rate of 15%, with a total interest payment of not less than 5% of the loan amount.  In addition, the Company agreed to issue 300,000 warrants exercisable for $0.10 per share of restricted common stock, expiring December 31, 2011.  The loan and interest were paid on May 11, 2009.

Note 8 – Commitments and Contingencies

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement.

Note 9 – Subsequent events

On July 7, 2009, the Company sold 500,000 restricted shares of common stock for $50,000.  As part of the subscription agreement, the Company granted the purchaser the option of requiring the Company to purchase all or any portion of the shares at a purchase price of $0.1075 per share.  This option must be exercised, if at all, on November 15, 2009.  As further consideration of this subscription agreement, the Company agreed to issue 500,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 30, 2012.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On July 8, 2009, the Company borrowed $25,000 from an individual at an annual interest rate of 7%, plus a loan fee of $750, due on November 16, 2009.  In the event that the principal and interest are not paid by the due date, the Company will incur a penalty of $1,000 per month.  In addition, the Company agreed to issue 25,000 warrants exercisable for $0.10 per share of restricted common stock, expiring July 6, 2012.

On July 29, 2009, the Company borrowed $25,000 from an individual at an annual interest rate of 12% due on November 16, 2009.  In the event that the principal and interest are not paid by the due date, the Company will incur a penalty of $1,000 per month.  In addition, the Company agreed to issue 25,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 30, 2012.

On August 12, 2009, the Company borrowed $40,000 from an individual at an annual interest rate of 12% due on November 16, 2009.  In the event that the principal and interest are not paid by the due date, the Company will incur a penalty of $1,000 per month.  In addition, the Company agreed to issue 40,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 30, 2012.

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. is a manufacturing company that designs and builds equipment incorporating innovative technologies which are focused on the enhancement of the environment and the health, safety, and well-being of current and future generations.  Our wholly-owned subsidiary, I.E.T., Inc., designs, manufactures, markets, sells, and installs proprietary EcaFlo® equipment, featuring electro-chemical activation (ECA) technology, in the United States and throughout the world.

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

We have incurred losses since inception.  For the fiscal year ended December 31, 2008, we had a net loss of $1,535,712 as compared to a net loss of $1,950,182 for the fiscal year ended December 31, 2007.  For the three and six months ended June 30, 2009, we had a net loss of $456,252  and $887,511 as compared to a net loss of $396,512 and $693,294 for the three and six months ended June 30, 2008.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

Recent Developments

On April 16, 2009, we issued a press release to formally introduce Benchmark Research & Technologies, Inc. Excelyte® as a registered, “green,” microbiocide product under IET’s U.S. Environmental Protection Agency product registration for EcaFlo® Anolyte.  A copy of the press release was attached as Exhibit 99.4 in our first quarter report on Form 10-Q filed on May 15, 2009.

On April 21, 2009, we issued a press release announcing the registration of EcaFlo® Anolyte (trademark Excelyte®) with the National Science Foundation as a “D2” antimicrobial – an “antimicrobial agent not requiring rinse(ing)”. A copy of the press release was attached as Exhibit 99.5 in our first quarter report on Form 10-Q filed on May 15, 2009.

On April 28, 2009, we issued a press release announcing that the U.S. EPA has approved EcaFlo® Anolyte (trademarked Excelyte®), as a registered and effective biocide against MRSA (Methicillin-Resistant Staphylococcus Aureus), a bacterial infection facing the public today.  A copy of the press release was attached as Exhibit 99.6 to our first quarter report on Form 10-Q filed on May 15, 2009.

On May 5, 2009, the Houston Rockets issued a press release announcing our partnership with the Houston Rockets, whereby Houston is to be the first national sports market to showcase our revolutionary “green” defensive technology.  IET and Benchmark have entered into a sponsorship agreement with the Rockets.

On June 25, 2009, we issued a press release announcing the purchase of the next generation EcaFlo® Excelyte® equipment by Honeywell Technology Solutions, Inc.  A copy of the press release is attached hereto as Exhibit 99.7.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

The following table summarizes selected items from the statement of operations at June 30, 2009 compared to June 30, 2008.

SALES AND COST OF SALES:

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2009	2008	$	%	2009	2008	$	%

Sales	$783	$1,347	$(564)	(42%)	$35,736	$244,167	$(208,431)	(85%)

Cost of Sales	530	1,086	(556)	(51%)	17,412	85,819	(68,407)	(80%)

Gross Profit	253	261	(8)	(3%)	18,324	158,348	(140,024)	(88%)

Gross Profit Percentage of Sales	32%	19%	--	13%	51%	65%	--	(14%)

Sales

Our sales for the three and six months ended June 30, 2009 were $783 and $35,736 compared to sales of $1,347 and $244,167 in the three and six months ended June 30, 2008.  The decrease in sales was as a result of a delay in finalizing sales due to a change in economic positions for some of our customers and another waiting period while regulatory approvals have been sought to allow un-restricted use of the fluid solutions our EcaFlo® equipment produces.  Sales of EcaFlo® equipment and solutions were severely impaired during the period of time that the U.S. Environmental Protection Agency (EPA) was studying, reviewing and making determinations about our product and the requirement for an EPA product registration for “EcaFlo® Anolyte.”  By law, we were required to restrict our marketing claims and to cause no distribution of our product to occur other than on-site generation and usage.  On August 18, 2008 we received our product registration for EcaFlo® Anolyte from the EPA.  We fully expect sales of our EcaFlo® equipment and solutions to expand from the receipt of our product registration number.

According to our oilfield distributor and industry partner, Benchmark Energy Products, Benchmark continues to market Excelyte® (Benchmark’s product name for EcaFlo® Anolyte), to the oil and gas industry, but the industry, which is resistant to change, continues to use several “old technology” biocides developed during the past 30 years.  Benchmark has spent significant time and resources educating the industry about the benefits of Excelyte® versus the older biocides.  Testing has confirmed that the biocide most widely used in the industry today is ineffective with current well treatment practices and industry attempts to utilize increasingly poorer quality water.  Benchmark has engaged a highly regarded oil and gas industry biotechnology laboratory as an independent “expert” to help Benchmark mount a “turnaround” in industry thinking concerning the dynamic required for biocides to be effective with current well stimulation practices.  The findings reported by this laboratory have validated that Excelyte® outperforms all other biocides currently in use by the oil and gas industry, with the added benefit of being the first totally “green” biocide.  In addition, special consideration is being given to an oilfield entity, while conclusive business plans are being developed and implemented.

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has completed its laboratory testing and expressed a high interest in obtaining some level of exclusivity on the product, completes its field testing of Excelyte®.  The testing has been completed, and the results are being analyzed.

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

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three and six months ended June 30, 2009 was $530 and $17,412, a decrease of $556, or 51% from $1,086 for the three months ended June 30, 2008 and a decrease of $68,407, or 80% from $85,819 for the six months ended June 30, 2009.  The decrease in our cost of sales is as a result of a period of market development due to pending regulatory approvals, registration and certifications required for sales to occur.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

As of the six months ended June 30, 2009, gross profit margins decreased by 14% from the prior year due to a lack of EcaFlo® equipment sales, since our pricing structure allows for more profit on equipment sales than on replacement parts and laboratory testing supplies.

EXPENSES:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%
Expenses:
Professional and administrative fees	$79,910	$73,706	$6,204	8%	$162,093	$155,147	$6,946	4%
Salary	133,904	125,174	8,730	7%	296,862	319,386	(22,524)	(7%)
Depreciation and amortization	1,223	570	653	115%	1,615	1,140	475	42%
Office and miscellaneous expense	84,384	108,073	(23,689)	(22%)	203,303	181,689	21,614	12%
Bad debt expense	-	-	-	-	30	37,746	(37,716)	(100%)
Total Expenses	299,421	307,523	(8,102)	(3%)	663,904	695,108	(31,204)	(4%)

(Loss) from operations	(299,168)	(307,262)	(8,094)	(3%)	(645,580)	(536,760)	108,820	20%

Other income (expense):
Finance fees	(118,002)	(21,740)	96,262	443%	(178,491)	(26,740)	151,751	568%
Interest expense	(39,082)	(67,510)	(28,428)	(42%)	(63,441)	(129,794)	(66,353)	(51%)
Total other income (expense)	(157,084)	(89,250)	67,834	76%	(241,932)	(156,534)	85,398	55%

Net (loss)	$(456,252)	$(396,512)	$59,740	15%	$(887,511)	$(693,294)	$194,217	28%

Professional and Administrative Fees

Professional and administrative fees for the three and six months ended June 30, 2009 were $79,910 and $162,093, an increase of $6,204, or 8%, from $73,706 for the three months ended June 30, 2008 and an increase of $6,946, or 4%, from $155,147 for the six months ended June 30, 2008.  The increase in professional and administrative fees was the result of utilizing the services of financial consultants to assist us in developing plans for financings and the improvement of share value.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the three and six months ended June 30, 2009 were $133,904 and $296,862, an increase of $8,730, or 7%, from $125,174 for the three months ended June 30, 2008 and a decrease of $22,524, or 7%, from $319,386 for the six months ended June 30, 2008.  The increase in salary expenses for the three months ended June 30, 2009 was the result of an increase in hourly employee payroll expenses during this time.  The decrease in salary expenses for the six months ended June 30, 2009 was the result of decreasing hourly employee payroll expenses and reducing our engineering staff, while accomplishing the production necessary for meeting the Company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and six months ended June 30, 2009 were $1,223 and $1,615, an increase of $653, or 115%, from $570 for the three months ended June 30, 2008 and an increase of $475, or 42%, from $1,140 for the six months ended June 30, 2008.  At this point in time, we anticipate our depreciation expenses to decrease slightly as the full depreciable value of some of the equipment is reached.

Office and Miscellaneous

Office and miscellaneous expenses for the three and six months ended June 30, 2009 were $84,384 and $203,303, a decrease of $23,689, or 22%, from $108,073 for the three months ended June 30, 2008 and an increase of $21,614, or 12%, from $181,689 for the six months ended June 30, 2008.  The increase in office and miscellaneous expenses was as a result of an increase in the costs associated with these expenses, and the restocking of supplies.

Bad Debt

Bad debt expense for the six months ended June 30, 2009 was $30, a decrease of $37,716, or 100%, from $37,716 for the six months ended June 30, 2008.  The decrease in bad debt expense was as a result of our customers having paid their debt to us.  We have historically had limited write-offs as the result of bad debts.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.  We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Loss from Operations

The loss from operations for the three and six months ended June 30, 2009 were $299,168 and $645,580, a decrease of $8,094, or 3%, from $307,262 for the three months ended June 30, 2008 and an increase of $108,820, or 20%, from $536,760 for the six months ended June 30, 2008.  The increase in the loss from operations during the six months ended June 30, 2009 was the result of a severe impairment of our ability to sell into markets requiring regulatory approvals, registrations, and certifications, and a delay in finalizing sales due to a change in economic positions for some of our customers.

Finance Fees

Finance fees for the three and six months ended June 30, 2009 were $118,002 and $178,491, an increase of $96,262, or 443%, from $21,740 for the three months ended June 30, 2008 and an increase of $151,751, or 568%, from $26,740 for the six months ended June 30, 2008.  Our finance fees were higher in the three and six months ended June 30, 2009 because of warrants issued in connection with temporary working capital loans.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 was $39,082 and $63,441, a decrease of $28,428, or 42%, from $67,510 for the three months ended June 30, 2008 and a decrease of $66,353, or 51%, from $129,794 for the six months ended June 30, 2008.  The decrease in interest expense was as a result of having paid off several loans with higher interest payments.

Net (Loss)

Our net loss for the three and six months ended June 30, 2009 was $456,252 and $887,511, an increase of $59,740, or 15%, from $396,512 for the three months ended June 30, 2008 and an increase of $194,217, or 28%, from $693,294 for the six months ended June 30, 2008.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$209,802	$225,413	$(15,611)	(7%)

Current Liabilities	1,085,039	895,135	189,904	21%

Working Capital (deficit)	$(875,237)	$(669,722)	$205,515	31%

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

As of June 30, 2009, we continue to use traditional and/or debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc.  The contract provides for an equity investment of $3,500,000 over a period of 30 months in 7 installments and for technology fees paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it was in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  We have received six installments for a total of $2,400,000.  From the remaining seventh installment we will receive a total of $1,000,000 in October 2009.  A copy of the addendum was attached as exhibit 10.21 to our quarterly report filed on November 13, 2008.

Financing.  On August 17, 2006, we received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  Pursuant to the note agreement, the Company agreed to issue 100,000 shares of common stock as a loan fee.  On April 3, 2007, the shares were issued.  As of June 30, 2009, the remaining principal balance of the note is $23,300.

On January 7, 2009, we borrowed $25,000 from an individual at an annual interest rate of 6%, which was due by May 15, 2009.  In the event that the principal amount and interest were not repaid by May 15, 2009, we agreed to an increase in the interest rate to 12% per annum, and a penalty of $212.50 per month until the balance was paid in full.  In consideration for the loan, we agreed to issue 250,000 warrants exercisable for $0.10 per share and 34,722 warrants exercisable for $0.18 per share, expiring on December 31, 2011.  In addition, the Lender was granted the right to convert either one-half or the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 93,750 warrants exercisable at $0.20 per share for conversion of the entire note, or 46,875 warrants exercisable at $0.20 per share for conversion of one-half of the note.  These warrants would be effective on the conversion date and would expire on December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 25,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.  On May 15, 2009, we paid $12,500 and all interest to date, and on May 19, 2009, we entered into an addendum to the promissory note, whereby we agreed to extend the due date for the $12,500 remaining principal balance until July 15, 2009, at an annual interest rate of 6%.  In the event that the principal amount and interest were not repaid by July 15, 2009, we agreed to an increase in the interest rate to 12% per annum, and a penalty of $212.50 per month until the balance was paid in full.  In consideration for this extension, we agreed to cancel the 34,722 $0.18 warrants issued under the original promissory note, and to issue 81,597 warrants exercisable for $0.15 per share, expiring on December 31, 2011.  In addition, the Lender was granted the right to convert the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  The note is currently in default.

On January 16, 2009, we borrowed $125,000 from an individual at an annual interest rate of 6%, which was due by May 15, 2009.  In the event that the principal amount and interest were not repaid by May 15, 2009, we agreed to an increase in the interest rate to 12% per annum, and a penalty of $1,000 per month until the balance was paid in full.  In consideration for the loan, we agreed to issue 1,250,000 warrants exercisable for $0.10 per share and 173,610 warrants exercisable for $0.18 per share, expiring on December 31, 2011.  In addition, the Lender was granted the right to convert either one-half or the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 468,750 warrants exercisable at $0.20 per share for conversion of the entire note, or 234,375 warrants exercisable at $0.20 per share for conversion of one-half of the note.  These warrants would be effective on the conversion date and would expire on December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 125,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.  On May 15, 2009, we paid $62,500 and all interest to date and on May 20, 2009, we entered into an addendum to the promissory note, whereby we agreed to extend the due date for the $62,500 remaining principal balance until July 15, 2009, at an annual interest rate of 6%.  In the event that the principal amount and interest were not repaid by July 15, 2009, we agreed to an increase in the interest rate to 12% per annum, and a penalty of $1,000 per month until the balance was paid in full.  In consideration for this extension, we agreed to cancel the 173,610 $0.18 warrants issued under the original promissory note, and to issue 407,985 warrants exercisable for $0.15 per share, expiring on December 31, 2011.  In addition, the Lender was granted the right to convert either one-half or the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  The note is currently in default.

On June 22, 2009, the Company borrowed $100,000 from an individual at an annual interest rate of 12% plus a loan fee of $10,000.  In addition, the Company agreed to issue 1,000,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 19, 2012.  The loan and interest are due November 16, 2009.  In the event that the principal and interest are not paid by this date, the Company will incur a penalty of $1,500 per month.

As of June 30, 2009, we had convertible loans totaling $497,000, which are accruing interest at a rate of 10% per annum payable semi-annually.  We extended the original maturity date of January 2, 2009, and will continue to accrue interest at a rate of 10% per annum until the notes are paid.  The notes are currently in default.

On July 8, 2009, we executed a promissory note with an individual for the principal amount of $25,000 at an annual interest rate of 7% plus a loan fee of $750 due on November 16, 2009.  In the event that the principal and interest are not paid by the due date, we will incur a penalty of $1,000 per month.  In addition, we agreed to issue 25,000 warrants exercisable for $0.10 per share of restricted common stock, expiring July 6, 2012.

On July 29, 2009, the Company borrowed $25,000 from an individual at an annual interest rate of 12% due on November 16, 2009.  In the event that the principal and interest are not paid by the due date, the Company will incur a penalty of $1,000 per month.  In addition, the Company agreed to issue 25,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 30, 2012.

On August 12, 2009, the Company borrowed $40,000 from an individual at an annual interest rate of 12% due on November 16, 2009.  In the event that the principal and interest are not paid by the due date, the Company will incur a penalty of $1,000 per month.  In addition, the Company agreed to issue 40,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 30, 2012.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2009, our cash balance was $39,754.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, proceeds from our stock acquisition agreement with Benchmark, additional sales of our common stock, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

EcaFlo® Solutions and EcaFlo® Equipment

As a result of positive laboratory test results from the Water Quality Lab at Coastal Carolina University, in combination with internal profit margin comparisons between prototype EcaFlo® devices, we have been able to make decisions regarding market entry with our own specifically designed and engineered devices.  Our engineering department has dedicated itself to identifying and making quality improvements to our EcaFlo® systems, the components utilized in our EcaFlo® systems, and the functionality between our EcaFlo® systems and the end use of the fluid solutions produced by our EcaFlo® equipment.  Vital testing results have significantly improved our ability to complete our goals and enter our markets with specific EcaFlo® devices with a firm confidence level, in addition to allowing us the opportunity to modify existing EcaFlo® equipment to meet customer demand.  Currently we are focusing on on-site trials of our EcaFlo® equipment and assisting customers with the integration of our EcaFlo® equipment into their processes.

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

We are continuing our research to identify opportunities where we can provide our innovative technology in value-added services within the food and beverage production and processing industry, medical and healthcare markets, the hospitality industry, the professional sports market, as well as in homeland defense applications.

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

On May 7, 2008, we announced that as a result of two invitations to showcase our equipment at the Chemical Biological Incident Response Force’s Indian Head Base (Maryland), our EcaFlo® equipment and solutions were accepted to be listed on the United States Department of Homeland Security’s website.  In addition, we recently announced a sale to a Federal agency known as DTRA (Defense Threat Reduction Agency) for use in a homeland threat / defense exercise.

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

Benchmark, along with a service company, has performed thorough oilfield bacteria testing in a third-party, independent lab and field testing of Excelyte® to ascertain specific comparison data between Excelyte® and traditionally-used oilfield chemicals.  The results of this testing have pinpointed specific uses for Excelyte® beyond the use for frac waters, which expands the known oilfield market through additional applications.  The results of this extensive testing are being reviewed by key members of a third-party, oil and industry entity.

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

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has expressed an interest in obtaining some level of exclusivity, completes its analysis of laboratory and field testing of Excelyte®.

Supply Agreement with D2W2, LLC

On June 6, 2008, we entered into a supply agreement with D2W2, LLC, wherein D2W2 agreed to purchase our products (certain electro-chemical activation equipment) for resale. The term of the agreement commenced on June 6, 2008 and will continue for two years and shall automatically renew for a full five-year term provided satisfactory marketing, testing and sales progress is made by D2W2, and, shall continue thereafter, year to year, upon the same terms and conditions, unless either party notifies the other that it wishes to renegotiate or terminate.

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

On April 17, 2009, we decided to terminate our August 22, 2006 Supply Agreement with Aquastel.  Our decision was based on several factors, but serious consideration was given to receiving notification from Aquastel of its intent to relocate its electrolytic cell manufacturing operations outside of the U.S., hence causing IET to re-evaluate its dependency upon an outside source for electrolytic cells.

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

Off-Balance Sheet Arrangements.

As of June 30, 2009, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As a result of our deficiency in working capital at December 31, 2008 and June 30, 2009, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, future equity private placements with traditional financing firms and/or with an industry partner, or debt facilities.

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

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations.  Furthermore, the commercialization expenses of our EcaFlo® Division will be substantial, i.e., in excess of the amount of cash that we currently have.  Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger company to provide our required funding.  As a result of our low-priced stock, and our continuous need for additional capital, we may consider issuing significant amounts of our common stock in exchange for either debt or equity.  The continued issuance of our common stock could have a substantial dilutive impact on our current stockholders.  If we are unable to obtain additional equity or debt financing, we may be forced to terminate operations.

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

On April 24, 2009, we sold a total of 150,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $15,000, all of which was paid in cash. The 150,000 shares have not been issued as of the date of this filing. In consideration of the execution of the subscription agreement, we agreed to issue to the investor 150,000 warrants exercisable for $0.10 per share of our restricted common stock, expiring December 31, 2011.  We believe that the issuance and sale of the shares and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares and warrants were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares and warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares and warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. There were no commissions paid on the issuance and sale of the shares.  These shares were repurchased, pursuant to the “put clause” contained in the subscription agreement, on May 15, 2009 for $15,750.  The warrants shall remain in effect through the expiration date of December 31, 2011.

On May 19, 2009, pursuant to a promissory note for the principal amount of $12,500, we agreed to issue warrants to purchase 81,597 warrants exercisable for $0.15 per share, expiring on December 31, 2011.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Pursuant to a promissory note executed on May 20, 2009 for the principal amount of $62,500, we agreed to issue warrants to purchase 407,985 warrants exercisable for $0.15 per share, expiring on December 31, 2011.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Pursuant to a promissory note executed on June 20, 2009 for the principal amount of $100,000, we agreed to issue warrants to purchase 1,000,000 shares of our common stock, exercisable for $0.10 per share, expiring on June 19, 2012.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances

On July 6, 2009, we sold a total of 500,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $50,000, all of which was paid in cash. The 500,000 shares have not been issued as of the date of this filing. In consideration of the execution of the subscription agreement, we agreed to issue to the investor 500,000 warrants exercisable for $0.10 per share of our restricted common stock, expiring June 30, 2012.  The subscription agreement contains a “put clause”, whereby if the investor so opts, we will repurchase the shares for $53,750 on November 15, 2009.  We believe that the issuance and sale of the shares and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares and warrants were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares and warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares and warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. There were no commissions paid on the issuance and sale of the shares.

Pursuant to a promissory note executed on July 7, 2009, we agreed to issue warrants to purchase 25,000 shares of our common stock, exercisable for $0.10 per share, expiring on July 6, 2012.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 29, 2009, pursuant to a promissory note for $25,000, we agreed to issue warrants to purchase 25,000 shares of our common stock, exercisable for $0.10 per share, expiring on June 30, 2012.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 12, 2009, pursuant to a promissory note for $40,000, we agreed to issue warrants to purchase 40,000 shares of our common stock, exercisable for $0.10 per share, expiring on June 30, 2012.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008 and as of June 30, 2009.

Item 5. Other Information.

Press Releases

On June 25, 2009, we issued a press release announcing the purchase of the next generation EcaFlo® Excelyte® equipment by Honeywell Technology Solutions, Inc.  A copy of the press release is attached hereto as Exhibit 99.7.

Item 6. Exhibits.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(b)	1/25/02

2(c)	Agreement and Plan of Merger and Reincorporation		8-K		2(c)	3/10/08

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999		10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999		10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000		10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.		10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004		10-QSB	3/31/04	3(i)	5/14/04

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001		8-K		3(i)(g)	1/25/02

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd. – Dated January 11, 2008		8-K		3(i)(h)	3/10/08

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(i)	Articles of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 15, 2008 (Nevada)		8-K		3(i)(j)	3/10/08

3(i)(j)	Certificate of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 18, 2008 (Delaware)		8-K		3(i)(j)	3/10/08

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001		8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(ii)(f)	4/30/02

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation – Dated January 11, 2008		8-K		3(ii)(c)	3/10/08

10.1	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003		10-QSB	9/30/03	10.8	11/19/03

10.2	Supply Agreement – Dated September 4, 2003		10-QSB	9/30/03	10.9	11/19/03

10.3	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003		10-QSB	9/30/03	10.10	11/19/03

10.4	Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003		8-K		10.2	1/08/04

10.5	Contract of Sale – JMW Investments – Dated January 2, 2004		8-K		10.1	3/1/04

10.6	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004		S-8		10.3	1/22/04

10.7	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004		10-QSB	6/30/04	10	8/23/04

10.8	Amendment to License and Supply Agreement with Electro-Chemical Technologies		10-QSB	9/30/04	10	11/12/04

10.9	Consulting Agreement of Joseph Schmidt, dated November 18, 2004.		8-K		10.1	1/07/05

10.10	Letter Amending Joseph Schmidt’s Consulting Agreement.		8-K		10.2	1/07/05

10.11	Consulting Agreement of XXR Consulting, Inc., dated December 8, 2004.		8-K		10.3	1/07/05

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.		8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005		8-K		10.5	1/07/05

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005		10-KSB	12/31/04	10.6	3/30/05

10.15	Employment Agreement of Steve Johnson – Dated February 10, 2005		10-KSB	12/31/04	10.7	3/30/05

10.16	DaVinci-Franklin Fund I, LLC – Dated April 1, 2005		8-K		10.1	4/13/05

10.17	Agreement with Red River Capital Partners dated June 14, 2006		10-QSB	6/30/06	10	8/14/06

10.18	Stock Acquisition Agreement dated June 20, 2007		8-K		10.1	8/21/07

10.19	Exclusive License and Distribution Agreement dated June 20, 2007		8-K		10.2	8/21/07

10.20	Registration Rights Agreement dated June 21, 2007		8-K		10.3	8/21/07

16	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002		8-K		16	4/26/02

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release dated August 20, 2008 – IET Receives US EPA Product Registration		10-Q	09/30/08	99.1	11/13/08

99.2	Press Release dated September 10, 2008 – IET Targets MRSA (Staph) Infections in Schools with “Green” Biocide		10-Q	09/30/08	99.2	11/13/08

99.3	Press Release dated September 24, 2008 – IET Builds Sales into New Markets		10-Q	09/30/08	99.3	11/13/08

99.4	Press Release dated April 16, 2009 – IET and BRT introduce Excelyte®, a new ‘green’ disinfecting solution.		10-Q	3/31/09	99.4	5/15/09

99.5	Press Release dated April 21, 2009 – IET announces NSF Registration of EcaFlo® Anolyte (Excelyte®)		10-Q	3/31/09	99.5	5/15/09

99.6	Press Release dated April 28, 2009 – IET announces MRSA – Specific EPA Registration of EcaFlo® Excelyte®		10-Q	3/31/09	99.6	5/15/09

99.7	Press Release dated June 25, 2009 – IET announces the purchase EcaFlo® Excelyte® equipment by Honeywell	X

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

Date: August 13, 2009