Form 10-Q
period 2009-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2009-11-16
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2009, was 84,168,467 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	Unaudited	Audited
Assets
Current Assets:
Cash	$327,523	$33,357
Accounts receivable	73,041	22,505
Inventory	139,864	133,043
Prepaid expenses	6,889	36,508

Total current assets	547,317	225,413

Equipment	13,045	13,045
Accumulated depreciation	(11,390)	(10,523)

Total building and equipment	1,655	2,522

	$548,972	$227,935

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$155,452	$172,085
Accrued expenses	173,346	123,750
Notes payable	938,300	98,300
Convertible notes	492,000	501,000

Total current liabilities	1,759,098	895,135

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 84,168,467 and 79,058,467 shares issued
and outstanding at September 30, 2009 and December 31, 2008	84,168	79,058
Stock bought not issued, 40,000 shares at September 30, 2009	40	-
Paid-in capital	8,673,858	7,786,789
Retained earnings (deficit)	(9,968,192)	(8,533,047)

Total shareholders' equity (deficit)	(1,210,126)	(667,200)

Total liabilities and shareholders' equity (deficit)	$548,972	$227,935

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
Unaudited

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2009	2008	2009	2008

Sales	$107,495	$399,064	$71,758	$154,897
Cost of sales	42,120	156,958	24,707	71,439

Gross profit	65,375	242,106	47,051	83,458

Professional and administrative fees	265,601	206,554	103,508	51,407
Salary	454,988	476,027	158,126	156,641
Depreciation and amortization	867	1,579	(748)	439
Office & miscellaneous expense	302,368	293,487	99,065	111,797
Bad debt expense	1,230	37,841	1,200	95

Total operating expenses	1,025,054	1,015,488	361,151	320,379

Loss from operations	(959,679)	(773,382)	(314,100)	(236,921)

Other income (expense):
Finance fees	(377,219)	(44,654)	(198,728)	(17,914)
Interest expense	(98,247)	(206,675)	(34,806)	(76,881)
Total other income (expense)	(475,466)	(251,329)	(233,534)	(94,795)

Net loss	$(1,435,145)	$(1,024,711)	$(547,634)	$(331,716)

Weighted average shares outstanding	81,757,217	71,250,905	83,198,158	75,086,989
Net loss per share basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For The Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,435,145)	$(1,024,711)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	867	1,579
Accretion of interest on convertible notes	-	149,562
Stock, options and warrants issued for services	377,219	41,072
Changes in operating assets and liabilities:
Accounts receivable	(50,536)	(21,231)
Inventory	(6,821)	47,586
Deposits and prepaids	29,619	(32,264)
Accounts payable	(16,633)	(19,687)
Accrued expenses	49,594	(60,336)

Cash used in operating activities	(1,051,834)	(918,430)

Cash flows from financing activities:
Stock sold	515,000	900,000
Payment on convertible notes	(9,000)	-
Proceeds from notes payable	840,000	(1,648)

Cash provided by financing activities	1,346,000	898,352

Decrease in cash	294,166	(20,078)
Cash beginning of period	33,357	72,334

Cash end of period	$327,523	$52,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,545	62,916
Cash paid for income taxes	$-	-

Non-cash financing activities:

Stock and warrants issued for services	$377,219	22,654

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

Note 3 - Notes payable

Notes payable consisted of the following at September 30, 2009:

Note payable, unsecured, bearing interest at a rate of 10% per annum.	$ 50,000
Note payable, unsecured, non-interest bearing.	25,000
Notes payable, unsecured, with a variable interest rate, and monthly principal and interest payments (see Note 7).	23,300
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 12% per annum with a loan fee of $10,000	100,000
Note payable, secured by stock, non-interest bearing with a loan fee of $3,750	50,000
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 12% per annum with a loan fee of $750	25,000
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 12% per annum	25,000
Note payable, secured by Benchmark Stock Acquisition Agreement, bearing interest at a rate of 12% per annum	40,000
Note payable, secured by Benchmark Stock Acquisition Agreement and “hard and soft” assets as outlined in the agreement, bearing interest at a rate of 12% per annum with a loan fee of $14,750	590,000
Note payable, secured by Benchmark Stock Acquisition Agreement and “hard and soft” assets as outlined in the agreement, bearing interest at a rate of 12% per annum with a loan fee of $250	10,000
$ 938,300

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 4 - Convertible notes payable

As of September 30, 2009, we had convertible loans totaling $492,000, which are accruing interest at a rate of 10% per annum payable semi-annually.  The company has extended the original maturity date of January 2, 2009, and will continue to accrue interest at a rate of 10% per annum until the notes are paid.  The notes are currently in default.

Note 5 – Common stock

On September 25, 2009, we sold 60,000 restricted shares of common stock for $6,000.  The shares were issued on September 25, 2009.

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

On November 16, 2009, we received $1,000,000 as the final payment under the terms of the agreement.  The Company will cause to be issued 10,000,000 shares of common stock, and initiate a final registration for the remaining unregistered shares.

Pursuant to the Agreement, Benchmark had the right to maintain an equity position in the Company equal to the equity position it would own upon the issuance of all shares due under the agreement.  If at any time during the Anti-Dilution Period, the Company were to issue any shares of common stock which would impair the equity position of Benchmark, then the Company shall have issued a warrant to purchase shares of common stock at an exercise price of $0.10 per share, which would upon exercise, reinstate their equity position.  These warrants were exercisable at any time through October 31, 2009.

In addition, Benchmark could acquire additional shares of common stock whereby the purchase would give Benchmark 51% of the Company’s total outstanding equity.  Benchmark was able to purchase these additional shares at any time through October 31, 2009, at an exercise price equal to the weighted average per share price of common stock over the 22 trading days prior plus a 15% per share control premium to the date we receive written notice of their desire to make this purchase.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/09	1,075,000	$ 0.11	700,000	$ 0.11
Granted		-	11,417,914	0.10
Cancelled	-	-	(208,332)	0.18
Exercised	-	-	-	-
Outstanding 9/30/09	1,075,000	$ 0.11	11,909,582	$ 0.10

In the quarter ended March 31, 2009, we granted 2,688,332 warrants in connection with our borrowings.  The value of the warrants as calculated using the Black-Scholes model was $128,621 using the following weighted average assumptions:  Strike Price $0.10; Stock Price $0.06; Volatility 156%; Term 2.6 years; Dividend Yield 0%; Interest Rate 1.48%. We expensed as loan costs $60,489 in the period ended March 31, 2009.  On May 19, 2009 and May 20, 2009, 34,722 and 173,610 of these warrants, respectively, were cancelled.   We expensed $128,621 as loan costs for these warrants.

In the quarter ended June 30, 2009, we granted 1,989,582 warrants in connection with our borrowings.  The value of the warrants as calculated using the Black-Scholes model was $99,735 using the following weighted average assumptions:  Strike Price $0.11; Stock Price $0.06; Volatility 159%; Term 2.85 years; Dividend Yield 0%; Interest Rate 1.55%.   We expensed $99,735 as loan costs for these warrants.

In the quarter ended September 30, 2009, we granted 6,590,000 warrants in connection with our borrowings.  The value of the warrants as calculated using the Black-Scholes model was $290,805 using the following weighted average assumptions:  Strike Price  $0.10; Stock Price $0.05; Volatility 158%; Term 4.84 years; Dividend Yield 0%; Interest Rate 1.50%.   We expensed a total of $148,864 in the quarter ended September 30, 2009 as loan costs for these warrants, and will expense as loan cost $141,941 in the quarter ending December 31, 2009.

Note 7 – Related-party transactions

We have a consulting agreement with a shareholder requiring payments of $2,500 per month.  Additionally, we entered into a consulting agreement which expired February 26, 2009 with a shareholder for compensation of $5,000 per month.  On March 13, 2009, the Company entered a consulting agreement with another shareholder for a term of two months for $2,500 per month, to be paid in full upon completion of the agreement.  As of September 30, we recorded $37,500 in consulting fee expense.

We have employment agreements with two of our executives whereby we have agreed to annual compensation in the amount of $240,000.  As of September 30, 2009, the future minimum payments are as follows:

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Related-party compensation requirements
2009	60,000
2010	240,000
2011	240,000
Total	$540,000

On August 17, 2006, the Company received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  As of September 30, 2009, the remaining principal balance of the note is $23,300.

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
Notes to Condensed Consolidated Financial Statements

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

Note 9 – Subsequent events

On October 7, 2009, we sold 30,000 restricted shares of common stock for $3,000.  The shares have not been issued as of the date of this filing.

On November 12, 2009, we finalized a license agreement with a Geneva, Switzerland holding company, Atlas Developpement, S.A. (“Atlas”), wherein we granted the exclusive right, license and authority to market, sell and distribute EcaFlo® equipment and solutions for use in all markets except oil and gas in the country of France.  The agreement provides for per liter technology fees, paid to IET on the EcaFlo® fluids sold by Atlas, for a period consistent with the license period.  The initial term of the agreement is one year.  We further agreed to allow an extension of this agreement in three-year exclusive terms, provided that Atlas makes minimum purchase requirements or technology fee payments as outlined in the agreement.

On November 16, 2009, in connection with our June 20, 2007 Stock Acquisition Agreement with Benchmark, we received the seventh and final installment of $1,000,000.  The shares have not been issued as of the date of this filing.

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

We have evolved from a development-stage company to an income-generating original equipment manufacturing company.  We have focused our attentions on several critical issues:

•	Developing our ability to construct EcaFlo® equipment efficiently and cost-effectively;
•	Developing and enhancing our testing protocol with researchers at Coastal Carolina University, and independent companies and laboratories;
•	Identifying and obtaining required and beneficial federal and private regulatory certifications, registrations, and approvals;
•	Executing our business plan for oilfield applications and pursuing additional opportunities with Benchmark;
•	Raising equity capital;
•	Researching market application areas and identifying and establishing distributorship agreements;
•	Utilizing laboratory data and sales strategies to enter new markets;
•	Continuing to develop and maintain relationships with university and independent

•	laboratories for research assistance on EcaFlo® applications; and
•	Furthering the process of building a brand identity and sales track record through the appearance at various trade and professional shows and conferences.

We have incurred losses since inception.  For the fiscal year ended December 31, 2008, we had a net loss of $1,535,712 as compared to a net loss of $1,950,182 for the fiscal year ended December 31, 2007.  For the three and nine months ended September 30, 2009, we had a net loss of $547,634 and $1,435,145 as compared to a net loss of $331,716 and $1,024,711 for the three and nine months ended September 30, 2008.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

On June 20, 2007, we executed a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the Stock Acquisition Agreement, Benchmark agreed to purchase 35,000,000 shares of our common stock for a total purchase price of $3,500,000 (“Purchase Price”) or $0.10 per share.  The purchase price was paid in seven (7) installments over a period of 30 months.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it was in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  As of November 16, 2009, we have received seven installments for a total of $3,400,000.

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

On June 25, 2009, we issued a press release announcing the purchase of the next generation EcaFlo® Excelyte® equipment by Honeywell Technology Solutions, Inc.  A copy of the press release was attached as Exhibit 99.7 to our second quarter report on Form 10-Q filed on August 13, 2009.

           On September 24, 2009, we issued a press release announcing successful results of EcaFlo® Anolyte (marketed as Excelyte®), against Swine Influenza (H1N1), and completion of testing required by the EPA for inclusion on its master label.  A copy of the press release is attached hereto as Exhibit 99.8.

On October 14, 2009, we issued a press release to announce the expansion of our commercial markets to Europe through a license agreement and sale, whereby we entered into our first international license agreement with a Geneva, Switzerland holding company, Atlas Developpement, S.A., for all markets except oil and gas in the country of France.  A copy of the press release is attached hereto as Exhibit 99.9.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

The following table summarizes selected items from the statement of operations at September 30, 2009 compared to September 30, 2008.

SALES AND COST OF SALES:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%

Sales	$71,758	$154,897	$(83,139)	(54%)	$107,495	$399,064	$(291,569)	(73%)

Cost of Sales	24,707	71,439	(46,732)	(65%)	42,120	156,958	(114,838)	(73%)

Gross Profit	47,051	83,458	(36,407)	(44%)	65,375	242,106	(176,731)	(73%)

Gross Profit Percentage of Sales	66%	54%	--	12%	61%	61%	--	0%

Sales

Our sales for the three and nine months ended September 30, 2009 were $71,758 and $107,495 compared to sales of $154,897 and $399,064 in the three and nine months ended September 30, 2008.  The decrease in sales was as a result of a delay in finalizing sales due to a change in economic positions for some of our customers, additional waiting periods while regulatory approvals have been sought, and delays while conclusive agreements are being finalized for potential exclusive licensees.

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

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has completed its laboratory and field testing of Excelyte® and expressed a high interest in obtaining some level of exclusivity on the product, analyzes the results of this testing and develops and implements conclusive business plans.

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

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three and nine months ended September 30, 2009 was $24,707 and $42,120, a decrease of $46,732, or 65% from $71,439 for the three months ended September 30, 2008 and a decrease of $114,838, or 73% from $156,958 for the nine months ended September 30, 2008.  The decrease in our cost of sales is as a result of a period of market development due to pending regulatory approvals, registration and certifications required for sales to occur.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

As of the nine months ended September 30, 2009, gross profit margins increased by 12% from the prior year as a result of a larger percentage of overall sales being EcaFlo® equipment sales, since our pricing structure allows for more profit on equipment sales than on replacement parts and laboratory testing supplies.

EXPENSES:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%
Expenses:
Professional and administrative fees	$103,508	$51,407	$52,101	101%	$265,601	$206,554	$59,047	29%
Salary	158,126	156,641	1,485	1%	454,988	476,027	(21,039)	4%
Depreciation and amortization	(748)	439	(1,187)	(270%)	867	1,579	(712)	(45%)
Office and miscellaneous expense	99,065	111,797	(12,732)	(11%)	302,368	293,487	8,881	3%
Bad debt expense	1,200	95	1,105	1,163%	1,230	37,841	(36,611)	(97%)
Total Expenses	361,151	320,379	40,772	13%	1,025,054	1,015,488	9,566	1%

(Loss) from operations	(314,100)	(236,921)	(77,179)	(33%)	(959,679)	(773,382)	(186,297)	24%

Other income (expense):
Finance fees	(198,728)	(17,914)	(180,814)	(1,009%)	(377,219)	(44,654)	(332,565)	(745%)
Interest expense	(34,806)	(76,881)	42,075	55%	(98,247)	(206,675)	108,428	52%
Total other income (expense)	(233,534)	(94,795)	(138,739)	(146%)	(475,466)	(251,329)	(224,137)	(89%)

Net (loss)	$(547,634)	$(331,716)	$(215,918)	(65%)	$(1,435,145)	$(1,024,711)	$(410,434)	(40%)

Professional and Administrative Fees

Professional and administrative fees for the three and nine months ended September 30, 2009 were $103,508 and $265,601, an increase of $52,101, or 101%, from $51,407 for the three months ended September 30, 2008 and an increase of $59,047, or 29%, from $206,554 for the nine months ended September 30, 2008.  The increase in professional and administrative fees was the result of utilizing the services of financial consultants to assist us in developing plans for financings and the improvement of share value.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the three and nine months ended September 30, 2009 were $158,126 and $454,988, an increase of $1,485, or 1%, from $156,641 for the three months ended September 30, 2008 and a decrease of $21,039, or 4%, from $476,027 for the nine months ended September 30, 2008.  The increase in salary expenses for the three months ended September 30, 2009 was the result of increases in individual employees’ pay during this time.  The decrease in salary expenses for the nine months ended September 30, 2009 was the result of reducing our engineering staff, while accomplishing the production necessary for meeting the Company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and nine months ended September 30, 2009 were $(748) and $867, a decrease of $1,187 from $439 for the three months ended September 30, 2008 and a decrease of $712 from $1,579 for the nine months ended September 30, 2008.  The decrease in depreciation expenses was the result of the reclassification of some office equipment, and the full depreciable value of some of the equipment having been reached.

Office and Miscellaneous Expenses

Office and miscellaneous expenses for the three and nine months ended September 30, 2009 were $99,065 and $302,368, a decrease of $12,732, or 11%, from $111,797 for the three months ended September 30, 2008 and an increase of $8,881, or 3%, from $293,487 for the nine months ended September 30, 2008.  The decrease in office and miscellaneous expenses for the three months ended September 30, 2009 was the result of having well-stocked our office.  The increase in office and miscellaneous expenses for the nine months ended September 30, 2009 was as a result of an increase in the costs associated with these expenses.

Bad Debt Expenses

Bad debt expenses for the three and nine months ended September 30, 2009 were $1,200 and $1,230, an increase of $1,105 from $95 for the three months ended September 30, 2008, and a decrease of $36,611 for the nine months ended September 30, 2008.  The decrease in bad debt expenses for the nine months ended September 30, 2009 was as a result of our customers having paid their debt to us.  We have historically had limited write-offs as the result of bad debts.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.  We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Loss from Operations

The loss from operations for the three and nine months ended September 30, 2009 were $314,100 and $959,679, an increase of $77,179, or 33%, from $236,921 for the three months ended September 30, 2008 and an increase of $186,297, or 24%, from $773,382 for the nine months ended September 30, 2008.  The increase in the loss from operations was the result of a delay in finalizing sales due to a change in economic positions for some of our customers, additional waiting periods while regulatory approvals have been sought, and delays while conclusive agreements are being finalized for potential exclusive licensees, all of which have hindered our ability to increase sales.

Finance Fees

Finance fees for the three and nine months ended September 30, 2009 were $198,728 and $377,219, an increase of $180,814 from $17,914 for the three months ended September 30, 2008 and an increase of $332,565 from $44,654 for the nine months ended September 30, 2008.  The increase in finance fees in the three and nine months ended September 30, 2009 was due to an increase in warrants issued in connection with temporary working capital loans.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 was $34,806 and $98,247, a decrease of $42,075, or 55%, from $76,881 for the three months ended September 30, 2008 and a decrease of $108,428, or 52%, from $206,675 for the nine months ended September 30, 2008.  The decrease in interest expense was as a result of having paid off several loans with higher interest payments, and utilizing the issuance of warrants to obtain loans with lower interest rates.

Net (Loss)

Our net loss for the three and nine months ended September 30, 2009 was $547,634 and $1,435,145, an increase of $215,918, or 65%, from $331,716 for the three months ended September 30, 2008 and an increase of $410,434, or 40%, from $1,024,711 for the nine months ended September 30, 2008.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (ECA), which is the center point of our EcaFlo® systems.  Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, known as EcaFlo® Anolyte (“Excelyte®”) and EcaFlo® Catholyte.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$547,317	$225,413	$321,904	143%

Current Liabilities	1,759,098	895,135	863,963	97%

Working Capital (deficit)	$(1,211,781)	$(669,722)	$542,061	81%

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

As of September 30, 2009, we continue to use traditional and/or debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc.  The contract provides for an equity investment of $3,500,000 over a period of 30 months in 7 installments and for technology fees paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it was in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  As of November 16, 2009, we have received seven installments for a total of $3,400,000.  A copy of the addendum was attached as exhibit 10.21 to our quarterly report filed on November 13, 2008.

Financing.  On August 17, 2006, we received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  Pursuant to the note agreement, the Company agreed to issue 100,000 shares of common stock as a loan fee.  On April 3, 2007, the shares were issued.  As of September 30, 2009, the remaining principal balance of the note is $23,300.

On January 7, 2009, we borrowed $25,000 from an individual at an annual interest rate of 6%, which was due by May 15, 2009.  In the event that the principal amount and interest were not repaid by May 15, 2009, we agreed to an increase in the interest rate to 12% per annum, and a penalty of $212.50 per month until the balance was paid in full.  In consideration for the loan, we agreed to issue 250,000 warrants exercisable for $0.10 per share and 34,722 warrants exercisable for $0.18 per share, expiring on December 31, 2011.  In addition, the Lender was granted the right to convert either one-half or the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 93,750 warrants exercisable at $0.20 per share for conversion of the entire note, or 46,875 warrants exercisable at $0.20 per share for conversion of one-half of the note.  These warrants would be effective on the conversion date and would expire on December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 25,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.  On May 15, 2009, we paid $12,500 and all interest to date, and on May 19, 2009, we entered into an addendum to the promissory note, whereby we agreed to extend the due date for the $12,500 remaining principal balance until July 15, 2009, at an annual interest rate of 6%.  In the event that the principal amount and interest were not repaid by July 15, 2009, we agreed to an increase in the interest rate to 12% per annum, and a penalty of $212.50 per month until the balance was paid in full.  In consideration for this extension, we agreed to cancel the 34,722 $0.18 warrants issued under the original promissory note, and to issue 81,597 warrants exercisable for $0.15 per share, expiring on December 31, 2011.  In addition, the Lender was granted the right to convert the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  The note and interest were repaid on August 17, 2009.

           On January 16, 2009, we borrowed $125,000 from an individual at an annual interest rate of 6%, which was due by May 15, 2009.  In the event that the principal amount and interest were not repaid by May 15, 2009, we agreed to an increase in the interest rate to 12% per annum, and a penalty of $1,000 per month until the balance was paid in full.  In consideration for the loan, we agreed to issue 1,250,000 warrants exercisable for $0.10 per share and 173,610 warrants exercisable for $0.18 per share, expiring on December 31, 2011.  In addition, the Lender was granted the right to convert either one-half or the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 468,750 warrants exercisable at $0.20 per share for conversion of the entire note, or 234,375 warrants exercisable at $0.20 per share for conversion of one-half of the note.  These warrants would be effective on the conversion date and would expire on December 31, 2011.  As additional consideration for the loan, we agreed to issue options for 125,000 shares per year for three years at a 10% discount to market price as determined by a prior ten-day trading average.  On May 15, 2009, we paid $62,500 and all interest to date and on May 20, 2009, we entered into an addendum to the promissory note, whereby we agreed to extend the due date for the $62,500 remaining principal balance until July 15, 2009, at an annual interest rate of 6%.  In the event that the principal amount and interest were not repaid by July 15, 2009, we agreed to an increase in the interest rate to 12% per annum, and a penalty of $1,000 per month until the balance was paid in full.  In consideration for this extension, we agreed to cancel the 173,610 $0.18 warrants issued under the original promissory note, and to issue 407,985 warrants exercisable for $0.15 per share, expiring on December 31, 2011.  In addition, the Lender was granted the right to convert either one-half or the entire note (including interest) to restricted shares of the Company’s common stock at $0.10 per share.  The note and interest were repaid on August 21, 2009.

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

On August 12, 2009, the Company borrowed $40,000 from an individual at an annual interest rate of 12%, due on November 16, 2009.  In the event that the principal and interest are not paid by the due date, the Company will incur a penalty of $1,000 per month.  In addition, the Company agreed to issue 40,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 30, 2012.

On August 19, 2009, we borrowed $590,000 from a company at an annual interest rate of 12%, plus a loan fee of $14,750, due on November 16, 2009.  In consideration for the loan, we agreed to issue 5,900,000 warrants exercisable for $0.10 per share, expiring on August 14, 2014.  The Lender was granted the right to convert the note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 2,950,000 warrants exercisable at $0.20 per share.  These warrants would be effective on the conversion date and would expire on August 14, 2014.  In the event that the principal and interest are not paid by the due date, the Company will incur a penalty of $3,000 per month until the balance is paid in full.  Furthermore, in the event that the principal and interest are not paid by February 16, 2010, the Lender shall have the right to convert the unpaid portion of the note, including interest, to restricted shares of the Company’s common stock at $0.05 per share, and a pro rata portion of the 5,900,000 warrants will be exercisable at $0.05 per share.

On August 19, 2009, we borrowed $10,000 from a company at an annual interest rate of 12%, plus a loan fee of $250, due on November 16, 2009.  In consideration for the loan, we agreed to issue 100,000 warrants exercisable for $0.10 per share, expiring on August 14, 2014.  The Lender was granted the right to convert the note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 50,000 warrants exercisable at $0.20 per share.  These warrants would be effective on the conversion date and would expire on August 14, 2014.  In the event that the principal and interest are not paid by the due date, the Company will incur a penalty of $3,000 per month until the balance is paid in full.  Furthermore, in the event that the principal and interest are not paid by February 16, 2010, the Lender shall have the right to convert the unpaid portion of the note, including interest, to restricted shares of the Company’s common stock at $0.05 per share, and a pro rata portion of the 100,000 warrants will be exercisable at $0.05 per share.

As of September 30, 2009, we had convertible loans totaling $492,000, which are accruing interest at a rate of 10% per annum payable semi-annually.  We extended the original maturity date of January 2, 2009, and will continue to accrue interest at a rate of 10% per annum until the notes are paid.  The notes are currently in default.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2009, our cash balance was $327,523.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, additional sales of our common stock, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

Benchmark, along with a service company, has performed thorough oilfield bacteria testing in a third-party, independent lab and field testing of Excelyte® to ascertain specific comparison data between Excelyte® and traditionally-used oilfield chemicals.  The results of this testing have pinpointed specific uses for Excelyte® beyond the use for frac waters, which expand the known oilfield market through additional applications.  The results of this extensive testing are being reviewed by key members of a third-party, oil and industry entity.

On May 6, 2009, we filed a provisional patent application with the U.S. Patent and Trademark Office for our EcaFlo®-specific electrolytic cell.  Further development of EcaFlo® system components will be on-going to improve the efficiency and reliability of our EcaFlo® equipment system.

Significant changes in the number of employees.

We currently employ 7 full-time, permanent employees.  These employees are engaged in management, marketing and sales, engineering, production and administrative services.  We continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

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

Off-Balance Sheet Arrangements.

As of September 30, 2009, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As a result of our deficiency in working capital at December 31, 2008 and September 30, 2009, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, future equity private placements with traditional financing firms and/or with an industry partner, or debt facilities.

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

Our future operating results will depend upon many factors, including:

•	The continuation of our efforts to raise adequate working capital through equity investment, traditional financing, and the generation of sales revenues;
•	The continued success of lab and field testing that supports the development of our EcaFlo® technology product lines;
•	Demand for our EcaFlo® equipment and solutions;
•	The level of our competition;
•	Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and
•	The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

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

Pursuant to the Stock Acquisition Agreement with Benchmark, we agreed that throughout the period commencing with the closing date and ending October 31, 2009, Benchmark had the right and ability to maintain an equity position in the Company equal to the equity position it would own upon the issuance of shares to it following payment of the seventh installment if, between the date of closing and the date of such payment and issuance of shares, we were to issue no additional shares of our common stock (approximately 40.61%) to any other party.  If we defaulted pursuant to the anti-dilution language in the agreement (considered a “Warrant Right Event”) then we were obligated to issue to Benchmark a warrant entitling it to purchase, at $0.10 per share, such additional number of shares of our common stock as would, upon exercise, make Benchmark the holder of the same total percentage of all our outstanding equity securities as it held prior to the Warrant Right Event.  The warrants were exercisable at any time through October 31, 2009.

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

On August 19, 2009, pursuant to a promissory note for $590,000, we agreed to issue warrants to purchase 5,900,000 shares of our common stock, exercisable for $0.10 per share, expiring on August 14, 2014.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 19, 2009, pursuant to a promissory note for $10,000, we agreed to issue warrants to purchase 100,000 shares of our common stock, exercisable for $0.10 per share, expiring on August 14, 2014.  We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 15, 2009, we sold a total of 60,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $6,000, all of which was paid in cash.  The 60,000 shares were issued on September 25, 2009.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly by us and did not involve a public offering or general solicitation.  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports.  We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipient had the opportunity to speak with our management on several occasions prior to its investment decision.  There were no commissions paid on the issuance and sale of the shares.

On September 24, 2009, we sold a total of 40,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $4,000, all of which was paid in cash.  The 40,000 shares have not been issued as of the date of this filing.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly by us and did not involve a public offering or general solicitation.  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports.  We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipient had the opportunity to speak with our management on several occasions prior to its investment decision.  There were no commissions paid on the issuance and sale of the shares.

Subsequent Issuances

On October 7, 2009, we sold a total of 30,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $3,000, all of which was paid in cash.  The 30,000 shares have not been issued as of the date of this filing.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly by us and did not involve a public offering or general solicitation.  The recipient of the shares and warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports.  We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipient had the opportunity to speak with our management on several occasions prior to its investment decision.  There were no commissions paid on the issuance and sale of the shares.

On November 16, 2009, we sold 10,000,000 shares of our common stock to Benchmark Performance Group, Inc., in exchange for the seventh installment of $1,000,000 pursuant to our Stock Acquisition Agreement dated June 20, 2007.  The shares have not been issued as of the date of this filing.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008 and as of September 30, 2009.

Item 5. Other Information.

Press Releases

On September 24, 2009, we issued a press release announcing successful results of EcaFlo® Anolyte (marketed as Excelyte®), against Swine Influenza (H1N1), and completion of testing required by the EPA for inclusion on its master label.  A copy of the press release is attached hereto as Exhibit 99.8.

On October 14, 2009, we issued a press release to announce the expansion of our commercial markets to Europe through a license agreement and sale, whereby we entered into our first international license agreement with a Geneva, Switzerland holding company, Atlas Developpement, S.A., for all markets except oil and gas in the country of France.  A copy of the press release is attached hereto as Exhibit 99.9.

Item 6. Exhibits.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(b)	1/25/02

2(c)	Agreement and Plan of Merger and Reincorporation		8-K		2(c)	3/10/08

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999		10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999		10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000		10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.		10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004		10-QSB	3/31/04	3(i)	5/14/04

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001		8-K		3(i)(g)	1/25/02

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd. – Dated January 11, 2008		8-K		3(i)(h)	3/10/08

3(i)(i)	Articles of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 15, 2008 (Nevada)		8-K		3(i)(j)	3/10/08

3(i)(j)	Certificate of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 18, 2008 (Delaware)		8-K		3(i)(j)	3/10/08

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001		8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(ii)(f)	4/30/02

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation – Dated January 11, 2008		8-K		3(ii)(c)	3/10/08

10.1	License Agreement among Integrated Environmental Technologies Ltd., Electro-Chemical Technologies Ltd. and Laboratory of Electrotechnology Ltd. – Dated September 4, 2003	10-QSB	9/30/03	10.8	11/19/03

10.2	Supply Agreement – Dated September 4, 2003	10-QSB	9/30/03	10.9	11/19/03

10.3	Letter Agreement between SPDG Naturol Ltd. and Integrated Environmental Technologies Ltd. – Dated October 14, 2003	10-QSB	9/30/03	10.10	11/19/03

10.4	Collaborative Agreement with Integrated Environmental Technologies Ltd. and Coastal Carolina University – Dated December 11, 2003	8-K		10.2	1/08/04

10.5	Contract of Sale – JMW Investments – Dated January 2, 2004	8-K		10.1	3/1/04

10.6	Consultant and Employee Stock Compensation Plan – Dated January 21, 2004	S-8		10.3	1/22/04

10.7	Letter of Intent with Pentagon Technical Services – Dated June 15, 2004	10-QSB	6/30/04	10	8/23/04

10.8	Amendment to License and Supply Agreement with Electro-Chemical Technologies	10-QSB	9/30/04	10	11/12/04

10.9	Consulting Agreement of Joseph Schmidt, dated November 18, 2004.	8-K		10.1	1/07/05

10.10	Letter Amending Joseph Schmidt’s Consulting Agreement.	8-K		10.2	1/07/05

10.11	Consulting Agreement of XXR Consulting, Inc., dated December 8, 2004.	8-K		10.3	1/07/05

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.	8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005	8-K		10.5	1/07/05

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005	10-KSB	12/31/04	10.6	3/30/05

10.15	Employment Agreement of Steve Johnson – Dated February 10, 2005	10-KSB	12/31/04	10.7	3/30/05

10.16	DaVinci-Franklin Fund I, LLC – Dated April 1, 2005	8-K		10.1	4/13/05

10.17	Agreement with Red River Capital Partners dated June 14, 2006	10-QSB	6/30/06	10	8/14/06

10.18	Stock Acquisition Agreement dated June 20, 2007	8-K		10.1	8/21/07

10.19	Exclusive License and Distribution Agreement dated June 20, 2007	8-K		10.2	8/21/07

10.20	Registration Rights Agreement dated June 21, 2007	8-K		10.3	8/21/07

16	Letter of Andersen, Andersen & Strong, L.C. regarding change in certifying accountant – Dated April 18, 2002		8-K		16	4/26/02

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release dated August 20, 2008 – IET Receives US EPA Product Registration		10-Q	09/30/08	99.1	11/13/08

99.2	Press Release dated September 10, 2008 – IET Targets MRSA (Staph) Infections in Schools with “Green” Biocide		10-Q	09/30/08	99.2	11/13/08

99.3	Press Release dated September 24, 2008 – IET Builds Sales into New Markets		10-Q	09/30/08	99.3	11/13/08

99.4	Press Release dated April 16, 2009 – IET and BRT introduce Excelyte®, a new ‘green’ disinfecting solution.		10-Q	3/31/09	99.4	5/15/09

99.5	Press Release dated April 21, 2009 – IET announces NSF Registration of EcaFlo® Anolyte (Excelyte®)		10-Q	3/31/09	99.5	5/15/09

99.6	Press Release dated April 28, 2009 – IET announces MRSA – Specific EPA Registration of EcaFlo® Excelyte®		10-Q	3/31/09	99.6	5/15/09

99.7	Press Release dated June 25, 2009 – IET announces the purchase EcaFlo® Excelyte® equipment by Honeywell		10-Q	6/30/09	99.7	8/13/09

99.8	Press Release dated September 24, 2009 – IET announces Anolyte (Excelyte®) effective against swine flu (H1N1)	X

99.9	Press Release dated October 14, 2009 – IET expands commercial markets to Europe through license agreement and sale	X

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

Date:  November 16, 2009