Form 10-K
period 2009-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2010-04-14
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,957,261.22 based on a share value of $0.06.

The number of shares of Common Stock, $0.001 par value, outstanding on March 30, 2010 was 102,779,750 shares.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

o	the unavailability of funds for capital expenditures and/or general working capital;
o	implementation of our business plan within the oil and gas industry with Benchmark;
o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

o	substantial dilution to our stockholders as the result of the issuance of our common stock in exchange for debt and/or equity financing;
o	potential change in control upon completion of financing agreements, if any;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	loss of customers or sales weakness;
o	excessive product failure and related warranty expenses;
o	inability to achieve future sales levels or other operating results; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary, I.E.T., Inc.

PART I

ITEM 1. BUSINESS

Overview

Integrated Environmental Technologies, Ltd., incorporated in Delaware in 1999, and re-incorporated in Nevada in 2008, operates through its wholly-owned subsidiary, I.E.T., Inc., with a principal place of business at its manufacturing and executive office facility at 4235 Commerce Street, Little River, South Carolina.

The Company is focused on the development and marketing of equipment which utilizes an electrolytic process called ElectroChemical Activation (“ECA”) to produce high volumes of a carefully controlled Hypochlorous Acid (HC1O) solution (“Anolyte”) and an anti-oxidizing, mildly alkaline solution (“Catholyte”).

We produce and sell both our ECA equipment and related supplies, and the Anolyte and Catholyte solutions it produces under the registered trademark EcaFlo®.

Our Technology

ECA technology is a process of passing a diluted saline solution through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally responsible, highly active, meta-stable Anolyte and Catholyte solutions which possess electron-donor or electron-acceptor properties, respectively.  Our EcaFlo® process incorporates a concept called diaphragmalyses, whereby a specially engineered ceramic diaphragm separates two electrodes, enhancing the flow of ions to the electrodes, but restricting the reverse flow. This allows our EcaFlo® equipment to produce higher concentrations of ions than other known processes, while minimizing the potential for intermediate chemical reactions that would otherwise produce hazardous byproducts.

Company Products

Our EcaFlo® System

At the core of the EcaFlo® System is the Company’s proprietary electrolytic cell, which incorporates both the necessary metals and layout for normal electrolysis, as well as a ceramic diaphragm to separate the two electrodes and restrict the reverse flow of ions.  Electrolysis is the decomposition of substances, in this case salt, by electricity.  During electrolysis, the positive electrode attracts negatively charged chlorine (Cˉ) and Oxygen (Oˉ) ions; the negative electrode attracts positively charged sodium (Na+) and hydrogen (H+) ions.

The EcaFlo® System consists of our flow control hardware and system, combined with our proprietary electrolytic cell and operating software algorithms, all housed in a rugged stainless steel cabinet.  The System has undergone years of development and multiple changes in order to achieve an operating ECA device that not only functions dependably, but also permits minute adjustments in electric current and brine flow that can precisely control the chemical properties and characteristics of the hypochlorous acid produced by the EcaFlo® device.  By controlling these factors very precisely, the Company’s EcaFlo® units can produce Anolyte with a minimum of 500 ppm free available chlorine.  The EcaFlo® System can produce solutions ranging from almost pure Anolyte to nearly pure Catholyte with great accuracy, dependability and reliability.  Automation, proprietary software and touch-screen/PLC interface available in the EcaFlo® devices assures the operator of dependable operation, consistent fluid properties and ease of operation.  The ability of the Company’s EcaFlo® equipment to precisely adjust the pH of output solution makes the Company’s equipment unique from other ECA devices.  The Anolyte produced at 6.5 pH is efficient and efficacious, as the percentage of Free Available Chlorine (FAC) in the solution is approximately 92% hypochlorous acid.

Our EcaFlo® Solutions

EcaFlo® Anolyte solutions are strong oxidizing solutions with a pH range of 3.5 to 8.5 and an Oxidation-Reduction Potential (ORP) of +600 to +1200 mV.  EcaFlo® Anolyte is used as a broad-spectrum germicidal agent to kill all types of microorganisms including viruses, fungi and bacteria.  EcaFlo® Anolyte has the demonstrated ability to destroy microorganisms such as MRSA (methicillin-resistant staphylococcus aureus), swine flu (H1N1 influenza virus), botrytis fungus, salmonella, E. coli, listeria and anthrax spores; neutralize chemical agents such as Soman and VX; and purify water.

EcaFlo® Catholyte solutions are anti-oxidizing, mild alkaline solutions with a pH range of 10.5 to 12.0 and ORP of –600 to –900 mV.  Catholyte solutions can potentially be used as degreasers or detergents.

Based on extensive research, both Anolyte and Catholyte solutions:

•	Are environmentally friendly;
•	Do not require special handling;
•	Can be safely disposed of in sewage systems;
•	Are fast-acting;

•	Can be used in all stages of disinfection and cleaning;
•	At recommended concentrations, do not bleach surfaces or materials;
•	Can be applied in liquid or aerosol (fog) form;
•	Are hypoallergenic;
•	Yield by-products that are non-toxic, environmentally friendly and leave no synthetic chemical residue;
•	Can be generated on-site, thus eliminating handling and storage of chemicals; and
•	Can be produced on-site from tap water and salt in required quantities and concentrations of active ingredients, pH and salinity (mineralization).

Applications:

Oil and Gas Industry Applications:

In the process known as “hydraulic fracturing,” fracturing fluids – which contain proppants (sand) and vast amounts of water, in addition to biocides and other chemicals that can be very toxic to humans – are pumped into oil and gas wells at high pressure in order to more completely fracture subterranean rock formations and release the oil and natural gas trapped in those formations.   Millions of gallons of “make-up” water are used in the fracturing process each day.  Many more millions of gallons of water return to the surface as “produced water” after drilling is complete.  Both the make-up water used in fracturing fluids and the produced water must be treated to control or eliminate the bacteria and other unwanted microorganisms often present in those waters.  Widespread use of modern fracturing techniques, especially in connection with the production of natural gas from shale formations, which until the recent development of sophisticated horizontal drilling techniques was not economically feasible, has raised public concerns about potential contamination of drinking water supplies by the chemicals used in the fracturing fluids.

Utilizing the Company’s EcaFlo® equipment to produce Anolyte, which Benchmark Energy Products, LLC (“BEP”), the Company’s exclusive distributor to the oil and gas industry, markets as Excelyte®, BEP is able to provide a better, non-hazardous, treatment for both the make-up water and the produced water than the hazardous biocides traditionally used by the industry.

Recent data collected from field operations where make-up water was treated with Excelyte® showed that the bacteria levels in the make-up waters were reduced below the threshold levels that would adversely impact fracturing fluids.  Perhaps more importantly, Excelyte® is considered non-hazardous by the U.S. Department of Transportation, requires the use of no protective equipment or special site safety measures, and once fully degraded, leaves no ecological damage to the wells or well sites.

The Company is highly focused on working with BEP to commercialize Excelyte® in the oil and gas pressure pumping services industry.  The combination of an increasing demand for natural gas and a need to address environmental concerns regarding the possibility that the toxic biocides now used in fracturing fluids might permeate ground-water tables and surface water supplies is providing extra impetus for the oil and gas pressure pumping services industry to use Excelyte® as a highly preferred biocide.

Agricultural Applications:

The U.S. Department of Agriculture has approved EcaFlo® Anolyte for use in federally-inspected commercial plants producing meat, poultry, and egg products.  The Federal Drug Administration has approved its use in meatpacking and processing plants as an alternative to chlorine solutions.  In addition, the product has just recently been registered by the National Science Foundation as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications.

Ever-increasing concerns relative to E. coli, salmonella, botulism, and other dangerous pathogens can be safely and effectively addressed through the use of EcaFlo® Anolyte.  EcaFlo® Anolyte could conceivably replace all applications for chlorine-related antimicrobials from an efficacy and efficiency standpoint.  Our commercialization of this product is premised upon compelling economics, given the low cost to produce the Anolyte and the environmentally friendly nature of the product.  EcaFlo® Anolyte can be as much as 100 times more efficient than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control. The product quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue.

EcaFlo® Anolyte is being utilized to improve the health of dairy cows, cattle, and swine.  When introduced to drinking water, Anolyte is effective at not only reducing the bacteria build-up in the piping systems of the irrigation and watering systems, but also reducing the need for antibiotics in the herd.  Similarly, introduction of EcaFlo® Anolyte in the drinking water at egg production facilities helps clear the system of bacteriological infection and biofilm, improves the health of the birds, and increases both egg production and feed conversion.

Hard-Surface Disinfection Applications:

EcaFlo® Anolyte (EPA Registration No. 82341) is a “hospital-level” disinfectant with many potential applications within the hard-surface disinfection market.  Such applications include, but are not limited to, hospitals, universities, public school systems, veterinary clinics, cleaning services, food processing facilities, athletic departments and professional sports teams, medical research labs, transit authority subways and buses, grocery stores, and state, county and federal governments.  EcaFlo® Anolyte can be used safely and effectively anywhere hard surfaces are disinfected for the purpose of infectious disease control.  Anolyte is currently being used at Houston’s University General Hospital, as well as by the NBA’s Houston Rockets.  Due to ever-increasing concerns relative to MRSA (Methicillin-Resistant Staphylococcus Aureus), Swine Flu (H1N1 influenza virus), and other highly-infectious diseases, the potential for IET’s EcaFlo® equipment and solutions seems endless.

Our Competition

We face formidable competition in every aspect of our business, and particularly from companies that seek to develop equipment that produces electro-chemically activated water or electrically activated water.

We also face competition from companies that sell products designed and developed for the synthesis of washing, disinfecting, sterilizing and biologically-active solutions. The applications for this technology are infinite and include any process requiring sterilization, disinfection or water purification.

Competition for products which resemble our EcaFlo® devices is expected to intensify and to increase as our devices enter new commercial markets.  Our competitors do not include companies that produce basic-to-complex water filtration systems, even though many are substantially larger and have greater financial, research, manufacturing, and marketing resources.  While effective and cost-efficient, these companies simply produce filtrated water, unlike our EcaFlo® devices that produce electrochemically-active, but entirely safe, water that kills harmful microorganisms on contact.  We regularly monitor the progress of other ECA-types of companies in the United States, as well as worldwide.

Important competitive factors for our EcaFlo® products include product quality, consistency, environmental sensitivity, price, ease of use, customer service, and reputation.  Industry competition is based on the following:

•	Scientific and technological capability;
•	Proprietary know-how;
•	The ability to develop and market processes;
•	Access to adequate capital;
•	The ability to attract and retain qualified personnel; and
•	The availability of patent protection.

We believe that we compete favorably on the factors described above. However, our industry is continuously evolving and is becoming increasingly competitive.  Larger, more established companies than us are increasingly focusing on ECA technology businesses that directly compete with us.

Government Regulation and Environmental Laws

In 2005, Congress exempted hydraulic fracturing from the Safe Drinking Water Act, or the SDWA.  Recently, proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing.  Both the United States House of Representatives and Senate are considering the Fracturing Responsibility and Awareness of Chemicals Act, (the “FRAC Act”), and a number of states are looking to more closely regulate hydraulic fracturing.  The FRAC Act would require companies to gain approval from the U.S. Environmental Protection Agency (“EPA”) before using hydraulic fracturing to enhance production of oil and natural gas wells.  The bill would also require companies to make public the chemicals they use in fracturing.  In all, 48 House members have signed on as co-sponsors of the FRAC Act.  It is unclear how much support the proposal will get in Congress or the White House. In March 2010, the EPA announced it was studying the effects of fracturing on water supplies and the environment.

We believe that governmental regulations that regulate hydraulic fracturing will benefit IET and lead companies to use our environmentally friendly and cost-effective technologies.  If the exemption for hydraulic fracturing is removed from the SDWA, or if the FRAC Act or other legislation is enacted at the federal, state or local level, any restrictions on the use of hydraulic fracturing contained in any such legislation could have a positive and significant impact on our financial condition and results of operations. On the other hand, if drilling is materially reduced, it would have a material adverse effect on the Company's operations.

Personnel

We currently employ twelve full-time, permanent employees.  Our employees are engaged in management, marketing and sales, engineering, production, and accounting and administrative services.

Consultants

3GC, Ltd.  On August 1, 2007, we entered into a consulting agreement with Gary J. Grieco, President of 3GC, Ltd., wherein Mr. Grieco agreed to provide expertise in the matter of stock sales and market support for the Company.  The original term of the agreement began on July 1, 2007 and terminated on December 31, 2007.  We entered into a subsequent consulting agreement with 3GC on January 31, 2008 for a term of six months.  We agreed to compensate 3GC with $2,500 per month plus reimbursement for travel and expenses incurred in the performance of the agreement.  Both parties agreed to extend the agreement on a month-to-month basis.  On December 1, 2009, we entered into an addendum to the consulting agreement, whereby compensation was increased to $3,000 per month, and the term was extended through December 31, 2010.  As further compensation, the Company issued 500,000 warrants to purchase our restricted common stock at $0.25 per share, expiring on December 31, 2010.  On February 26, 2010, this agreement was terminated, and on March 1, 2010, the Company entered into an Investor Relations Consulting Agreement with 3GC, Ltd., whereby 3GC agrees to facilitate an aggressive, coordinated investor relations program for the purpose of gaining market recognition and increasing share value.  The term of this agreement is six months, expiring September 1, 2010, and compensation is set at $6,000 per month.

On November 1, 2009, we entered into an Independent Sales Representative Agreement with 3GC, Ltd., in which the Company appointed 3GC as a non-exclusive sales representative for international markets outside the oil and gas industry, with a focus on European markets.  The Company agreed to compensate 3GC with 10% of the total first sale of the product into a new territory, and 5% for subsequent sales.  The Company further agreed to issue to 3GC 2,000,000 warrants to purchase restricted shares of our common stock at $0.10 per share, expiring December 31, 2010.

Legend Capital Management, LLC.  On October 20, 2008, we entered into a consulting agreement with Legend Capital Management LLC (“Legend Capital”), wherein Legend Capital agreed to devise and prepare a plan for investor relations and financing for the Company.  The original term of the agreement began on October 20, 2008 and terminated on January 20, 2009.  We agreed to compensate Legend Capital with $18,000 for this term ($3,000 on November 1, 2008, and a monthly fee of $7,500 commencing on November 20, 2008 and payable on the 20th of each successive month thereafter during the original term of the agreement).  Additionally, we agreed to issue Legend Capital warrants to purchase 200,000 shares of the Company’s restricted common stock at $0.10 per share, exercisable for five (5) years.  On January 21, 2009, both parties agreed to extend the agreement on a month-to-month basis, with compensation to be fixed at $12,000 per month, on the condition that Legend Capital shall purchase $6,000 per month in restricted common stock of IEVM at $0.10 per share.  On March 1, 2010, we amended the compensation under this agreement to $6,000 per month, with no stock purchase requirements.

EGR International.  On January 1, 2008, we entered into a consulting agreement with EGR International, wherein EGR International agreed to provide the Company with consulting services for special project development.  We agreed to compensate EGR International with $2,500 per month.  We are currently working with EGR International on a month-to-month, as needed, basis.

Catalyst Financial Resources, LLC.  On February 25, 2010, we entered into a corporate services agreement with Catalyst Financial Resources, LLC (“Catalyst”), wherein Catalyst agreed to provide the Company with investor and public relations services.  The term of the agreement is for twelve months.  We agreed to compensate Catalyst with $10,000 upon execution of the agreement and a monthly fee of $5,000 for the first six months, and $7,000 per month thereafter, payable in advance on the 15th of each month.  The Company further agreed to compensate Catalyst with warrants to purchase 225,000 shares of common stock with piggy-back registration rights, exercisable at $0.28 per share through February 25, 2013.

Research and Development

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

Our research and development costs aggregated approximately $8,700 and $14,724 in 2009 and 2008, respectively.

Licensing, Supply, and Distribution Agreements

Exclusive License and Distribution Agreement with Benchmark

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

Exclusive License Agreement with Atlas Developpement, S.A.

On November 12, 2009, we finalized a license agreement with Atlas Developpement, S.A. (“Atlas”), a Geneva, Switzerland holding company, wherein we granted the exclusive right, license and authority to market, sell and distribute EcaFlo® equipment and solutions for use in all markets except oil and gas in the country of France.  The agreement provides for per liter technology fees, paid to IET on the EcaFlo® fluids sold by Atlas, for a period consistent with the license period.  The initial term of the agreement is one year.  We further agreed to allow an extension of this agreement in three-year exclusive terms, provided that Atlas makes minimum purchase requirements or technology fee payments as outlined in the agreement.

Intellectual Property

We regard service marks, trademarks, trade secrets, patents, and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain employees, customers and others to protect our proprietary rights.

Patents

We have a process patent pending for an industry-specific application of our EcaFlo® solutions, delivered by our EcaFlo® equipment, have filed a patent for our own electrolytic cell, and will continue to develop other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities.  We also will rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to provide competitive advantages for our products in our markets and to develop new products.

We will continue to develop our own “EC” series of electrolytic cells and pursue greater-volume capacities.  In addition, we will continue to explore industry-partner relationships that will benefit specific market customers and IET.  We will further develop the status of our process patent claims and electrolytic cell patent toward the goal of securing the most accurate and protective states of said patents, as well as finalizing the preparation and submitting additional intellectual property patents relative to our EcaFlo® equipment, electrolytic cells, and solutions.

Trademarks

We currently hold a registered trade name for EcaFlo®.

Raw Materials and Principal Suppliers

The raw materials used to manufacture our products include electronic components, our specially designed stainless steel cabinet, and the components of our Electrolytic Cell, which we obtain from various qualified suppliers. The core of our technology is the Electrolytic Cell, which is manufactured in-house using state-of-the-art components which are available to us through multiple suppliers. We do not deem that we are reliant on any one supplier.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are available for review through the SEC’s Electronic Data Gathering Analysis and Retrieval (EDGAR) system, which is publicly-accessible through the Securities and Exchange Commission (SEC)’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three quarters of each fiscal year. You may contact the SEC at 1-800-SEC-0330 or you may read and copy any reports, statements or other information that we file with the SEC at the SEC’s public reference room at the following location:

Public Reference Room
100 F. Street, N.W.
Washington, D.C. 20549-0405
Telephone 1(800)-SEC-0330

ITEM 1A. RISK FACTORS

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2009, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, through future equity private placements, with traditional financing firms, with an industry partner, or through debt facilities.

We have minimal operating history, which raises concern as to our ability to successfully develop profitable business operations.

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

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations.  Furthermore, the commercialization expenses of our EcaFlo® System will be substantial, i.e., in excess of the amount of cash that we currently have.  Accordingly, we will have to (i) increase our sales-generated revenue in order to fund the further development of our products and working capital needs, (ii) obtain additional debt or equity financing, and/or (iii) enter into a strategic alliance with a larger company to provide our required funding.  As a result of our low-priced stock, and our continuous need for additional capital, we may consider issuing significant amounts of our common stock in exchange for either debt or equity.  This continued issuance of our common stock could have a substantial dilutive impact on our current stockholders.  If we are unable to obtain additional revenue through sales, and/or equity or debt financing, in the near future, we may be forced to terminate operations.

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

We are highly dependent on William E. Prince, our chief executive officer, president and chairman, and other key employees.  The loss of Mr. Prince or those employees, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of William E. Prince, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract technical and professional staff.  If we were to lose Mr. Prince’s services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for him.  We also have other key employees who manage our operations and perform critical engineering and design functions, as well as direct the overall marketing and sales of our products.  If we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements.  To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

Potential issuance of additional common stock could dilute existing stockholders.

We are authorized to issue up to 200,000,000 shares of common stock.  To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient.  We are currently seeking additional equity financing, which if obtained may result in additional shares of our common stock being issued.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a Penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock.  Until the trading price of the common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the Penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10.  Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, the Financial Industry Regulatory Authority (“FINRA”) has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have had one late filing reported by FINRA for the first quarter of 2008.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and main production facility are located at 4235 Commerce Street in Strand Industrial Park, Little River, South Carolina.  The building is approximately 12,000 square feet and is located on two lots.  We lease this facility for $71,291 per year.

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

	2009		2008
	High	Low	High	Low
1st Quarter	0.072	0.036	0.095	0.055
2nd Quarter	0.075	0.04	0.095	0.05
3rd Quarter	0.115	0.04	0.1	0.04
4th Quarter	0.28	0.045	0.1	0.04

Holders of Common Stock

As of March 30, 2010, we had 142 stockholders of record of the 102,779,750 shares outstanding.  The closing bid stock price on March 31, 2010 was $0.24.

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

Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

We have reserved for issuance an aggregate of 2,000,000 shares of common stock under our 2002 Stock Option Plan, which we adopted in July of 2002.  As of December 31, 2009, 1,075,000 options had been granted under this plan.

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee if established to administer the stock option plan) and other employees and consultants and their subsidiaries (if established) are eligible to receive options under the stock option plan.  The committee, if established, or board of directors, if not established, will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised.  No options may be granted more than ten years after the date of the adoption of the stock option plan.

Non-qualified stock options will be granted by the committee, or the board of directors in the event there is no established committee, with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant.  The committee may, in its discretion, determine to price the non-qualified option at a different price.  In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

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

2003 and 2004 Consultant and Employee Stock Compensation Plans

Effective August 27, 2003, we adopted the 2003 Consultant and Employee Stock Compensation Plan.  The maximum number of shares that may be issued pursuant to the plan is 2,500,000 shares.  As of December 31, 2009, 2,398,000 shares had been granted under this plan.  As of the date of this filing, all 2,500,000 shares have been granted under this plan.

Effective January 21, 2004, we adopted the 2004 Consultant and Employee Stock Compensation Plan.  The maximum number of shares initially available pursuant to the plan was 500,000 shares.  On December 27, 2004, we amended the compensation plan to make available an additional 4,000,000 shares of common stock.  As of December 31, 2009, 3,855,684 shares had been granted under this plan.  As of the date of this filing, 4,203,684 shares have been granted under this plan.

Equity Compensation Plans Information

We maintain the 2002 Stock Option Plan and the 2003 and 2004 Consultant and Employee Stock Compensation Plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock.  The following table sets forth information as of December 31, 2009 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	0	$0.116	1,671,316 (1)

Total	0	$0.116	1,671,316
(1)	Includes 925,000 options from the 2002 plan, 102,000 shares from the 2003 plan and 644,316 shares from the 2004 plan, available for issuance.

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

Recent Sales of Unregistered Securities

On November 25, 2009, we issued 10,000,000 shares of our common stock to Benchmark Performance Group, Inc., in exchange for the seventh and final installment of $1,000,000 pursuant to our Stock Acquisition Agreement dated June 20, 2007.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.  We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Stock Issuances Pursuant to Subscription Agreements

During the fourth quarter ended December 31, 2009, we issued a total of 365,000 shares of our restricted common stock to three (3) accredited investors.  The accredited investors purchased the 365,000 shares between September and December of 2009 for a total purchase price of $36,500, all of which was paid in cash.

We believe that the issuance and sale of the above 365,000 shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.  There were no commissions paid on the issuance and sale of the shares.

Warrant Issuances

On October 1, 2009, we issued 120,000 warrants to purchase shares of our restricted common stock to The Robins Group, LLC for services rendered to the Company. The warrants are exercisable at $0.10 per share and expire on October 1, 2011.

On November 20, 2009, we issued 2,000,000 warrants to purchase shares of our restricted common stock to 3GC, Ltd. pursuant to its non-exclusive independent sales representative agreement dated November 20, 2009. The warrants are exercisable at $0.10 per share and expire on December 31, 2010.

On December 1, 2009, we issued 500,000 warrants to purchase shares of our restricted common stock to 3GC, Ltd. pursuant to its addendum to its independent consulting agreement dated December 1, 2009. The warrants are exercisable at $0.25 per share and expire on December 31, 2010.

On December 31, 2009, we issued 2,950,000 warrants to Zanett Opportunity Fund, Ltd. and 50,000 warrants to McAdoo Capital, Inc. to purchase shares of our restricted common stock, pursuant to their convertible note agreements and as additional consideration for the conversion of their notes. The warrants are exercisable at $0.20 per share and expire on August 14, 2014.

We believe that the issuance of the above warrants is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipients of the warrants were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the issuance of the warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions.

Subsequent Issuances

Stock Issuances Pursuant to Convertible Notes and Debenture Agreements

On January 6, 2010, we issued 6,264,329 shares of our restricted common stock to two (2) convertible note holders pursuant to their conversion of $626,432 of accrued principal and interest due under their convertible notes, at a conversion rate of $0.10 per share, on December 31, 2009.

On February 25, 2010, we issued 962,000 shares of our restricted common stock to certain debenture holders pursuant to their conversion of $240,500 of principal amounts due under their debenture agreements, at a conversion rate of $0.25 per share, on February 12, 2010.

On March 11, 2010, we issued 106,740 shares of our restricted common stock to certain note holders pursuant to their conversion of $26,685 of accrued principal and interest under their convertible notes, at a conversion rate of $0.25 per share, on March 5, 2010.

We believe that the issuance of the above shares is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to their conversion of the notes, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions.

Stock Issuances Pursuant to Subscription Agreements

In the first quarter of 2010, we issued a total of 180,000 shares of our restricted common stock to two (2) accredited investors.  The accredited investors purchased the 180,000 shares between January and March of 2010 for a total purchase price of $18,000, all of which was paid in cash.

We believe that the issuance and sale of the above 180,000 shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.  There were no commissions paid on the issuance and sale of the shares.

Stock Issuances Pursuant to the Exercise of Options and Warrants

On January 13, 2010, Valgene Dunham, a Director of the Company, exercised 10,000 options at a price of $0.11 per share for a total purchase price of $1,100, all of which was paid in cash.  The 10,000 shares were issued on January 14, 2010.

In January 2010, a warrant holder exercised 123,214 warrants through a cashless exercise by tendering to us its warrant to purchase 150,000 shares, thereby using the 26,786 remaining warrant shares to satisfy the exercise price.  The 123,214 shares were issued on January 20, 2010.

On March 30, 2010, a warrant holder exercised 150,000 warrants at a price of $0.10 per share for a total purchase price of $15,000, all of which was paid in cash.  The 150,000 shares were issued on March 30, 2010.

We believe that the issuance of the above shares is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions.

Stock Issuances to Employees and Directors

On February 2, 2010, we issued a total of 450,000 shares of our restricted common stock to the following employees and directors:

Name	Title	Number of Shares
William E. Prince	Employee & Director	255,000
Marion C. Sofield	Employee & Director	130,000
S. Larry Jones	Employee	25,000
Stuart A. Emmons	Employee	7,500
Valgene Dunham	Director	5,000
E. Wayne Kinsey, III	Director	5,000
David N. Harry	Director	5,000
Timothy W. Shields	Employee	12,500
Sheryl B. Marsh	Employee	5,000

We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decisions.

Warrant Issuances

On February 25, 2010, we agreed to issue 225,000 warrants to purchase shares of our restricted common stock to Catalyst Financial Resources, LLC pursuant to its corporate services agreement.  The warrants are exercisable at $0.28 per share and expire on February 25, 2013.

On March 5, 2010, the board of directors approved the issuance of 200,000 warrants to purchase shares of our restricted common stock at $0.10 per share expiring June 30, 2012, and 100,000 warrants to purchase shares of our restricted common stock at $0.10 per share expiring July 6, 2012, as additional consideration for loans received in 2009.

We believe that the issuance of the above warrants is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipients of the warrants were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the issuance of the warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary, IET, Inc., unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. IET’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. is a life sciences-focused technology company that commercializes innovative technologies which are focused on the enhancement of the environment and the health, safety, and well-being of current and future generations.  Our wholly-owned subsidiary, I.E.T., Inc., designs, manufactures, markets, sells, and installs proprietary EcaFlo® equipment, featuring electro-chemical activation (ECA) technology, in the United States and throughout the world.

Overview

The core of our business is the commercialization of electrochemical activation (ECA) technology. Our equipment and the solutions our equipment produces remain the focus of our revenue strategy. ECA technology is a process of passing a diluted saline solution and ordinary water through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as Catholytes and Anolytes. We produce and sell ECA equipment and related supplies under the EcaFlo® trade name, and in addition we sell and distribute the solutions produced by our equipment through dealers and distributors under the EcaFlo® Anolyte (EcaFlo® Excelyte®, as trademarked by Benchmark Energy Products, LLC) and EcaFlo® Catholyte trade names. Under certain commercial agreements, we sell equipment and support for a fixed price and then receive ongoing payments (royalties) for solutions produced under the agreement.

We are highly focused on commercialization of our products in the oil and gas industry. The combination of demand for gas, rubbing up against environmental concerns regarding “fracking” fluids permeating ground-water tables and water supplies, is providing the impetus in our monetizing this technology. Our oil and gas industry partner, Benchmark Energy Products, LLC, is producing EcaFlo® solutions tailor-made to answer the needs of the oil and gas markets through an Exclusive License and Distribution Agreement. Recently we announced that the EPA-registered product, Excelyte®, had been successfully utilized in a number of gas well fracturing treatments. The primary use of Excelyte® is to eliminate oilfield bacteria in water employed in oil and gas wells.

Our solutions have developed strong commercial interest and substantial market potential:

•	EcaFlo® Anolyte – a strong oxidizing solution formed from naturally occurring elements that kills unwanted microorganisms and pathogens, and
•	EcaFlo® Catholyte – an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.

EcaFlo® Anolyte, an EPA-registered product, could conceivably replace all applications for chlorine-related antimicrobials from an efficacy and efficiency standpoint. Our commercialization of this product is premised upon the compelling economics, given the low cost to produce Anolyte and the environmentally friendly nature of the product. The product can be as much as 100 times more effective than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control. The product quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue.

Outlook

After several years of product and market development, we are seeing strong demand for our current generation equipment from commercial users in the oil and gas industry as well as from a global fresh food packager.

We have incurred losses since inception.  For the fiscal year ended December 31, 2009, we had a net loss of $2,798,404 as compared to a net loss of $1,548,392 for the fiscal year ended December 31, 2008.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Management intends to continue to closely monitor the costs associated with the production of EcaFlo® devices in an attempt to minimize capital shortages.  As we continue to expand operational activities and execute our business plan for oil- and gas-field operations with our industry partner and licensee, Benchmark Energy Products, we anticipate experiencing positive cash flows from operations in future quarters.  Debt borrowings may be considered from time to time if needed.

Results of Operations for the Fiscal Year Ended December 31, 2009 and 2008

The following table summarizes selected items from the statement of operations at December 31, 2009 compared to December 31, 2008.

SALES AND COST OF GOODS SOLD:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2009	2008	$	%
Sales	$295,686	$509,673	$(213,987)	(42%)
Licensing Fees	52,269	-	52,269	--
Total Revenue	347,955	509,673	(161,718)	(32%)

Cost of Goods Sold	158,648	290,738	(132,090)	(45%)

Gross Profit	189,307	218,935	(29,629)	(14%)

Gross Profit Percentage of Sales	54%	43%	--	11%

Sales

Our sales for the fiscal year ended December 31, 2009 were $347,955 compared to sales of $509,673 in the fiscal year ended December 31, 2008.  This resulted in a decrease in sales of $161,718, or 32%, from the same period a year ago.  The decrease in sales was as a result of a delay in finalizing sales due to a change in economic positions for some of our customers, additional waiting periods while regulatory approvals have been sought, and delays while conclusive agreements are being finalized for potential exclusive licensees.

According to our oil and gas distributor and industry partner, Benchmark Energy Products, Benchmark continues to market Excelyte® (Benchmark’s product name for EcaFlo® Anolyte), to the oil and gas industry, but the industry, which is resistant to change, continues to use several “old technology” biocides developed during the past 30 years.  Benchmark has spent significant time and resources educating the industry about the benefits of Excelyte® versus the older biocides.  Testing has confirmed that the biocide most widely used in the industry today is ineffective with current well treatment practices and industry attempts to utilize increasingly poorer quality water.  Benchmark engaged a highly regarded oil and gas industry biotechnology laboratory as an independent “expert” to help Benchmark mount a “turnaround” in industry thinking concerning the dynamic required for biocides to be effective with current well stimulation practices.  The findings reported by this laboratory have validated that Excelyte® outperforms all other biocides currently in use by the oil and gas industry, with the added benefit of being the first totally “green” biocide.

Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement while a major pumping services company, which has completed its laboratory and field testing of Excelyte® and expressed a high interest in obtaining some level of exclusivity on the product, analyzes the results of this testing and develops and implements conclusive business plans. That same major pumping services company has taken delivery of thousands of gallons of the Excelyte® product and it has been used successfully in several geographical areas for gas-well fracturing applications on a commercial basis.

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

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the fiscal year ended December 31, 2009 was $158,648, a decrease of $132,090, or 45% from $290,738 for the fiscal year ended December 31, 2008.  The decrease in our cost of sales is as a result of a period of market development due to pending regulatory approvals, registration and certifications required for sales to occur.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

Gross profit margins increased by 11% from the prior fiscal year due to our continued efforts to find the most cost-effective components for our equipment.

EXPENSES:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2009	2008	$	%
Expenses:
Professional and administrative fees	$495,222	$306,860	$188,362	61%
Salary	613,428	672,951	(59,523)	(9%)
Depreciation and amortization	1,074	1,971	(897)	(46%)
Office and miscellaneous	435,401	439,260	(3,859)	(1%)
Bad debt expense	19,125	37,841	(18,716)	(49%)
Total operating expenses	$1,564,250	$1,458,883	$105,367	7%
Loss from operations	(1,374,943)	(1,239,948)	134,996	11%

Other income (expense):
Interest expense	(1,423,461)	(308,444)	1,115,017	361%
Total other expense	(1,423,461)	(308,444)	1,115,017	361%
Net loss	$(2,798,404)	$(1,548,392)	$1,250,012	81%

Professional and Administrative Fees

Professional and administrative fees for the fiscal year ended December 31, 2009 were $495,222, an increase of $188,362, or 61%, from $306,860 for the fiscal year ended December 31, 2008.  The increase in professional and administrative fees was the result of utilizing the services of financial consultants to assist us in developing plans for financings and the improvement of market awareness.  Whenever possible, we are trying to reduce outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the fiscal year ended December 31, 2009 was $613,428, a decrease of $59,523, or 9%, from $672,951 for the fiscal year ended December 31, 2008.  The decrease in salary expenses was the result of having had a period in which we reduced our engineering/production staff, while accomplishing the production necessary for meeting the Company’s sales of equipment.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the fiscal year ended December 31, 2009 was $1,074, a decrease of $897, or 46%, from $1,971 for the fiscal year ended December 31, 2008.  The decrease in depreciation expenses was the result of the reclassification of some office equipment, and the full depreciable value of some of the equipment having been reached.

Office and Miscellaneous

Office and miscellaneous expenses for the fiscal year ended December 31, 2009 was $435,401, a decrease of $3,859, from $439,260 for the fiscal year ended December 31, 2008.  The decrease in office and miscellaneous was as a result of having well-stocked our office and the lack of need for one-time equipment purchases during this period of time.

Bad Debt

Bad debt expense for the fiscal year ended December 31, 2009 was $19,125, a decrease of $18,716, from $37,841 for the fiscal year ended December 31, 2008.  The decrease in bad debt expenses was as a result of our customers having paid their debt to us.  We have historically had limited write-offs as the result of bad debts.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.  We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Loss from Operations

The loss from operations for the fiscal year ended December 31, 2009 was $1,374,943, versus a loss from operations of $1,239,948 for the fiscal year ended December 31, 2008, a change in loss from operations of $134,995.  The increase in the loss from operations was the result of a delay in finalizing sales due to a change in economic positions for some of our customers, additional waiting periods while regulatory approvals have been sought, and delays while conclusive agreements are being finalized for potential exclusive licensees, all of which have hindered our ability to increase sales.

Interest Expense

Interest expense for the fiscal year ended December 31, 2009 was $1,423,461 as compared to $308,444 for the same period in 2008.  Our interest expense in 2009 increased as a result of our having obtained and re-paid several interest-bearing loans during this period.

Net Loss

Our net loss for the fiscal year ended December 31, 2009 was $2,798,404, an increase of $1,250,012, or 81%, from $1,548,392 for the fiscal year ended December 31, 2008.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

The technology that drives our short-term and long-term plans is electro-chemical activation (ECA), which is the center point of our EcaFlo® systems.  Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® solutions, known as EcaFlo®, Anolyte, (“Excelyte®”), and EcaFlo® Catholyte.

Our direct attention continues to be focused on providing our EcaFlo® devices to the markets at-hand:  the oil and gas industry, food safety and agricultural applications, storm-water treatment, water and wastewater treatment, and other hard-surface sanitation opportunities such as our recent entry into the professional sports market.  In many cases, clinical and laboratory testing and research moved to field trials and commercial uses by end-users.  Recently achieved positive results in field testing should result in increased sales in future quarters.  As a new “green” product, regulatory constraints continue to provide unforeseen challenges, which we address and overcome systematically.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2009 compared to December 31, 2008.

	December 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$1,034,152	$225,413	$808,739	359%

Current Liabilities	888,743	895,135	(6,392)	(1%)

Working Capital (deficit)	$145,409	$(669,722)	$815,131	122%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock, by borrowings, and through sales-generated revenue.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.  We will continue to consider financing opportunities with strategic industry partners.

As of December 31, 2009, we continue to use equity sales and debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

Equity Transactions

On June 20, 2007, we entered into an investment agreement and contract with Benchmark Performance Group, Inc.  The contract provides for an equity investment of $3,500,000 over a period of 30 months in seven installments and for technology fees paid to IET per gallon of EcaFlo® fluids sold by Benchmark within the oil and gas industry.  On August 26, 2008, we executed an addendum to the investment agreement and contract with Benchmark, wherein we agreed that as a result of an economic down-turn, it was in the best interest of the Company and Benchmark to make the fifth installment payment early and prior to October 31, 2008 as previously agreed in the original investment agreement.  As consideration for the acceleration of the fifth installment, we reduced the payment amount to $400,000 from $500,000.  As of November 16, 2009, we received all seven installments for a total of $3,400,000.

Loans and Promissory Notes

On August 17, 2006, we received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  Pursuant to the note agreement, we agreed to issue 100,000 shares of common stock as a loan fee.  On April 3, 2007, the shares were issued.  As of December 31, 2009, the remaining principal balance of the note was $23,300.  The loan and interest were subsequently converted to restricted shares of the Company’s common stock at $0.25 per share on March 5, 2010.  The 106,740 shares were issued on March 10, 2010.

On June 22, 2009, we borrowed $100,000 from an individual at an annual interest rate of 12% plus a loan fee of $10,000, due on November 16, 2009.  In addition, we agreed to issue 1,000,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 19, 2012.  The loan and interest were repaid on November 20, 2009.

On July 8, 2009, we executed a promissory note with an individual for the principal amount of $25,000 at an annual interest rate of 12% plus a loan fee of $750 due on November 16, 2009.  In addition, we agreed to issue 25,000 warrants exercisable for $0.10 per share of restricted common stock, expiring July 6, 2012.  The loan and interest were repaid on December 3, 2009.

On July 29, 2009, we borrowed $25,000 from an individual at an annual interest rate of 12% due on November 16, 2009.  In addition, we agreed to issue 25,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 30, 2012.  The loan and interest were repaid on November 30, 2009.

On August 12, 2009, we borrowed $40,000 from an individual at an annual interest rate of 12%, due on November 16, 2009.  In addition, we agreed to issue 40,000 warrants exercisable for $0.10 per share of restricted common stock, expiring June 30, 2012.  The loan and interest were repaid on November 25, 2009.

On August 19, 2009, we borrowed $590,000 from a company at an annual interest rate of 12%, plus a loan fee of $14,750, due on November 16, 2009.  In consideration for the loan, we agreed to issue 5,900,000 warrants exercisable for $0.10 per share, expiring on August 14, 2014.  The Lender was granted the right to convert the note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 2,950,000 warrants exercisable at $0.20 per share.  These warrants would be effective on the conversion date and would expire on August 14, 2014.  In the event that the principal and interest were not paid by the due date, the Company would have incurred a penalty of $3,000 per month until the balance was paid in full.  Furthermore, in the event that the principal and interest were not paid by February 16, 2010, the Lender would have had the right to convert the unpaid portion of the note, including interest, to restricted shares of the Company’s common stock at $0.05 per share, and a pro rata portion of the 5,900,000 warrants would have been exercisable at $0.05 per share.  On November 20, 2009, both parties executed an amendment to the promissory note, whereby the due date was extended to December 31, 2009.  As of December 31, 2009, the note and accrued interest totaling $615,992 were converted into 6,159,923 restricted shares of common stock.  These shares were issued on January 6, 2010.  Further, pursuant to the loan agreement, 2,950,000 warrants, exercisable at $0.20 per share and expiring August 14, 2014, were issued in consideration for this conversion.

On August 19, 2009, we borrowed $10,000 from a company at an annual interest rate of 12%, plus a loan fee of $250, due on November 16, 2009.  In consideration for the loan, we agreed to issue 100,000 warrants exercisable for $0.10 per share, expiring on August 14, 2014.  The Lender was granted the right to convert the note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 50,000 warrants exercisable at $0.20 per share.  These warrants would be effective on the conversion date and would expire on August 14, 2014.  In the event that the principal and interest were not paid by the due date, the Company would have incurred a penalty of $3,000 per month until the balance was paid in full.  Furthermore, in the event that the principal and interest were not paid by February 16, 2010, the Lender would have had the right to convert the unpaid portion of the note, including interest, to restricted shares of the Company’s common stock at $0.05 per share, and a pro rata portion of the 100,000 warrants would have been exercisable at $0.05 per share.  As of December 31, 2009, the note and accrued interest totaling $10,441 were converted into 104,406 restricted shares of common stock. These shares were issued on January 6, 2010.  Further, pursuant to the loan agreement, 50,000 warrants, exercisable at $0.20 per share and expiring August 14, 2014, were issued in consideration for this conversion.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2009, our cash balance was $819,611.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, additional sales of our common stock, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

We may continue to incur operating losses over the majority or some portion of the next twelve months.  Our limited operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth.  To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Off-Balance-Sheet Arrangements.

As of December 31, 2009, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following are among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note 2 to our consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.

Inventory

Management compares the cost of inventories with the market value.  We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Judgment is required to determine the estimated useful lives of assets, including determining how long existing equipment can function and when new technologies will be introduced at cost-effective price points to replace existing equipment. Changes in these estimates and assumptions could materially impact the financial position and results of operations.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

●
FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures. FSP FAS No. 157-4 was superseded by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC 820”).

●
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. FSP FAS No. 115-2 and FAS No. 124-2 were superseded by the Investments-Debt and Equity Securities Topic of the FASB Accounting Standards Codification (“ASC 320”).

●
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1were superseded by the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions.  During the years ended December 31, 2009 and 2008, three of our customers represented 26%, 24%, and 12% and 41%, 16%, and 12% of sales, respectively.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

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

The officers serve at the pleasure of the Board of Directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term	Class

William E. Prince	59	President, CEO, Chairman, Treasurer	Since 2003	Class I
Marion Sofield	48	Secretary, Director	Since 2004	Class II
Dr. Valgene L. Dunham	66	Director	Since 2004	Class III
E. Wayne Kinsey, III	57	Director	Since June 21, 2007	Class I
David N. Harry	58	Director	Since June 21, 2007	Class II

Duties, Responsibilities and Experience

William E. Prince has served as Chairman of the Board, Chief Executive Officer, and a Director of the Company since August 27, 2003.  Presently, Mr. Prince is also the President of I.E.T., Inc.  Mr. Prince served as Executive Director of the Albemarle Economic Development Commission from 1999 to August 2003.  Mr. Prince was Branch and Regional Manager of Law/Gibb Group, an employee-owned international environmental engineering consulting firm, from 1996 to 1999.  Mr. Prince was Vice President and Branch Manager for Froehling & Robertson, a family-owned environmental consulting firm from 1994 to 1996.  From 1990 to 1994, Mr. Prince served as Vice President for Business Development and was a principal and owner with Ragsdale Consultants, Inc. and DSA Design Group, both privately-held engineering and environmental consulting firms.  From 1979 to 1990, Mr. Prince held various management positions with Law Engineering and Environmental Services, an employee-owned international consulting firm.  Primary responsibilities were new ventures and company growth.

Marion Sofield has served as Secretary of the Company since April 23, 2004 and has served as a Director of the Company since August 5, 2004.  Presently, Ms. Sofield is also Vice President of Operations for I.E.T., Inc.  Formerly the Executive Director of Matrix Technology Alliance, Inc. (2003-2004), Ms. Sofield joined our staff to develop and implement operating systems and production capabilities that have moved the Company into a production mode.  That responsibility continues as we now move into mass production mode.  Ms. Sofield has eight years of experience, from 1993-2002, in economic development management and has owned and operated two successful businesses of her own.  From 1983 through 1987, Ms. Sofield served as a Corporate Secretary/Treasurer for Lord-Wood, Larsen Associates, Inc., a civil engineering firm formerly located in West Hartford, Connecticut, where she was the recipient of Hartford’s “Business Woman of the Year” Award.  Ms. Sofield, a 1983 graduate of Radford University, was honored in Washington, D.C. as the 2003 Business Person of the Year by the United States of America’s Business Advisory Council.

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

E. Wayne Kinsey, III has served as a Director of the Company since June 21, 2007.  Since 1981, Mr. Kinsey has served as President and CEO of Benchmark Performance Group, Inc.  He began his career in the oilfield pumping services industry in 1975 as an equipment operator in Seagraves, Texas.  By 1981, Mr. Kinsey had become Distribution Manager for a major pumping services company’s materials procurement, specialty blending and transportation and distribution facility in Odessa, Texas.  More importantly, he had concluded by 1981 that running a successful chemicals management and supply organization - especially one serving the demanding oil and gas service industry - required much more than just an inventory of chemicals.  Thus, Chemical Blending Services, Inc. was born.  In the ensuing 25 years, Benchmark has grown under Mr. Kinsey's leadership from a simple “service first” chemical supplier into one of the world’s foremost developers and manufacturers of industrial and specialty chemicals, with an emphasis on chemical products and chemical solutions for the oil well pressure pumping service industry.  One thing has remained constant, however - a determination and commitment to provide the customer with a level of service and technical support it can find from no other chemical supplier.  In 2004, Mr. Kinsey was appointed to the Board of Directors of the Texas Enterprise Fund by Texas Speaker of the House Tom Craddick.  In 1993, Mr. Kinsey worked in support of the founding of the Hillcrest School (for children with learning differences) in Midland, Texas, and he served for several years as a member of the School's Board of Directors.  In 1997, Mr. Kinsey was appointed by then Governor George W. Bush to the Continuing Advisory Committee for Special Education.  In 2001, he was appointed to the Advisory Board of Directors of Houston Achievement Place.  A number of the patents held by Benchmark bear Mr. Kinsey’s name as an inventor.

David N. Harry has served as a Director of the Company since June 21, 2007.  Mr. Harry is the Executive Vice President and Chief Technical Officer of Benchmark.  He received his BS and MS from Stephen F. Austin State University and conducted post-graduate work in limnology and hydrology at Texas A&M University.  Mr. Harry began his career as an analytical chemist in 1977.  After spending two years in testing laboratories, Mr. Harry joined a major oilfield pressure pumping services company, where he served between 1979 and 1982 as a field chemist, District Engineer and then Regional Sales Engineer.  After another two years as Technical Manager for an independent pressure pumping services company, Mr. Harry joined Benchmark in 1984 to assist it with its growing dry and liquid chemical blending business.  Mr. Harry has been Benchmark's Chief Technical Officer since 1990, and directs all of Benchmark’s quality control, technical support and product development activities.  Under his technical leadership, over 35 patents have been issued to Benchmark, nine of which bear his name as inventor.  Mr. Harry is a member of the Society of Petroleum Engineers and the American Society of Quality Control.

Election of Directors and Officers.

Directors are elected to serve under a classified board:  Class I directors serve three years, Class II directors serve two years and Class III directors serve one year.  Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No executive officer or director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the Company is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an audit committee.  Our directors perform some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our limited operating history, we believe the services of a financial expert are not warranted.

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

Our decision to not adopt such a code of ethics results from having only two officers operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a nominating committee.  Our Board of Directors performs some of the functions associated with a nominating committee.  The Company does not currently have a written nominating committee charter or similar document.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director.  During 2009, the Company received no recommendation for directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least one percent of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  4235 Commerce Street, Little River, South Carolina 29566.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

The Board of directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Board ensures that the total compensation paid to the executives is fair, reasonable and competitive.  We do not currently have a compensation committee.

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having two executive officers, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies.  To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board makes all compensation decisions for the Executives and approves recommendations regarding equity awards to all elected officers of the Company. Decisions regarding the non-equity compensation of other executive officers are made by management.

2009 Executive Compensation Components

For the fiscal year ended December 31, 2009, we continued to have two executive officers, whose contracts were amended on May 30, 2007.  We amended our chief executive officer, William E. Prince's, employment agreement to increase his annual salary from $74,400 to $130,000 and extend the termination date from December 31, 2009 to March 30, 2012.  We also amended our executive vice president, Marion C. Sofield's, employment agreement to increase her annual salary from $72,000 to $110,000 and extend the termination date from December 31, 2009 to March 30, 2012.

No actions took place in 2009 relative to Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by our executive officer, William E. Prince, for the last three fiscal years ended December 31, 2009, 2008 and 2007, and the total compensation paid or earned by our executive vice president of operations, Marion C. Sofield, for the last three fiscal years ended December 31, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
William E. Prince,
CEO/President/ Director	2009	$135,000	-0-	$66,300(1)	-0-	-0-	-0-	$4,800	$206,100
	2008	$129,620	-0-	$18,250	-0-	-0-	-0-	$4,800	$152,670
	2007	$115,267	-0-	-0-	$54,287	-0-	-0-	$4,800	$174,354

Marion C. Sofield,
Executive Vice President/Secretary/ Director	2009	$114,230	-0-	$33,800(2)	-0-	-0-	-0-	$4,800	$152,830
	2008	$108,778	-0-	$9,500	-0-	-0-	-0-	$4,800	$123,078
	2007	$92,964	-0-	-0-	$27,144	-0-	-0-	$4,800	$124,908
(1)
Amount represents the estimated total fair market value of 255,000 shares of common stock issued for services as an employee and director under SFAS 123(R). Of the 255,000 shares, 5,000 was issued for services as a director (2,500 of which were for 2008 compensation).

(2)
Amount represents the estimated total fair market value of 130,000 shares of common stock issued for services as an employee and director under SFAS 123(R). Of the 130,000 shares, 5,000 was issued for services as a director (2,500 of which were for 2008 compensation).

Employment Agreements

William E. Prince. On May 30, 2007, we executed an amended employment agreement with our President and CEO, William E. Prince, wherein we extended the termination date from December 31, 2009 to March 30, 2012.  Additionally, we increased Mr. Prince’s annual salary from $74,400 to $130,000.

Marion C. Sofield. On May 30, 2007, we executed an amended employment agreement with our Executive Vice President, Marion C. Sofield, wherein we extended the termination date from December 31, 2009 to March 30, 2012.  Additionally, we increased Ms. Sofield’s annual salary from $72,000 to $110,000.

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

Compensation Committee

We currently do not have a compensation committee of the board of directors.  Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers and directors.

Option Grants in Last Fiscal Year

During the years ended December 31, 2009 and 2008, we did not grant any options to our officers and directors.

Director Compensation

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings.  From time to time, certain directors who are not employees may receive shares of our common stock.

During the fiscal year ended December 31, 2009, the directors did not receive compensation.  On January 21, 2010, the board approved the issuance of a total of 25,000 shares for board compensation for attendance at board meetings in the fourth quarter of 2008 and the first quarter of 2009.  The 25,000 shares were issued on February 2, 2010, and were valued at $6,500 ($3,250 for 2008 and $3,250 for 2009 compensation).

The following table sets forth the summary compensation information (described above) for each of our non-employee directors:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Valgene Dunham	-0-	$ 1,300(1)	-0-	-0-	-0-	-0-	$ 1,300
David N. Harry	-0-	$ 1,300(1)	-0-	-0-	-0-	-0-	$ 1,300
E. Wayne Kinsey, III	-0-	$ 1,300(1)	-0-	-0-	-0-	-0-	$ 1,300
(1)	Amount represents the estimated total fair market value of 5,000 shares of common stock (2,500 of which were for 2008 compensation) issued for services as a director under SFAS 123(R).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2010 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 102,779,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
William E. Prince, President & Director 4235 Commerce Street Little River, SC 29566	1,832,500(3)	2%
Marion C. Sofield, Vice President, Secretary & Director 4235 Commerce Street Little River, SC 29566	832,500(4)	1%
Dr. Valgene L. Dunham, Director 4235 Commerce Street Little River, SC 29566	61,000(5)	--
E. Wayne Kinsey III, Director (6) 4235 Commerce Street Little River, SC 29566	35,017,500(6)	34%
David N. Harry, Director 4235 Commerce Street Little River, SC 29566	17,500	--
Directors & Officers as a Group	37,761,000	37%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	Includes 500,000 options to purchase shares of our common stock at $0.12 per share (expiring on December 31, 2011).
(4)	Includes 250,000 options to purchase shares of our common stock at $0.12 per share (expiring on December 31, 2011).
(5)	Includes 15,000 options to purchase shares of our common stock at $0.11 per share (expiring on December 31, 2011).
(6)
Benchmark Performance, Inc. was issued 35,000,000 shares of common stock pursuant to a Stock Acquisition Agreement dated June 20, 2007.  Mr. Kinsey is the President, CEO and 81.4% stockholder of Benchmark.

Security Ownership of Certain Beneficial Owners
Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Zanett Opportunity Fund, Ltd. (3) (4) (5)* c/o Appleby Spurling Canon's Court 22 Victoria Street P.O. Box HM 1179 Hamilton, Bermuda HM 1179	15,157,423(3)	15%
McAdoo Capital, Inc. (4) (5)* 635 Madison Avenue, 15th Floor New York, NY 10022	256,906(4)	--
Beneficial Owners as a Group	15,414,323	15%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)
Zanett Opportunity Fund, Ltd. (the "Fund") beneficially owns 15,157,423 shares of Common Stock.  This amount includes: (i) 5,900,000 shares issuable pursuant to warrants acquired August 19, 2009; (ii) 6,159,923 shares (the "Fund Conversion Shares") acquired pursuant to the conversion on December 31, 2009 of the 12% convertible notes due in 2009 (the "Fund Convertible Note"); (iii) 2,950,000 shares issuable pursuant to warrants acquired pursuant to the conversion on December 31, 2009 of the Fund Debentures; and (iv) 147,500 shares issuable at the Fund's option in satisfaction of a loan fee for the Fund Convertible Note.  The Fund converted $590,000 of outstanding principal of the Fund Convertible Note at a conversion price of $0.10 per share (resulting in an issuance of 5,900,000 shares) and $25,992.33 of accrued but unpaid interest on the note at a conversion price of $0.10 per share (resulting in an issuance of 259,923 shares).  While the Fund fully converted the Fund Convertible Note on December 31, 2009, the Fund is owed a loan fee of $14,750, which is convertible at the Fund's option into 147,500 shares of Common Stock at the exercise price of $0.10 per share.

(4)
McAdoo Capital, Inc. ("McAdoo Capital") exercises investment discretion over the Fund's 15,157,423 shares of Common Stock, in addition to the 256,906 shares McAdoo Capital beneficially owns, which include: (i) 100,000 shares issuable pursuant to warrants acquired August 19, 2009; (ii) 104,406 shares (the "McAdoo Conversion Shares") acquired pursuant to the conversion on December 31, 2009 of the 12% convertible note due in 2009 (the "McAdoo Convertible Note"); (iii) 50,000 shares issuable pursuant to warrants acquired pursuant to the conversion on December 31, 2009 of the McAdoo Convertible Note; and (iv) 2,500 shares issuable at McAdoo Capital's option in satisfaction of a loan fee for the McAdoo Convertible Note.  McAdoo Capital converted $10,000 of outstanding principal of the McAdoo Convertible Note at a conversion price of $0.10 per share (resulting in an issuance of 100,000 shares) and $440.55 of accrued but unpaid interest on the debenture at a conversion price of $0.10 per share (resulting in an issuance of 4,406 shares).  While McAdoo Capital fully converted the McAdoo Convertible Note on December 31, 2009, McAdoo Capital is owed a loan fee of $250, which is convertible at McAdoo Capital's option into 2,500 shares of Common Stock at the exercise price of $0.10 per share.

(5)
Zachary McAdoo exercises investment discretion over shares beneficially owned by McAdoo Capital (including the shares owned by the Fund) by virtue of his position as President.  This report shall not be construed as an admission that McAdoo Capital or Mr. McAdoo are the beneficial owners of the Fund's shares for any purposes.

*The information used for the table of Security Ownership of Certain Beneficial Owners is based on the information reported on the beneficial owners’ Schedule 13G filings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $31,500 and $35,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Weaver & Martin LLC for professional services rendered for audit-related fees for fiscal years 2009 and 2008 were $0 and $6,070, respectively.

(3) TAX FEES

The aggregate fee to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal year 2009 was $4,420 and for fiscal year 2008 was $6,070.

(4) ALL OTHER FEES

There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2009 and 2008 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

i.	The financial statements listed in the "Index to Consolidated Financial Statements" on page F-1 are filed as part of this report.

ii.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

iii.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2(a)	Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(a)	10/25/01

2(b)	Amendment No. 1 to the Agreement and Plan of Merger between Coronado Explorations Ltd and Naturol, Inc.		8-K		2(b)	1/25/02

2(c)	Agreement and Plan of Merger and Reincorporation		8-K		2(c)	3/10/08

3(i)(a)	Certificate of Incorporation of Coronado Explorations Ltd. – Dated February 2, 1999		10SB12G		2(a)	6/9/99

3(i)(b)	Amended and Restated Articles of Incorporation of Coronado Explorations Ltd. – Dated May 20, 1999		10SB12G		2(b)	6/9/99

3(i)(c)	Certificate of Amendment of Certificate of Incorporation of Coronado Explorations Ltd. – Dated October 5, 2000		10-KSB	1/31/02	3(i)(c)	4/30/02

3(i)(d)	Articles of Incorporation of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(i)(d)	4/30/02

3(i)(e)	Certificate of Amendment to Articles of Incorporation of I.E.T., Inc.		10-QSB	6/30/04	3	8/23/04

3(i)(f)	Certificate of Amendment of Certificate of Incorporation of Naturol Holdings Ltd. – Dated May 5, 2004		10-QSB	3/31/04	3(i)	5/14/04

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

3(i)(g)	Certificate of Merger between Coronado Subsidiary Corp. and Naturol, Inc. – Dated January 14, 2001		8-K		3(i)(g)	1/25/02

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd. – Dated January 11, 2008		8-K		3(i)(h)	3/10/08

3(i)(i)	Articles of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 15, 2008 (Nevada)		8-K		3(i)(j)	3/10/08

3(i)(j)	Certificate of Merger of Integrated Environmental Technologies, Ltd., Nevada corporation and Integrated Environmental Technologies, Ltd., Delaware corporation – Dated February 18, 2008 (Delaware)		8-K		3(i)(j)	3/10/08

3(ii)(a)	Bylaws of Coronado Explorations Ltd. – Dated February 9, 2001		8-K		3(ii)(e)	1/25/02

3(ii)(b)	Bylaws of Naturol, Inc. – Dated June 9, 2001		10-KSB	1/31/02	3(ii)(f)	4/30/02

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation – Dated January 11, 2008		8-K		3(ii)(c)	3/10/08

10.12	Employment Agreement of William E. Prince, dated January 3, 2005.		8-K		10.4	1/07/05

10.13	Employment Agreement of Marion Sofield – January 3, 2005		8-K		10.5	1/07/05

10.14	Addendum to Marion Sofield’s Employment Agreement – Dated February 28, 2005		10-KSB	12/31/04	10.6	3/30/05

10.18	Stock Acquisition Agreement dated June 20, 2007		8-K		10.1	8/21/07

10.19	Exclusive License and Distribution Agreement dated June 20, 2007		8-K		10.2	8/21/07

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

By:/S/ William E. Prince
       William E. Prince, President

Date: April 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ William E. Prince	President, CEO, Chairman,	April 13, 2010
William E. Prince	Principal Executive Officer and Principal Accounting Officer

/S/ Marion Sofield	Vice President of Operations,	April 13, 2010
Marion Sofield	Secretary, Director

/S/ Dr. Valgene Dunham	Director	April 13, 2010
Dr. Valgene Dunham

/S/ David N. Harry	Director	April 13, 2010
David N. Harry

/S/ E. Wayne Kinsey, III	Director	April 13, 2010
E. Wayne Kinsey, III

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Basis of Presentation in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Weaver & Martin LLC

Weaver & Martin LLC
Kansas City, Missouri
April 14, 2010

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash	$819,611	$33,357
Accounts receivable	111,375	22,505
Inventory	82,910	133,043
Prepaid expenses	20,256	36,508

Total current assets	1,034,152	225,413

Equipment	20,445	13,045
Accumulated depreciation	(11,597)	(10,523)

Total building and equipment	8,848	2,522

	$1,043,000	$227,935

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$112,057	$172,085
Accrued expenses	189,386	123,750
Notes payable	98,300	98,300
Convertible notes	489,000	501,000

Total current liabilities	888,743	895,135

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 94,533,467 and 79,058,467 shares issued
and outstanding at December 31, 2009 and 2008	94,533	79,058
Stock bought not issued, 6,264,329 shares at December 31, 2009	6,264	-
Paid-in capital	11,384,911	7,786,789
Retained earnings (deficit)	(11,331,451)	(8,533,047)

Total shareholders' equity (deficit)	154,257	(667,200)

Total liabilities and shareholders' equity (deficit)	$1,043,000	$227,935

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008

Sales	$295,686	$509,673
Licensing fees	52,269	-

Total revenue	347,955	509,673

Cost of sales	158,648	290,738

Gross profit	189,307	218,935

Professional and administrative fees	495,222	306,860
Salary	613,428	672,951
Depreciation and amortization	1,074	1,971
Office & miscellaneous expense	435,401	439,260
Bad debt expense	19,125	37,841

Total operating expenses	1,564,250	1,458,883

Loss from operations	(1,374,943)	(1,239,948)

Other income (expense):
Interest expense	(1,423,461)	(308,444)

Total other income (expense)	(1,423,461)	(308,444)

Net loss	$(2,798,404)	$(1,548,392)

Weighted average shares outstanding	83,826,160	72,736,922
Net loss per share basic and diluted	$(0.03)	$(0.02)

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Statement of Shareholders' Equity

				Stock
				Bought or	Retained	Total
	Common stock		Paid In	Earned Not	Earnings	Shareholders'
	Shares	Amount	Capital	Issued	(Deficit)	Deficit
Balance January 1, 2008	68,010,467	$68,010	$6,783,315	$120	$(6,984,655)	$(133,210)

Stock issued	120,000	120	-	(120)	-	-
Stock for services	643,000	643	49,925	-	-	50,568
Warrants issued for services	-	-	35,334	-	-	35,334
Stock sold	10,285,000	10,285	918,215	-	-	928,500
Net loss	-	-	-	-	(1,548,392)	(1,548,392)

Balance, December 31, 2008	79,058,467	79,058	7,786,789	-	(8,533,047)	(667,200)
Stock issued	15,475,000	15,475	1,532,025	-	-	1,547,500
Warrants issued for services	-	-	171,938	-	-	171,938
Warrants issued for loans	-	-	1,273,991	-	-	1,273,991
Notes and interest converted into stock	-	-	620,168	6,264	-	626,432
Net loss	-	-	-	-	(2,798,404)	(2,798,404)
Balance, December 31, 2009	94,533,467	$94,533	$11,384,911	$6,264	$(11,331,451)	$154,257

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,798,404)	$(1,548,392)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,073	1,971
Accretion of interest on convertible notes	-	212,694
Stock and warrants issued for loan or interest costs	1,300,423	-
Stock and warrants issued for services	171,938	85,902
Changes in operating assets and liabilities:
Accounts receivable	(88,870)	26,679
Inventory	50,133	176,591
Deposits and prepaids	16,252	(30,566)
Accounts payable	(60,028)	80,268
Accrued expenses	65,637	27,376

Cash used in operating activities	(1,341,846)	(967,477)

Cash flows from investing activities:
Purchased of fixed assets	(7,400)	-

Cash used in investing activities	(7,400)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	1,547,500	928,500
Payments on notes payable	(12,000)	-
Proceeds from convertible notes	600,000	-

Cash provided by financing activities	2,135,500	928,500

Increase (decrease) in cash	786,254	(38,977)
Cash beginning of period	33,357	72,334
Cash end of period	$819,611	$33,357

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,731	$88,249
Cash paid for income taxes	-	-

Non-cash financing activities:

Stock and warrants issued for services	$171,938	$85,902
Notes and interest converted to stock	$626,432	$-
Warrants issued for loan costs	$1,273,991	$-

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.  Organization and Description of Business

All of our current operations are conducted through I.E.T., Inc. (IET), our wholly-owned subsidiary.  IET currently designs, manufactures, and sells EcaFlo® equipment, which utilizes the Electro-Chemical Activation (ECA) process to generate environmentally responsible EcaFlo® solutions – anolyte and catholyte – for use in managing and controlling bacteria, fungi, viruses and other unwanted microorganisms in an effective and economically beneficial manner over a variety of commercial and industrial applications.

Basis of Presentation
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

2.  Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of our wholly-owned subsidiary after elimination of intercompany transactions.

Use of Estimates
The preparation of these consolidated financial statements requires the use of estimates by management in determining assets, liabilities, revenue, and expenses and related disclosures.  Actual results could differ from those estimates.

Concentration of Credit Risk
We sell our products to customers in diversified industries and geographical regions.  During the years ended December 31, 2009 and 2008, three of our customers represented 26%, 24%, and 12%, and 41%, 16%, and 12% of sales, respectively.  We continually evaluate the creditworthiness of our customers and we typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.

Accounts Receivable
Accounts receivable is reported as the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer’s ability to meet their financial obligations.  As of December 31, 2009 and 2008, there was no allowance for doubtful accounts since all of our receivables were determined by management to be collectible.

Cash and Cash Equivalents
For purposes of the statements of cash flows, we consider cash and cash equivalents to include all stable, highly liquid investments purchased with an initial maturity of three months or less.

Inventories
Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method.  Our inventory consists of materials.

Equipment
Equipment is recorded at cost and is depreciated using the straight-line method over a 3-7 year estimated useful life.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.  When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Long-Lived Assets
We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the historical cost carrying value may no longer be appropriate.  We assess the future net cash flows expected to result from the asset, including disposition.  At December 31, 2009, we determined that none of our long-term assets were impaired.

Revenue Recognition
We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or upon delivery to our customer based on the contractual terms with our customers.

Income Taxes
We account for income taxes based on the asset and liability method which requires the recognition of deferred tax for the expected future tax consequences of temporary differences between tax bases and financial reporting bases.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

Loss Per Share
We report basic earnings (loss) per share by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  Potential common shares as of  December 31, 2009 that have been excluded from the computation of diluted net loss per share include 17,379,582 warrants, 1,075,000 options, and $489,000 of debt convertible into 1,222,500 shares of common stock.  Potential common shares as of December 31, 2008 that have been excluded from the computation of diluted net loss per share were 700,000 warrants, 1,075,000 options  and $501,000 of debt convertible into 1,252,500 shares of common stock.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 93,098,427 and 75,405,518 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Costs
Research and development costs relating to both future and current products are charged to expense as incurred.  These costs aggregated approximately $8,700 and $14,724 in 2009 and 2008, respectively.

Stock Based Compensation
We account for stock-based compensation by its fair value as measured at the grant date based on the value of the award and recognized over any vesting period.  The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock.  The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Reclassifications
Certain reclassifications have been made to prior periods to conform to current presentations.

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about post-retirement benefit plan assets.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of ASU 2010-06 is not expected to have a material impact on our financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”) (formerly Emerging Issues Task Force Issue 09-3).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We anticipate adopting ASU 2009-13 and ASU 2009-14 in fiscal 2011 and we are currently assessing the impact of these amendments on our financial statements.

3.  Notes Payable

Notes payable at December 31, 2009 and 2008 consisted of demand notes with interest rates of 10% to approximately 18% and at December 31 2009 and 2008 totaled $98,300.  During each year we entered into a number of short-term loans with Officers, shareholders and others.  The loans generally required us to issue warrants and pay loan fees.  All of these short-term loans were repaid or converted into equity during the fiscal years.

4.  Convertible Notes

On May 29, 2007, we entered into a consulting agreement for one year that specified payment for services by issuing 50 units consisting of 50 10% Convertible Debentures (conversion price of $0.40, convertible until January 2, 2009), 150,000 shares of common stock and 100,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008).  The value assigned to the instruments was based on the fair market value of each and consisted of $8,766 for the convertible notes, $12,097 for the stock and $4,137 for the warrants.

In 2006 and 2007, we sold 952 units consisting of 10% Convertible Debentures (conversion price of $0.40 per share, convertible until January 2, 2009), 2,856,000 shares of common stock and 1,904,000 Series “C” Warrants ($0.25 per share, exercisable until December 31, 2008) for a total purchase price of $476,000.

We have accreted interest between the date of sale of the convertible notes to maturity to reflect the difference between what was received for the notes and what will be paid at maturity.  At December 31, 2009 and 2008, we accreted interest to expense totaling $-0- and $212,694 respectively and there was no un-accreted interest at December 31, 2009.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

5.  Common Stock

Fiscal 2008
On June 20, 2007, we entered into a Stock Acquisition Agreement with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of common stock for a total purchase price of $3,500,000 or $0.10 per share.

The Stock Acquisition Agreement established an Anti-Dilution Period, which gave Benchmark the right to maintain an equity position in the Company equal to the equity position it would have owned upon the issuance of all shares due under the agreement.  Pursuant to the Agreement, at any time during the Anti-Dilution Period that the Company issued any shares of common stock which would impair the equity position of Benchmark, then Benchmark would have been able to purchase shares of common stock at an exercise price of $0.10 per share, in order to have reinstated their equity position.  This right was exercisable at any time through October 31, 2009.

In addition, Benchmark could have acquired additional shares of common stock whereby the purchase would have given Benchmark 51% of our total outstanding equity.  Benchmark would have been able to purchase these additional shares at any time through October 31, 2009, at an exercise price equal to the weighted average per share price of common stock over the 22 trading days prior plus a 15% per share control premium to the date we received written notice of their desire to make this purchase.

We issued 10,000,000 shares to Benchmark for $900,000 in fiscal 2008 pursuant to our agreement.  Also in 2008, we issued 285,000 shares for $28,500.

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

Fiscal 2009
We issued 15,000,000 shares to Benchmark for $1,500,000 pursuant to our agreement.  Also in 2009, we issued 475,000 shares for $47,500.

Convertible notes and accrued interest totaling $626,432 were converted into 6,264,329 shares of stock.  These shares were subsequently issued on January 6, 2010.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

6.  Options and Warrants

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

Fiscal 2009
In connection with our notes payable, we issued 14,329,582 warrants with a weighted average exercise price of $0.12.  The value of the warrants was $1,273,991 and this was expensed in fiscal 2009.  In connection with a consulting agreement, we issued 2,500,000 warrants with a weighted average exercise price of $0.13.  The value of the warrants was $171,938 and this was expensed in fiscal 2009.  The fair value of the warrants was calculated using the Black-Scholes model using the following weighted average assumptions:  Strike Price $0.12; Stock Price $0.10; Volatility 156%; Term 3.6 years; Dividend Yield 0%; Interest Rate 1.72%.

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price

Outstanding: 01/01/08	1,075,000	$0.116	5,204,000	$0.25
Granted	-	-	700,000	0.11
Cancelled	-	-	(5,204,000)	0.25
Exercised	-	-	-	-
Outstanding 12/31/08	1,075,000	0.116	700,000	0.11
Granted	-	-	16,829,582	0.12
Cancelled	-	-	(150,000)	0.06
Exercised	-	-	-	-
Outstanding 12/31/09	1,075,000	$0.116	17,379,582	$0.12

7.  License Agreements

On June 20, 2007, in connection with the Stock Acquisition Agreement with Benchmark, we entered into an Exclusive License and Distribution Agreement, granting the exclusive, worldwide right, license, and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in Oilfield Applications to Benchmark Energy Products.  The agreement provides for special pricing of equipment to Benchmark and per-gallon technology fees, paid to us on the EcaFlo® fluids sold by Benchmark, for a five-year period consistent with the license period.  Benchmark and the Company have extended the deadline for fixing the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

On November 12, 2009, we finalized a license agreement with a Geneva, Switzerland holding company, Atlas Developpement, S.A. (“Atlas”), wherein we granted the exclusive right, license and authority to market, sell and distribute EcaFlo® equipment and solutions for use in all markets except oil and gas in the country of France for $50,000.  The agreement provides for per liter technology fees, paid to IET on the EcaFlo® fluids sold by Atlas, for a period consistent with the license period.  The initial term of the agreement is one year.  We further agreed to allow an extension of this agreement in three-year exclusive terms, provided that Atlas makes minimum purchase requirements or technology fee payments as outlined in the agreement.

8. Related-Party Transactions

In fiscal 2008, we had consulting agreements with a shareholder and a Director with payments of $2,500 a month for each person.  In January 2009, the agreement with the Director expired and was not renewed.  In December 2009, we amended the consulting agreement with the above-referenced shareholder in order to extend the term of the agreement for one year, and to increase the monthly payment to $3,000.  Additionally, we have entered into several short-term agreements through which shareholders have served in a consulting capacity to the Company.

On May 30, 2007, we entered into an amended employment agreement with two executives whereby the original terms were extended from December 9, 2009 to March 30, 2012.  Further, the agreement increased each Executive’s annual compensation from $72,000 to $110,000 and $74,400 to $130,000.  As of December 31, 2009, the future minimum payments are as follows:

Related-party compensation requirements

2010	$240,000
2011	240,000
2012	240,000
Thereafter	60,000
Total	$780,000

9.  Income Taxes

For the year ended December 31, 2009, we incurred net operating losses and accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009, the Company had approximately $9,456,000 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2017-2024.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$ 3,309,000	$ 2,830,000
Total deferred tax assets	3,309,000	2,830,000

Less: Valuation allowance	(3,309,000)	(2,830,000)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, we have incurred a tax net operating loss.  Based on the available objective evidence, including Company history, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, we have provided a full valuation allowance against its net deferred tax assets at December 31, 2009.  Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2009	2008
Federal and state statutory rate	34%	34%
Items not deductible	(18%)	(6%)
Change in valuation allowance tax assets	(16%)	(28%)

10.  Commitments and Contingencies

We entered into a lease agreement for our premises on January 1, 2006 for a three-year term.  In January 2009, we agreed to renew the lease for a term of five years for $71,291 per year.  The renewal term shall be upon the same covenants, conditions, and provisions as provided in the original lease.  Rent expense for the years ended December 31, 2009 and 2008 was $77,724 and $71,881, respectively.

11. Fair Value

Our financial instruments consist principally of notes payables and convertible debentures and they are financial liabilities with carrying values that approximate fair value.  We determine the fair value based on the effective yields of similar obligations.

We believe all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

There is an established fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.
Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We utilize the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2009:

December 31, 2009
Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	-	$ 98,300	-	$ 98,300
Convertible notes	-	$ 489,000	-	$ 489,000

12.  Subsequent Events

We have evaluated subsequent events through April 14, 2010, the date these financial statements were issued.

On January 21, 2010, the Board of Directors awarded 425,000 restricted shares of our stock to six of our employees under terms of employment agreements, or as bonus, and in compliance with our Consultant and Employee Stock Compensation Plans.  This issuance fully diluted the 2003 Plan.  The Board also authorized the issuance of 25,000 restricted shares of our stock as compensation for the five Board members.  These shares were issued on February 2, 2010.

On January 27, 2010, we offered to allow the convertible note holders to convert their notes at a price of $0.25 per share.  This offer was to expire on February 12, 2010, but was extended until March 1, 2010 to insure that all debenture holders had the same information in order to make their decisions.  Total notes converted were $272,500 and total shares to be issued were 1,090,000.  962,000 shares were issued on February 25, 2010, and 128,000 shares are approved and unissued as of this date.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

On January 13, 2010, one of our option holders elected to exercise 10,000 options to purchase restricted shares of IEVM common stock at $0.11 per share, or $1,100.  The shares were issued on January 14, 2010.

On January 5, 2010, one of our warrant holders elected to perform a cashless exercise of 150,000 $.05 warrants.  The 123,214 shares were issued on January 20, 2010.

On January 8, 2010, the Company paid off $75,000 of notes payable outstanding at December 31, 2009.

From January 1, 2010 to date, we have sold a total of 180,000 shares for $18,000, and issued 6,264,329 shares were which were authorized and unissued at December 31, 2009.

On February 25, 2010, the Company entered into a corporate services agreement with Catalyst Financial Resources, LLC (“Catalyst”), wherein Catalyst agreed to provide the Company with investor and public relations services.  The term of the agreement is for twelve months.  We agreed to compensate Catalyst with $10,000 upon execution of the agreement and a monthly fee of $5,000 for the first six months, and $7,000 per month thereafter, payable in advance on the 15th of each month.  The Company further agreed to compensate Catalyst with warrants to purchase 225,000 shares of common stock with piggy-back registration rights, exercisable at $0.28 per share through February 25, 2013.

On March 5, 2010, the Board approved the issuance of 200,000 warrants to purchase restricted shares of IEVM common stock at $0.10 per share expiring June 30, 2012, and 100,000 warrants to purchase restricted shares of IEVM common stock at $0.10 per share expiring July 6, 2012.  These warrants were issued as additional consideration for loans received in 2009.

On February 26, 2010, a note and accrued interest totaling $26,685 were converted into 106,740 shares of restricted common stock.  These shares were issued on March 11, 2010.

On March 1, 2010, we amended a consulting agreement with a shareholder, whereby the term and scope of the agreement were changed, and compensation was increased to $6,000 per month.

On March 30, 2010, a warrant holder exercised 150,000 warrants at a price of $0.10 per share for a total purchase price of $15,000, all of which was paid in cash.  The 150,000 shares were issued on March 30, 2010.

On April 1, 2010, the Company entered into a corporate services agreement with 3CD Consulting, LLC and Cap Briant (“3CD”), wherein 3CD agreed to perform services relative to the introduction of marketing programs and to provide resources for the purpose of advancement of the Company in its executive summary and business plan.  The term of the agreement is for twelve months.  We agreed to compensate 3CD with 200,000 shares of the Company’s restricted common stock for a purchase price of $0.001 per share.  The Company further agreed to compensate 3CD with warrants to purchase 400,000 shares of common stock, exercisable at $0.30 per share through December 31 2011.