Form 10-Q
period 2010-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2010-05-14
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 5, 2010, was 104,906,228 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	Unaudited	Audited
Assets
Current Assets:
Cash	$323,526	$819,611
Accounts receivable	135,457	111,375
Inventory	215,503	82,910
Prepaid expenses	25,072	20,256

Total current assets	699,558	1,034,152

Equipment	20,445	20,445
Accumulated depreciation	(12,545)	(11,597)

Total building and equipment	7,900	8,848

	$707,458	$1,043,000

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$141,951	$112,057
Accrued expenses	203,124	189,386
Notes payable	-	98,300
Convertible notes	216,500	489,000

Total current liabilities	$561,575	$888,743

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 102,779,750 and 94,533,467 shares issued
and outstanding at March 31, 2010 and December 31, 2009	$102,780	$94,533
Stock bought not issued, 128,000 and 6,264,000 shares
at March 31, 2010 and December 31, 2009	128	6264
Paid-in capital	11,889,241	11,384,911
Retained earnings (deficit)	(11,846,266)	(11,331,451)

Total shareholders' equity	145,883	154,257

Total liabilities and shareholders' equity	$707,458	$1,043,000

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,
	2010	2009

Sales	$67,219	$34,953
Licensing Fees	718	-

Total revenue	67,937	34,953
Cost of sales	33,361	16,882

Gross profit	34,576	18,071

Professional and administrative fees	129,577	82,183
Salary	263,624	162,958
Depreciation and amortization	947	392
Office & miscellaneous expense	91,445	98,919
Bad debt expense	2,706	30
Total operating expenses	488,299	344,482

Loss from operations	(453,723)	(326,411)

Other income (expense):
Finance fees	(52,838)	(60,489)
Interest expense	(8,253)	(24,359)
Total other income (expense)	(61,091)	(84,848)

Net loss	$(514,814)	$(411,259)

Weighted average shares outstanding	101,335,722	79,058,467
Net loss per share basic and diluted	$(0.01)	$(0.01)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited
	For The Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(514,814)		$(411,259)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	948		392
Stock and warrants issued for loan or interest costs	59,540		-
Stock and warrants issued for services	117,000		60,489
Changes in operating assets and liabilities:
Accounts receivable	(24,082)		(3,748)
Inventory	(132,593)		15,837
Deposits and prepaids	(4,815)		11,537
Accounts payable	29,894		(10,418)
Accrued expenses	13,737		28,929

Cash used in operating activities	(455,185)		(308,241)

Cash flows from financing activities:
Proceeds from the sale of stock	18,000		-
Payment on notes payable	(75,000)		307,500
Proceeds from the exercise of warrants and options	16,100		-

Cash provided by financing activities	(40,900)		307,500

Decrease in cash	(496,085)		(741)
Cash beginning of period	819,611		33,357

Cash end of period	$323,526		$32,616

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,253		$-
Cash paid for income taxes	$-		$-

Non-cash financing activities:

Stock and warrants issued for services	$117,000		$60,489
Notes and interest converted to stock	$295,800		$-
Warrants issued for loan costs	$59,540	$

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2009.

The financial statements include the Company’s wholly-owned subsidiary.  All significant inter-company transactions and balances have been eliminated.

Note 2 - Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon attaining profitable operations.  The Company may consider using borrowings and security sales to mitigate the affects of its cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Notes payable

The Company had no outstanding notes payable at March 31, 2010.

Note 4 - Convertible notes payable

As of March 31, 2010, the Company had convertible loans totaling $216,500, which are accruing interest at a rate of 10% per annum payable semi-annually.  The Company has extended the original maturity date of January 2, 2009, and will continue to accrue interest at a rate of 10% per annum until these notes are paid.  The notes are currently in default.

Note 5 – Common stock

In the quarter ended March 31, 2010, the Company issued 6,264,329 shares of restricted common stock that were un-issued as of December 31, 2009.

In the quarter ended March 31, 2010, the Company sold a total of 180,000 shares for a total purchase price of $18,000.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On January 13, 2010, an option holder exercised 10,000 options at a price of $0.11 per share for a total purchase price of $1,100.  The 10,000 shares were issued on January 14, 2010.

On January 20, 2010, an individual exercised 123,214 warrants through a cashless exercise by tendering to the Company its warrant to purchase 150,000 shares, thereby using the 26,786 remaining warrant shares to satisfy the exercise price.  The 123,214 shares were issued on January 20, 2010.

On January 21, 2010, the Company authorized the issuance of a total of 450,000 shares of its restricted common stock to certain employees as contract compensation or as bonus in lieu of cash compensation, and to directors as compensation for attendance of board meetings.  These shares were issued on February 2, 2010.  The total expense was $117,000, which represented the fair market value of the shares on the date the awards were made.

On February 12, 2010, certain note holders converted $240,500 of principal amounts due under their debenture agreements at a conversion rate of $0.25 per share of common stock.  The 962,000 shares were issued on February 25, 2010.

On March 1, 2010, certain note holders converted $32,000 of principal amounts due under their debenture agreements at a conversion rate of $0.25 per share of common stock.  The 128,000 shares were subsequently issued on April 15, 2010.

On March 5, 2010, a note and accrued interest totaling $26,685 were converted into 106,740 shares of restricted common stock at a conversion rate of $0.25 per share.  The shares were issued on March 11, 2010.

On March 30, 2010, a warrant to purchase 150,000 shares at a price of $0.10 per share, for a total purchase price of $15,000, was exercised.  The 150,000 shares were issued on March 31, 2010.

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/2010	1,075,000	$ 0.11	17,379,582	$ 0.12
Granted	-	-	525,000	0.18
Cancelled	-	-	-	-
Exercised	10,000	0.11	300,000.08
Outstanding 3/31/2010	1,065,000	$ 0.11	17,604,582	$ 0.13

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On February 25, 2010, the Company issued 225,000 warrants to purchase restricted shares of its common stock at $0.28 per share, issued in connection with consulting services.  The value of the services was $35,818 which will be expensed over the one-year period of the consulting agreement.  For the quarter ended March 31, 2010, the Company expensed $3,317 as professional fees.

On March 5, 2010, the Company granted 300,000 warrants to purchase restricted shares of its common stock at $0.10 per share, issued in connection with its borrowings.  The Company expensed as loan costs $52,838 in the period ended March 31, 2010.

The fair market value of the warrants determined using the Black-Scholes model with the following weighted average assumptions:  Strike Price $0.18; Stock Price $0.22; Term 2.09 years; Dividend Yield 0%; Volatility 153%; and Interest Rate 1.10%.

Note 7 – Related-party transactions

The Company had a consulting agreement with a shareholder requiring payments of $3,000 per month.  On March 1, 2010, the term and scope of the agreement were revised, and compensation was increased to $6,000 per month.  As of March 31, 2010, the Company recorded $9,000 in consulting fee expense.

The Company has employment agreements with two of its executives through March 30, 2012, whereby the Company agreed to annual compensation in the amount of $240,000.  As of March 31, 2010, the future minimum payments are as follows:

Related-party compensation requirements
2010	180,000
2011	240,000
Thereafter	60,000
Total	$480,000

Note 8 – Commitments and Contingencies

The Company entered into a lease agreement for its premises on January 1, 2006 for a three-year term.  In January 2009, the Company agreed to renew the lease for a term of five years for $71,291 per year.  The renewal term shall be upon the same covenants, conditions, and provisions as provided in the original lease.

Note 9 – Subsequent events

The Company evaluated all subsequent events through May 13, 2010, the date the financial statements were issued, and have determined that the following events require disclosure in these financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On April 1, 2010, the Company entered into a corporate services agreement with 3CD Consulting, LLC and Cap Briant (“3CD”), wherein 3CD agreed to perform services relative to the introduction of marketing programs and to provide resources for the purpose of advancement of the Company in its executive summary and business plan.  The term of the agreement is for twelve months.  We agreed to compensate 3CD with 200,000 shares of the Company’s restricted common stock for a purchase price of $0.001 per share.  The Company further agreed to compensate 3CD with warrants to purchase 400,000 shares of common stock, exercisable at $0.30 per share through December 31 2011.  Pursuant to receipt of $200, the 200,000 shares were issued on April 26, 2010.

On April 7, 2010, an individual exercised 68,478 warrants through a cashless exercise by tendering to the Company its warrant to purchase 150,000 shares for $0.25 per share, thereby using the 81,522 remaining warrant shares to satisfy the exercise price.  The 68,478 shares were issued on April 26, 2010.

On April 7, 2010, a warrant to purchase 500,000 shares at a price of $0.10 per share, for a total purchase price of $50,000, was exercised.  The 500,000 shares were issued on April 30, 2010.

On April 8, 2010, a warrant to purchase 200,000 shares at a price of $0.05 per share, for a total purchase price of $10,000, was exercised.  The 200,000 shares were issued on April 26, 2010.

On April 8, 2010, the Board authorized the offering of a maximum aggregate amount of $750,000 in 8% annual interest convertible debentures, to be offered in increments of $50,500.  The instruments shall have a one-year term with a $0.60 conversion-to-common-stock rate.  Each $50,500 unit includes 50,000 warrants to purchase the Company’s common stock with consideration of $0.01 per warrant.  These warrants may be exercised for $0.75 per share from inception through December 31, 2010, or for $1.20 per share from January 1, 2011 through December 31, 2011.  On April 16, 2010, the Company sold 5 units for a total purchase price of $252,500.

On April 12, 2010, warrants to purchase 530,000 shares at a price of $0.10 per share, for a total purchase price of $53,000, were exercised.  The 530,000 shares were issued on April 15, 2010.

On April 12, 2010, the Company borrowed $250,000 from an individual at a variable interest rate, with interest payments due on the first of each month.  The principal and any accrued but unpaid interest are due November 1, 2010.  Any principal amount not paid by this date shall bear interest at a rate of 10% higher than would otherwise be applicable.  The Company agreed to pay a closing fee of $2,500.  In addition, the Company agreed to issue 150,000 warrants exercisable for $0.60 per share from inception through December 31, 2010, or for $1.00 per share from January 1, 2011 through June 30, 2011, for additional consideration of $.001 per share, deemed paid as part of the closing fee.

On April 15, 2010, the Company issued 128,000 shares of common stock that were un-issued as of March 31, 2010.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On April 15, 2010, a warrant to purchase 500,000 shares at a price of $0.10 per share, for a total purchase price of $50,000, was exercised.  The 500,000 shares were issued on April 30, 2010.

On April 30, 2010, a warrant to purchase 500,000 shares at a price of $0.10 per share, for a total purchase price of $50,000, was exercised.  The 500,000 shares were issued on May 12, 2010.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Part II, Other Information, Item 1A, Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. is a life sciences-focused technology company that commercializes innovative technologies which are focused on the enhancement of the environment and the health, safety, and well-being of current and future generations.  Our wholly-owned subsidiary, I.E.T., Inc., designs, manufactures, markets, sells, and installs proprietary EcaFlo® equipment, featuring electro-chemical activation (“ECA”) technology, in the United States and throughout the world.

The core of our business is the commercialization of ECA technology.  ECA technology is a process of passing a diluted saline solution and ordinary water through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as Catholytes and Anolytes.

Our equipment and the solutions our equipment produces remain the focus of our revenue strategy.  We produce and sell ECA equipment and related supplies under the EcaFlo® trade name, including three models of EcaFlo® equipment:  C-101, C-102 and C-104.  These pieces of equipment generate varying volumes of the hospital-level disinfectant trademarked EcaFlo® Anolyte.  Our business model primarily calls for the sale of EcaFlo® equipment, at contract prices, to existing, reputable, successful industry leaders within different markets (i.e.:  Benchmark – Oil and Gas; D2W2 – Food Processing).  While we profit from sales of EcaFlo® equipment, there are costs of goods sold and general and administrative costs associated with these sales.  Our plan also calls for technology fees to be paid to us on the EcaFlo® fluid solutions that are generated by our distributors and sold to their customers.  The fees are at reasonable rates on a per-gallon-sold basis and have absolutely no cost to us.  These technology fees are a sustaining revenue source and will build as we sell and install each piece of EcaFlo® equipment.  In addition to establishing a solid distribution network, we make sales directly to customers, on a limited basis, in order to effect initial penetration into some lucrative markets.

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

Management intends to continue to closely monitor the costs associated with the production of EcaFlo® devices in an attempt to minimize capital shortages.  As we continue to expand operational activities and execute our business plan, we anticipate experiencing positive cash flows from operations in future quarters.  Debt borrowings may be considered from time to time, if needed.

Currently, management is focused on:

-	securing additional patent protection for the Company’s new “EC” electrolytic cell;
-	expansion of manufacturing facility in order to increase production capabilities;
-	a final in-plant “demonstration” of EcaFlo® fluid solutions in a food processing facility, prior to installation of EcaFlo® equipment into a fully integrated sanitation system;

-	finalizing processes for technology fee reporting and billing for oil and gas applications;
-	developing entry into specific vertical markets with new distribution networks and personnel;
-	making changes to the Company’s EPA product registration “master label” to include the addition of certain microorganisms and a change to “shelf life” verbiage; and
-	meetings and negotiations of contract terms within the two largest market areas served by IET’s key distributors, Benchmark and D2W2.

Obtaining a patent on our “EC” electrolytic cell will further secure the Company’s ability to manufacture the most reliable, high-volume producing, pH neutral anolyte product, IET’s EcaFlo® Anolyte.  Demonstration of EcaFlo® fluid solutions in an in-plant sanitation system, to “prove positive” the efficacy and ease of use, is the final step to commercialization in a major food processing application.  Risk of failure in this demonstration has been mitigated by carefully developed protocols and implementation.  Entry into new markets, through a proven distribution vehicle, will serve to expand our markets and provide acceptance of EcaFlo® Anolyte as the preferred “green” disinfectant that replaces traditional, hazardous disinfectant chemicals.  IET continues to focus on educating consumers and the investing public about the differences between “cleaning,” “sanitizing” and “disinfecting”, and how those classifications relate to the development of commercial markets for EcaFlo® solutions.  As we seek and obtain modifications to our EPA product registration “master label,” we open more doors for the use of EcaFlo® Anolyte in different areas.  In the unlikely event that our proposed changes are not accepted, our current EPA product registration (EPA Registration No. 82341-1) affords us the ability to continue to serve the oil and gas industry, as well as food processing, hard-surface disinfection, and many other applications.  Meetings and contract negotiations could result in future material events for IET.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table summarizes selected items from the statement of operations at March 31, 2010 compared to March 31, 2009.

SALES AND COST OF SALES:

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	$	%
Sales and Licensing Fees	$67,937	$34,953	$32,984	94%

Cost of Sales	33,361	16,882	16,479	98%

Gross Profit	34,575	18,071	16,504	91%

Gross Profit Percentage of Sales	51%	52%	--	(1%)

Sales

Our sales for the three months ended March 31, 2010 were $67,937, an increase of 94% over sales of $34,953 in the three months ended March 31, 2009.  The increase in sales was as a result of finalizing conclusive agreements with distributors, and continuing to develop opportunities in targeted markets.

During the first quarter of 2010, equipment orders and technology fee billings have increased significantly, producing a backlog of orders and resulting in approximately $900,000 in pending sales as of March 31, 2010.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended March 31, 2010 was $33,361, an increase of $16,479, or 98%, from $16,882 for the three months ended March 31, 2009.  The increase in our cost of sales is as a result of an increase in sales for this period.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  We believe the cost of sales will increase slightly less as a percentage of sales when we have additional sales.

As of the three months ended March 31, 2010, gross profit margins remained fairly constant at 51%, as compared to 52% from the prior year.  We anticipate that this margin will increase in the future as equipment sales increase, since our pricing structure allows for more profit on equipment sales than on replacement parts and laboratory testing supplies.

EXPENSES:

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	$	%
Expenses:
Professional and administrative fees	$129,577	$82,183	$47,394	58%
Salary	263,624	162,958	100,666	62%
Depreciation and amortization	947	392	555	142%
Office and miscellaneous expense	91,445	98,919	(7,474)	(8%)
Bad debt expense	2,706	30	2,676	8,920%
Total operating expenses	488,299	344,482	143,817	42%

(Loss) from operations	(453,723)	(326,411)	127,312	39%

Other income (expense):
Finance fees	(52,838)	(60,489)	(7,651)	(13%)
Interest expense	(8,253)	(24,359)	(16,106)	(66%)
Total other income (expense)	(61,091)	(84,848)	(23,757)	(28%)

Net (loss)	$(514,814)	$(411,259)	$103,555	25%

Professional and Administrative Fees

Professional and administrative fees for the three months ended March 31, 2010 were $129,577, an increase of $47,394, or 58%, from $82,183 for the three months ended March 31, 2009.  The increase in professional and administrative fees was the result of utilizing the services of financial consultants to assist us in developing plans for financings and the improvement of share value.  Whenever possible, we are trying to reduce the use of outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the three months ended March 31, 2010 were $263,624, an increase of $100,666, or 62%, from $162,958 for the three months ended March 31, 2009.  The increase in salary expenses was the result of additions to our engineering, production, and administrative staff, as well as increases in individual employees’ pay during this time.  We expect salary expense to increase in the future as the Company grows and as sales volume increases.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2010 were $947, an increase of $555 from $392 for the three months ended March 31, 2009.  The increase in depreciation expenses was the result of the purchase of additional depreciable equipment in 2009.

Office and Miscellaneous Expenses

Office and miscellaneous expenses for the three months ended March 31, 2010 were $91,445, a decrease of $7,474, or 8%, from $98,919 for the three months ended March 31, 2009.  The decrease in office and miscellaneous expenses was primarily the result of a decrease in health insurance costs paid during this period.

Bad Debt Expenses

Bad debt expenses for the three months ended March 31, 2010 were $2,706, an increase of $2,676 from $30 for the three months ended March 31, 2009.  The increase in bad debt expenses was as a result of one of our former vendors not delivering a portion of the services for which we pre-paid.  We have historically had limited write-offs as the result of bad debts.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.  We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Loss from Operations

The loss from operations for the three months ended March 31, 2010 was $453,723, an increase of $127,312, or 39%, from $326,411 for the three months ended March 31, 2009.  The increase in the loss from operations was the result, in part, of the increases in professional and administrative fees and salary expenses necessary for the growth of the Company.

Finance Fees

Finance fees for the three ended March 31, 2010 were $52,838, a decrease of $7,651 from $60,489 for the three months ended March 31, 2009.  The decrease in finance fees was due to a decrease in temporary working capital loans needed during this time.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $8,253, a decrease of $16,106, or 66%, from $24,359 for the three months ended March 31, 2009.  The decrease in interest expense was as a result of having paid off a number of our convertible debentures, as well as all other outstanding notes payable during this period.

Net (Loss)

Our net loss for the three months ended March 31, 2010 was $514,814, an increase of $103,555, or 25%, from $411,259 for the three months ended March 31, 2009.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2010 compared to December 31, 2009.

	March 31, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$699,558	$1,034,152	($334,594)	(32%)

Current Liabilities	561,575	888,743	($327,168)	(37%)

Working Capital (deficit)	$137,983	$145,409	($7,426)	(5%)

Current assets for the three months ended March 31, 2010 were $699,558, a decrease of $334,594, or 32%, for the quarter.  Utilization of cash to reduce debt resulted in this decrease.  Congruently, current liabilities for the same period decreased $334,594, or 37%, from $888,743 for the year ended December 31, 2009.

At March 31, 2010, our cash balance was $323,526.  We believe that our cash on hand will be sufficient to meet our capital and operating requirements for at least the next quarter.  Our future capital requirements, however, will depend on numerous factors, including without limitation, potential acquisitions and/or joint ventures, purchases of our stock and future results of operations.

In addition to sales-generated revenue, we continue to use traditional and/or debt financing, to provide the capital we need to run the business.  In the future, we plan to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

To meet the backlog for IET’s EcaFlo® equipment, the Company is nearing the half-way point of a facility expansion in order to quadruple the production capacities for manufacturing.  Additionally, we continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

On August 17, 2006, we received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  On March 5, 2010, the Board authorized the conversion of the outstanding principal and interest into restricted shares of the Company’s common stock at a conversion rate of $0.25 per share.  106,740 shares were issued as payment in full on March 11, 2010.

The Company borrowed $50,000 from Defense Technology Systems, Inc. (“DTS”) on August 15, 2006 and $25,000 from Red River Capital on October 1, 2006.  These notes were to mature on September 30, 2006; however, repeated attempts to contact the Lenders regarding repayment were unsuccessful.  Cove Partners, LLC received an assignment of assets from DTS and Red River Capital, and on January 8, 2010, $75,000 in principal and $7,500 in loan fees were repaid.

As of March 31, 2010, we had convertible loans totaling $216,500, which are accruing interest at a rate of 10% per annum payable semi-annually.  We extended the original maturity date of January 2, 2009, and will continue to accrue interest at a rate of 10% per annum until the notes are paid.  The notes are currently in default.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.  As of December 31, 2009 and 2008, there was no reserve for bad debts.

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

At December 31, 2009 and March 31, 2010, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, future equity private placements with traditional financing firms and/or with an industry partner, or debt facilities.  Our goal is to reduce the need for debt or equity financing, and trend toward operating from revenue from the sales of our equipment and receipt of technology fees.

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

We are highly dependent on William E. Prince, our Chief Executive Officer, President and Chairman, and other key employees.  The loss of Mr. Prince or those employees, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

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

We are authorized to issue up to 200,000,000 shares of common stock.  To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient.  We may seek additional equity financing, which if sought or obtained may result in additional shares of our common stock being issued.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

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

Our stock is thinly traded; as a result, investors may be unable to sell at or near ask prices or at all if they need to liquidate their shares.

The shares of our common stock have historically been thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Item 2. Recent Sales of Unregistered Securities

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

We believe that the sale and issuance of the above 180,000 shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.  There were no commissions paid on the issuance and sale of the shares.

Stock Issuances Pursuant to the Exercise of Options and Warrants

On January 13, 2010, Valgene Dunham, a Director of the Company, exercised 10,000 options at a price of $0.11 per share for a total purchase price of $1,100, all of which was paid in cash.  The 10,000 shares were issued on January 14, 2010.

On January 5, 2010, a warrant holder exercised 123,214 warrants through a cashless exercise by tendering to us its warrant to purchase 150,000 shares, thereby using the 26,786 remaining warrant shares to satisfy the exercise price.  The 123,214 shares were issued on January 20, 2010.

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

Warrant Issuances

On February 25, 2010, we issued 225,000 warrants to purchase shares of our restricted common stock to Catalyst Financial Resources, LLC pursuant to its corporate services agreement.  The warrants are exercisable at $0.28 per share and expire on February 25, 2013.

On March 5, 2010, we issued 200,000 warrants to purchase shares of our restricted common stock at $0.10 per share expiring June 30, 2012, and 100,000 warrants to purchase shares of our restricted common stock at $0.10 per share expiring July 6, 2012, as additional consideration for loans received in 2009.

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

Subsequent Issuances

Stock Issuances Pursuant to Convertible Notes and Debenture Agreements

On April 15, 2010, we issued 128,000 shares of our restricted common stock to certain debenture holders pursuant to their conversion of $32,000 of principal amounts due under their debenture agreements, at a conversion rate of $0.25 per share, on March 1, 2010.

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

Stock Issuances Pursuant to Consulting Agreements

On April 26, 2010, we issued 200,000 shares of our restricted common stock to 3CD Consulting, LLC, pursuant to the receipt of $200, as per the terms of our April 1, 2010 consulting agreement which allows for the purchase of the 200,000 shares at a price of $0.001 per share.

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

Stock Issuances Pursuant to the Exercise of Options and Warrants

On April 7, 2010, a warrant holder exercised 68,478 warrants through a cashless exercise by tendering to us its warrant to purchase 150,000 shares, thereby using the 81,522 remaining warrant shares to satisfy the exercise price.  The 68,478 shares were issued on April 26, 2010.

On April 7, 2010, a warrant holder exercised 500,000 warrants at a price of $0.10 per share for a total purchase price of $50,000, all of which was paid in cash.  The 500,000 shares were issued on April 30, 2010.

On April 8, 2010, a warrant holder exercised 200,000 warrants at a price of $0.05 per share for a total purchase price of $10,000, all of which was paid in cash.  The 200,000 shares were issued on April 26, 2010.

On April 12, 2010, a warrant holder exercised 530,000 warrants at a price of $0.10 per share for a total purchase price of $53,000, all of which was paid in cash.  The 530,000 shares were issued on April 15, 2010.

On April 15, 2010, a warrant holder exercised 500,000 warrants at a price of $0.10 per share for a total purchase price of $50,000.  The 500,000 shares were issued on April 30, 2010.

On April 30, 2010, a warrant holder exercised 500,000 warrants at a price of $0.10 per share for a total purchase price of $50,000, all of which was paid in cash.  The 500,000 shares were issued on May 12, 2010.

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

Warrant Issuances

On April 1, 2010, we issued 400,000 warrants to purchase shares of our restricted common stock to 3CD Consulting, LLC pursuant to its consulting agreement.  The warrants are exercisable at $0.30 per share and expire on December 31, 2011.

On April 12, 2010, pursuant to a promissory note, we issued 150,000 warrants to purchase shares of our restricted common stock.  The warrants are exercisable at $0.60 per share through December 31, 2010, or for $1.00 per share from January 1, 2011 through June 30, 2011.

On April 16, 2010, in connection with the sale of five units of an 8% debenture instrument, we sold 250,000 warrants to purchase shares of our restricted common stock for $2,500.  The warrants are exercisable at $0.75 per share through December 31, 2010, or for $1.20 per share from January 1, 2011 through December 31, 2011.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2010.

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

Date:  May 14, 2010