Form 10-Q
period 2010-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2010-08-13
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Copies of Communications to:
Alfred V. Greco, PLLC
199 Main Street, Suite 706
White Plains NY  10601
(914) 682-3030
Fax (914) 682-3030

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2010, was 105,261,228 shares.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements. Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
Assets:
Current Assets:
Cash	$349,003	$819,611
Accounts receivable	498,950	111,375
Inventory	199,716	82,910
Prepaid expenses	8,481	20,256

Total current assets	1,056,150	1,034,152

Building	223,244	-
Equipment	28,371	20,445
Accumulated depreciation	(13,945)	(11,597)
		-
Total building and equipment	237,670	8,848

	$1,293,820	$1,043,000
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$154,723	$112,057
Accrued expenses	146,498	189,386
Notes payable	250,000	98,300
Convertible notes	437,453	489,000

Total current liabilities	988,674	888,743

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 105,261,228 and 94,533,467 shares issued
and outstanding at June 30, 2010 and December 31, 2009	105,261	94,533
Stock bought not issued, 0 and 6,264,329 shares
at June 30, 2010 and December 31, 2009	-	6,264
Paid-in capital	12,228,300	11,384,911
Retained earnings (deficit)	(12,028,415)	(11,331,451)

Total shareholders' equity (deficit)	305,146	154,257
Total liabilities and shareholders' equity (deficit)	$1,293,820	$1,043,000

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
Unaudited

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2010	2009	2010	2009

Sales	$610,621	$35,736	$543,402	$783
Licensing Fees	29,628	-	28,910	-
Total Revenue	640,249	35,736	572,312	783
Cost of sales	209,456	17,412	176,095	530

Gross profit	430,793	18,324	396,217	253

Professional and administrative fees	324,772	162,093	195,195	79,910
Salary	418,556	296,862	154,932	133,904
Depreciation and amortization	2,347	1,615	1,400	1,223
Office & miscellaneous expense	281,979	203,303	190,533	84,384
Bad debt expense	2,706	30	-	-

Total operating expenses	1,030,360	663,904	542,060	299,421

Loss from operations	(599,567)	(645,580)	(145,843)	(299,168)

Other income (expense):
Finance fees	(62,754)	(178,491)	(9,916)	(118,002)
Interest expense	(34,642)	(63,441)	(26,389)	(39,082)
Total other income (expense)	(97,396)	(241,932)	(36,305)	(157,084)

Net loss	$(696,963)	$(887,511)	$(182,148)	$(456,252)

Weighted average shares outstanding	103,047,996	81,374,213	104,779,295	83,664,511
Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For The Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(696,963)	$(887,511)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,347	1,615
Stock and warrants issued for loan or interest costs	160,423	-
Stock and warrants issued to employees and directors for services	117,000	178,491
Accretion of interest	9,682	-
Other	-	(3,109)
Changes in operating assets and liabilities:
Accounts receivable	(387,575)	(762)
Inventory	(116,806)	(1,809)
Deposits and prepaids	11,776	24,579
Accounts payable	42,666	(5,897)
Accrued expenses	(42,890)	24,801
Cash used in operating activities	(900,340)	(669,603)

Cash flows from investing activities:
Purchase of building improvements and equipment	(231,168)	-
Cash used in investing activities	(231,168)	-

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	59,880	505,000
Payment on notes payable, net	175,000	175,000
Payments on convertible debentures	-	(4,000)
Proceeds from convertible debt	211,270	-
Proceeds from the exercise of warrants and options	214,750	-
Cash provided by financing activities	660,900	676,000

Increase (decrease) in cash	(470,608)	6,397
Cash beginning of period	819,611	33,357
Cash end of period	$349,003	$39,754

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,642	$47,054
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Stock and warrants issued to employees and directors for services	$117,000	$178,491
Stock and warrants issued for loan and interest costs	$160,423	$-
Stock issued for convertible notes	$295,800	$-

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

Note 2 - Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  Our ability to continue as a going concern is dependent upon attaining profitable operations.  We may consider using borrowings and security sales to mitigate the effects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 - Notes payable

Notes payable consisted of the following at June 30, 2010:

Note payable, secured, bearing interest at base margin rate plus 3.25% per annum.	$250,000
$250,000

Note 4 - Convertible notes payable

As of June 30, 2010, we have 10% convertible notes totaling $216,500.  We have extended the original maturity date of January 2, 2009 for these notes, and will continue to accrue interest at a rate of 10% per annum, payable semi-annually, until the notes are paid.  These notes are currently in default.

On April 8, 2010, the Board authorized the offering of a maximum aggregate amount of $750,000 in 8% annual interest convertible debentures with detachable Series “IE” warrants.  The instruments mature on April 7, 2011, and have a $0.60 conversion-to-common-stock rate through maturity.  The warrants are exercisable at $0.75 per share through December 31, 2010, or at $1.20 per share from January 1, 2011 through December 31, 2011.  In the quarter ended June 30, 2010, we sold 5 units consisting of $250,000 of 8% Convertible Debentures, 50,000 warrants (exercisable at $0.75 per share through December 31, 2011), and 200,000 Series “IE” Warrants, for a total purchase price of $252,500.  We allocated the proceeds from the sale of the instruments based on the fair value of each of the instruments sold.  The value assigned to the notes was $211,270, and the value assigned to the warrants was $41,230.  We will accrete additional interest over the period of the sale to maturity of the notes.   In the quarter ended June 30, 2010, we accreted interest of $9,682, and will accrete $29,048 in future periods.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 5 – Common stock

In the quarter ended March 31, 2010, we sold a total of 180,000 shares for a total purchase price of $18,000.

In the quarter ended March 31, 2010, warrants and options were exercised for a total purchase price of $16,100, which resulted in 160,000 shares issued.

On January 20, 2010, 123,214 warrants were issued through a cashless exercise of 150,000 warrants, thereby using the 26,786 remaining warrant shares to satisfy the exercise price.

On January 21, 2010, we authorized the issuance of a total of 450,000 shares of restricted common stock to certain employees as contract compensation or as bonus in lieu of cash compensation, and to directors as compensation for attendance of board meetings.  These shares were issued on February 2, 2010.  The expense was $117,000, which represented the fair market value of the shares on the date the awards were made.

On March 5, 2010, a note and accrued interest totaling $26,685 were converted into 106,740 shares of restricted common stock at a conversion rate of $0.25 per share.  The shares were issued on March 11, 2010.

In the quarter ended March 31, 2010, certain note holders converted $272,500 of principal amounts due under their debenture agreements at a conversion rate of $0.25 per share of common stock.  The 1,090,000 shares were issued on February 25, 2010 and April 15, 2010.

In the quarter ended June 30, 2010, 68,478 shares were issued by a cashless exercise of warrants to purchase 150,000 shares for $0.25 per share, thereby using the 81,522 remaining warrant shares to satisfy the exercise price.  The 68,478 shares were issued on April 26, 2010.

In the quarter ended June 30, 2010, warrants and options were exercised for a total purchase price of $198,650, which resulted in the issuance of 2,085,000 shares.

On April 16, 2010, we issued 200,000 shares in connection with a consulting agreement.  The value of the shares was $61,800, which will be expensed over the one-year term of the agreement.  These shares were issued on April 26, 2010.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/2010	1,075,000	$0.11	17,379,582	$0.12
Granted	-	-	1,425,000	0.41
Cancelled	-	-	-	-
Exercised	25,000	0.11	2,520,000	.10
Outstanding 6/30/2010	1,050,000	$0.11	16,284,582	$0.15

On February 25, 2010, we issued 225,000 warrants to purchase restricted shares of common stock at $0.28 per share, issued in connection with consulting services.  The value of the services was $35,818 which will be expensed over the one-year period of the consulting agreement.  The amount expensed as professional fees in the three and six months ended June 30, 2010 was $8,622 and $11,939, respectively.

On March 5, 2010, we granted 300,000 warrants to purchase restricted shares of common stock at $0.10 per share, issued in connection with our borrowings.  We expensed as loan costs $52,838 in the period ended March 31, 2010.

On April 1, 2010, we issued 400,000 warrants to purchase restricted shares of common stock at $0.30 per share, issued in connection with consulting services.  The value of the services was $86,848, which will be expensed over the one-year period of the consulting agreement.  For the quarter ended June 30, 2010, we expensed $21,712 as professional fees.

On April 8, 2010, we issued 150,000 warrants to purchase restricted shares of common stock at $0.60 per share through December 31, 2010, or at $1.00 per share from January 1, 2011 through December 31, 2011.  These warrants were issued in connection with our borrowings (see Note 5).  The value of the warrants was $29,664, which will be expensed over one year.  For the quarter ended June 30, 2010, we expensed $7,416 as loan fees.

On April 16, 2010, we granted 250,000 warrants to purchase restricted shares of common stock in connection with the sale of our convertible debentures (see Note 4).

On June 17, 2010, we granted 100,000 warrants to purchase restricted shares of common stock in connection with a New Market Facilitation Consulting Agreement.  Pursuant to this agreement, the Consultant agreed to perform services relative to the introduction of the Company and its products into identified new market areas.  The warrants are exercisable at $1.00 per share through December 31, 2011.  The fair market value of the warrants was $16,000, which we will expense over the six-month term of the agreement.  In the quarter ended June 30, 2010, we expensed $1,333 as loan fees.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

The fair market value of the warrants was determined using the Black-Scholes model with the following weighted average assumptions:  Strike Price $0.34; Stock Price $0.30; Term 1.7 years; Dividend Yield 0%; Volatility 155%; and Interest Rate 0.9%.

Note 7 – Related-party transactions

We had a consulting agreement with a shareholder requiring payments of $3,000 per month.  On March 1, 2010, the term and scope of the agreement were revised, and compensation was increased to $6,000 per month.  On May 19, 2010, we executed an addendum whereby compensation was decreased to $4,500 per month.  As of June 30, 2010, we have recorded $30,000 in consulting fee expense.

We have employment agreements with two of our executives through March 30, 2012, whereby we agreed to annual compensation in the amount of $240,000.  As of June 30, 2010, the future minimum payments are as follows:

Related-party compensation requirements
2010	120,000
2011	240,000
Thereafter	60,000
Total	$420,000

Note 8 – Commitments and Contingencies

We entered into a lease agreement for our premises on January 1, 2006 for a three-year term.  In January 2009, we agreed to renew the lease for a term of five years for $71,291 per year.  The renewal term shall be upon the same covenants, conditions, and provisions as provided in the original lease.

Note 9 – Subsequent events

We have evaluated all subsequent events, and have determined that the following events require disclosure in these financial statements.

In July and August, 2010, we entered into New Market Facilitation Consulting Agreements for four markets, wherein the Consultants agreed to perform services relative to the introduction of the Company and its products into identified new market areas for the purpose of facilitating productive discussions and sales opportunities.  The term of the agreements is six months, which may be renewed.  We agreed to compensate the Consultants with a total of 800,000 warrants to purchase shares of our restricted common stock for consideration of $0.005 per warrant.  600,000 of the warrants are exercisable at $0.50 per share and the remaining 200,000 warrants are exercisable for $1.00 per share, all expiring on December 31, 2011.  The agreements further allow for the issuance of a second tranche of incentive-based warrants, based upon the Consultant securing orders valued at $200,000 or greater of the Company’s products into identified new markets, with a minimum of 50% down payment received with said orders.  The amount, purchase price, and exercise price of the warrants are to be determined upon an initial order, but the exercise price is to be set at a value of no less than 125% greater than the market value of our common stock on the trading day preceding our receipt of the sales order and down payment.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On July 23, 2010, we granted 270,000 warrants to purchase restricted shares of our common stock at $0.10 per share.  These warrants were issued to correct an administrative error associated with a loan agreement which was executed in 2009, and expire on December 31, 2011.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	the unavailability of funds for capital expenditures and/or general working capital;

•
implementation of our business plan within the oil and gas industry with our distributor, Benchmark; and/or within the food processing industry with our dealer, D2W2; and/or continued entry and subsequent sales into other markets;

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

•	substantial dilution to our stockholders as the result of the issuance of our common stock in exchange for debt and/or equity financing;

•	potential change in control upon completion of financing agreements, if any;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	loss of customers or sales weakness;

•	excessive product failure and related warranty expenses;

•	inability to achieve future sales levels or other operating results; and

•	operational inefficiencies in distribution or other systems.

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. is a life sciences-focused technology company that commercializes innovative technologies which are focused on the enhancement of the environment and the health, safety, and well-being of current and future generations.  Our wholly-owned subsidiary, IET, Inc., designs, manufactures, markets, sells, installs, and supports our proprietary EcaFlo® equipment, featuring electro-chemical activation (“ECA”) technology, in the United States and throughout the world.

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

Our equipment and the solutions our equipment produces remain the focus of our revenue strategy.  We produce and sell ECA equipment and related supplies under the EcaFlo® trade name, including three models of EcaFlo® equipment:  C-101, C-102 and C-104.  These pieces of equipment generate varying volumes of the hospital-level disinfectant trademarked EcaFlo® Anolyte.  Our business model primarily calls for the sale of EcaFlo® equipment, at contract prices, to existing, reputable, successful industry leaders within different markets (i.e.:  Benchmark – Oil and Gas; D2W2 – Food Processing).  While we profit from sales of EcaFlo® equipment, there are costs of goods sold and general and administrative costs associated with these sales.  Our plan also calls for technology fees to be paid to us on the EcaFlo® fluid solutions that are generated by our distributors and sold to their customers.  The fees are at reasonable rates on a per-gallon-sold basis and have absolutely no cost to us.  These technology fees are a sustaining revenue source and will build as we sell and install each piece of EcaFlo® equipment.  In addition to establishing a solid distribution network, we occasionally make sales directly to customers, on a limited basis, in order to effect initial penetration into some lucrative markets.

Our solutions have developed strong commercial interest and substantial market potential:

•	EcaFlo® Anolyte – a strong oxidizing solution formed from naturally occurring elements that kills unwanted microorganisms and pathogens, and
•	EcaFlo® Catholyte – an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.

We are highly focused on commercialization of our products in the oil and gas industry.  We have recently completed expansion of our manufacturing facility in order to increase production capabilities.  The combination of demand for gas, rubbing up against environmental concerns regarding “fracking” fluids permeating ground-water tables and water supplies, is providing the impetus in our monetizing this technology.  Our oil and gas industry distributor, Benchmark Energy Products, LLC, is producing EcaFlo® solutions tailor-made to answer the needs of the oil and gas markets through an Exclusive License and Distribution Agreement.  Recently we announced that the EPA-registered product, Excelyte® (Benchmark’s brand name for EcaFlo® Anolyte), was successfully utilized in a number of gas well fracturing treatments.  The primary use of Excelyte® is to eliminate oilfield bacteria in water employed in oil and gas wells.

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

After several years of product and market development, we are seeing strong demand for our current generation equipment from commercial users in multiple industries, including oil and gas and fresh food packaging.  We are exploring the potential need for larger volume equipment to increase capacities of EcaFlo® solutions for certain in-plant industrial uses.  A global fresh food packager has expressed interest in implementing the use of EcaFlo® Anolyte as a hard-surface disinfectant within its facilities prior to making a major capital investment in changing the systems currently used for product sanitation in order to integrate the use of EcaFlo® Anolyte into this process.

We have incurred losses since inception.  For the quarter ended June 30, 2010, we had a net loss of $696,963 and for the year ended December 31, 2009, we had a net loss of $2,798,404.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Management intends to continue to closely monitor the costs associated with the production of EcaFlo® devices in an attempt to minimize capital shortages.  As we continue to expand operational activities and execute our business plan, we anticipate experiencing positive cash flows from operations in future quarters.  Debt borrowings may be considered from time to time, if needed.

Currently, management is focused on:

-	finalizing processes for technology fee reporting and billing for oil and gas applications;
-	developing entry into specific vertical markets with new distribution networks and personnel;
-	making changes to the Company’s EPA product registration “master label” to include the addition of certain microorganisms and a change to “shelf life” verbiage; and
-	finalizing negotiations of contract terms within the two largest market areas served by IET’s key distributors, Benchmark and D2W2.

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

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

The following table summarizes selected items from the statement of operations at June 30, 2010 compared to June 30, 2009.

SALES AND COST OF SALES:	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2010	2009	$	%	2010	2009	$	%

Sales and Licensing Fees	$572,312	$783	$571,529	72,992%	$640,249	$35,736	$604,513	1,692%

Cost of Sales	176,095	530	175,565	33,125%	209,456	17,412	192,044	1,103%

Gross Profit	396,217	253	395,964	156,508%	430,793	18,324	412,469	2,251%

Gross Profit Percentage of Sales	69%	32%	--	37%	67%	51%	--	16%

Sales

Our sales for the three and six months ended June 30, 2010 were $572,312 and $640,249, an increase of $571,529, or 72,992%, from sales of $783 in the three months ended June 30, 2009, and an increase of $604,513, or 1,692%, from sales of $35,736 for the six months ended June 30, 2009.  The increase in sales was as a result of finalizing conclusive agreements with distributors, and continuing to develop opportunities in targeted markets.

During the second quarter of 2010, equipment orders and technology fee billings have continued to increase.  We currently have pending sales of approximately $900,000.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three and six months ended June 30, 2010 was $176,095 and $209,456, an increase of $175,565, or 33,125%, from $530 for the three months ended June 30, 2009, and an increase of $192,044, or 1,103%, from $17,412 for the six months ended June 30, 2009.  The increase in our cost of sales is as a result of an increase in sales for this period.  The cost of sales did increase less as a percentage of sales, and we anticipate this trend to continue as sales volumes increase.  We are continuing to update and upgrade our product line and we closely monitor the costs of all of our products.

As of the three and six months ended June 30, 2010, our gross profit margins increased 37% to 69%, as compared to 32% from the three months ended June 30, 2009, and increased 16% to 67%, from 51% for the six months ended June 30, 2009.  We anticipate that this margin will continue to increase in the future as equipment sales increase.

EXPENSES:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2010	2009	$	%	2010	2009	$	%
Expenses:
Professional and administrative fees	$195,195	$79,910	$115,285	144%	$324,772	$162,093	$162,679	100%
Salary	154,932	133,904	21,028	16%	418,556	296,862	121,694	41%
Depreciation and amortization	1,400	1,223	177	14%	2,347	1,615	732	45%
Office and miscellaneous expense	190,533	84,384	106,149	126%	281,979	203,303	78,676	39%
Bad debt expense	-	-	-	-	2,706	30	2,676	8,920%
Total Expenses	542,060	299,421	242,639	81%	1,030,360	663,904	366,456	55%

(Loss) from operations	(145,843)	(299,168)	(153,325)	(51%)	(599,567)	(645,580)	(46,013)	(7%)

Other income (expense):
Finance fees	(9,916)	(118,002)	(108,086)	(92%)	(62,754)	(178,491)	(115,737)	(65%)
Interest expense	(26,389)	(39,082)	(12,693)	(32%)	(34,642)	(63,441)	(28,799)	(45%)
Total other income (expense)	(36,305)	(157,084)	(120,779)	(77%)	(97,396)	(241,932)	(144,536)	(60%)

Net (loss)	$(182,148)	$(456,252)	$(274,104)	(60%)	$(696,963)	$(887,511)	$(190,548)	(21%)

Professional and Administrative Fees

Professional and administrative fees for the three and six months ended June 30, 2010 were $195,195 and $324,772, an increase of $115,285, or 144%, from $79,910 for the three months ended June 30, 2009 and an increase of $162,679, or 100%, from $162,093 for the six months ended June 30, 2009.  The increase in professional and administrative fees was the result of utilizing the services of financial consultants to assist us in developing plans for financings and for assistance with market awareness of our company’s progress.  Whenever possible, we are trying to reduce the use of outside consultants, but we will still need some assistance for areas of our business in which we do not have sufficient in-house expertise.

Salary Expenses

Salary expenses for the three and six months ended June 30, 2010 were $154,932 and $418,556, an increase of $21,028, or 16%, from $133,904 for the three months ended June 30, 2009 and an increase of $121,694 or 41% from $296,862 for the six months ended June 30, 2009.  The increase in salary expenses was the result of additions to our engineering, production, and administrative staff, as well as the issuance of stock compensation to board members and certain employees pursuant to the terms of contractual agreements.  We expect salary expense to increase in the future as the Company grows and as sales volumes increase.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and six months ended June 30, 2010 were $1,400 and $2,347, an increase of $177 or 14% from $1,223 for the three months ended June 30, 2009 and an increase of $732 or 45% from $1,615 for the six months ended June 30, 2009.  The increase in depreciation expenses was the result of the purchase of additional depreciable equipment and recent building improvements.

Office and Miscellaneous Expenses

Office and miscellaneous expenses for the three and six months ended June 30, 2010 were $190,533 and $281,979, an increase of $106,149 or 126%, from $84,384 for the three months ended June 30, 2009 and an increase of $78,676 or 39% from $203,303 for the six months ended June 30, 2009.  The increase in office and miscellaneous expenses was primarily the result of an increase in engineering supplies necessary to meet the demand of our increased sales volume.

Bad Debt Expenses

Bad debt expense for the three months ended June 30, 2010 and June 30, 2009 was $0.  Bad debt expense for the six months ended June 30, 2010 was $2,706, an increase of $2,676 from $30 for the six months ended June 30, 2009.  The increase in bad debt expenses was as a result of one of our former vendors not delivering a portion of the services for which we pre-paid.  We have historically had limited write-offs as the result of bad debts.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.  We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Loss from Operations

The loss from operations for the three and six months ended June 30, 2010 was $145,843 and $599,567, a decrease of $153,325, or 51%, from $299,168 for the three months ended June 30, 2009 and a decrease of $46,013 or 7% from $645,580 for the six months ended June 30, 2009.  The decrease in the loss from operations was the result of our increased sales volume.

Finance Fees

Finance fees for the three and six months ended June 30, 2010 were $9,916 and $62,754, a decrease of $108,086, or 92%, from $118,002 for the three months ended June 30, 2009 and a decrease of $115,737, or 65%, from $178,491 for the six months ended June 30, 2009.  The decrease in finance fees was due to a decrease in temporary working capital loans needed during this time.

Interest Expense

Interest expense for the three and six months ended June 30, 2010 was $26,389 and $34,642, a decrease of $12,693, or 32%, from $39,082 for the three months ended June 30, 2009 and a decrease of $28,799, or 45%, from $63,441 for the six months ended June 30, 2009.  The decrease in interest expense was as a result of having paid off a number of our convertible debentures and temporary working capital loans which were accruing interest in 2009.

Net Loss

Our net loss for the three and six months ended June 30, 2010 was $182,148 and $696,963, a decrease of $274,104, or 60%, from $456,252 for the three months ended June 30, 2009 and a decrease of $190,548 or 21% from $887,511 for the six months ended June 30, 2009.  We continue to have a net loss but believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products continue to increase.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2010 compared to December 31, 2009.

	June	December	Increase / (Decrease)
	30, 2010	31, 2009	$	%

Current Assets	$1,056,150	$1,034,152	$21,998	2%

Current Liabilities	988,674	888,743	$99,931	11%

Working Capital	$67,476	$145,409	$(77,933)	(54%)

Current assets for the six months ended June 30, 2010 were $1,056,150, an increase of $21,998, or 2%, from $1,034,152 at December 31, 2009.  The increase in current assets was as a result of an increase in our accounts receivable and inventory for this period.  Current liabilities for the same period were $988,674, an increase of $99,931, or 11%, from $888,743 for the year ended December 31, 2009.  This increase was due to an increase in notes payable for this period.

At June 30, 2010, our cash balance was $349,003.  We believe that our cash on hand will be sufficient to meet our capital and operating requirements for at least the next quarter.  Our future capital requirements, however, will depend on numerous factors, including without limitation, potential acquisitions and/or joint ventures, purchases of our stock and future results of operations.

In addition to sales-generated revenue, we continue to use traditional and/or debt financing, to provide the capital we need to run the business.  In the future, we plan to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

To meet the backlog for IET’s EcaFlo® equipment, we have completed a facility expansion in order to quadruple the production capacities for manufacturing.  Additionally, we continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

As of June 30, 2010, we had convertible loans totaling $466,500.  $216,500 of these loans are accruing interest at a rate of 10% per annum payable semi-annually.  We extended the original maturity date of January 2, 2009, and will continue to accrue interest at a rate of 10% per annum until the notes are paid.  These notes are currently in default.  The remaining $250,000 in convertible notes are accruing interest at a rate of 8% per annum payable semi-annually, and are due April 7, 2011.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  Our ability to continue as a going concern is dependent on attaining profitable operations.  Our cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products.  Management will consider borrowings and security sales to mitigate the effects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or delivery based on contractual terms.  In the case where a customer prefers to make its own shipping arrangements, we consider that the sale has occurred when the equipment is crated and on our loading dock awaiting pick-up.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As a result of our deficiency in working capital at December 31, 2009 and June 30, 2010, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, future equity private placements with traditional financing firms and/or with an industry partner, or debt facilities.  Our most critical tool in addressing deficiencies in working capital while we transition to profitability will continue to be our ability to manage cash flow.  Our goal is to reduce the need for debt or equity financing, and trend toward operating from revenue from the sales of our equipment and receipt of technology fees.

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

Our future operating results will depend upon many factors, including:

•	The continuation of our efforts to raise adequate working capital through equity investment, traditional financing, and the generation of sales revenues;

•	The continued success of lab and field testing that supports the development of our EcaFlo® technology product lines;

•	Demand for our EcaFlo® equipment and solutions;

•	The level and intensity of our competition;

•	Our ability to maintain key management and technical support staff, and to attract more employees with similar characteristics; and

•	The continuation of our efforts to efficiently develop products to commercialize while maintaining quality and controlling costs.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, the Financial Industry Regulatory Authority (“FINRA”) has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have not had any late filings reported by FINRA within the last two years.

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

On April 15, 2010, a warrant holder exercised 500,000 warrants at a price of $0.10 per share for a total purchase price of $50,000.  The 500,000 shares were issued on April 26, 2010.

On April 30, 2010, a warrant holder exercised 500,000 warrants at a price of $0.10 per share for a total purchase price of $50,000, all of which was paid in cash.  The 500,000 shares were issued on May 12, 2010.

On May 12, 2010, a warrant holder exercised 200,000 warrants at a price of $0.10 per share for a total purchase price of $20,000, all of which was paid in cash.  The 200,000 shares were issued on May 17, 2010.

On May 28, 2010, a warrant holder exercised 140,000 warrants at a price of $0.10 per share for a total purchase price of $14,000, all of which was paid in cash.  The 140,000 shares were issued on June 21, 2010.

On June 7, 2010, an option holder exercised 15,000 options at a price of $0.11 per share for a total purchase price of $1,650, all of which was paid in cash.  The 15,000 shares were issued on June 10, 2010.

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

On April 16, 2010, in connection with the sale of four units of an 8% debenture instrument, we sold 200,000 warrants to purchase shares of our restricted common stock for $2,000.  The warrants are exercisable at $0.75 per share through December 31, 2010, or for $1.20 per share from January 1, 2011 through December 31, 2011.

On April 16, 2010, in connection with the sale of one unit of an 8% debenture instrument, we sold 50,000 warrants to purchase shares of our restricted common stock for $500.  The warrants are exercisable at $0.75 per share through December 31, 2011.

On June 17, 2010, we issued 100,000 warrants to purchase shares of our restricted common stock for consideration of $0.005 per warrant, pursuant to a consulting agreement.  The warrants are exercisable at $1.00 per share and expire on December 31, 2011.

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

Subsequent Issuances

Warrant Issuances

On July 12, 2010, we issued 400,000 warrants to purchase shares of our restricted common stock for consideration of $0.005 per warrant, pursuant to a consulting agreement.  200,000 of the warrants are exercisable at $0.50 per share and the remaining 200,000 warrants are exercisable for $1.00 per share, all expiring on December 31, 2011.

On July 16, 2010, we issued 300,000 warrants to purchase shares of our restricted common stock for consideration of $0.005 per warrant, pursuant to a consulting agreement.  The warrants are exercisable at $0.50 per share and expire on December 31, 2011.

On July 23, 2010, we issued 270,000 warrants to purchase restricted shares of our common stock at $0.10 per share.  These warrants were issued to correct an administrative error associated with a loan agreement which was executed in 2009, and expire on December 31, 2011.

On August 5, 2010, we issued 100,000 warrants to purchase shares of our restricted common stock for consideration of $0.005 per warrant, pursuant to a consulting agreement.  The warrants are exercisable at $0.50 per share and expire on December 31, 2011.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2010.

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

Date:  August 13, 2010