Form 10-Q
period 2010-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2010-11-15
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on October 12, 2010, was 105,329,893 shares.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements. Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	Unaudited	Audited
Assets
Current Assets:
Cash	$68,319	$819,611
Accounts receivable	363,933	111,375
Inventory	192,480	82,910
Prepaid expenses	17,351	20,256

Total current assets	642,083	1,034,152

Building	328,589	-
Equipment	28,371	20,445
Accumulated depreciation	(15,975)	(11,597)

Total building and equipment	340,985	8,848

	$983,068	$1,043,000
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$212,446	$112,057
Accrued expenses	93,913	189,386
Notes payable	250,000	98,300
Convertible notes	383,432	489,000

Total current liabilities	939,791	888,743

Shareholders' Equity (Deficit)
Preferred stock 50,000,000 shares authorized;
par value $.001; 0 shares issued and outstanding	-	-
Common stock 200,000,000 shares authorized
par value $.001, 105,329,893 and 94,533,467 shares issued
and outstanding at September 30, 2010 and December 31, 2009	105,330	94,533
Common stock bought not issued, 0 and 6,264,329 shares
at September 30, 2010 and December 31, 2009	-	6,264
Paid-in capital	12,498,011	11,384,911
Retained earnings (deficit)	(12,560,064)	(11,331,451)

Total shareholders' equity (deficit)	43,277	154,257
Total liabilities and shareholders' equity (deficit)	$983,068	$1,043,000

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
Unaudited

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2010	2009	2010	2009

Sales	$812,365	$107,495	$172,116	$71,758
Cost of sales	262,264	42,120	52,808	24,707

Gross profit	550,101	65,375	119,308	47,051

Professional and administrative fees	523,061	265,601	198,289	103,508
Salary	614,719	454,988	196,162	158,126
Depreciation and amortization	4,377	867	2,030	(748)
Office & miscellaneous expense	413,835	302,368	131,857	99,065
Bad debt expense	2,706	1,230	-	1,200

Total operating expenses	1,558,698	1,025,054	528,338	361,151

Loss from operations	(1,008,597)	(959,679)	(409,030)	(314,100)

Other income (expense):
Interest expense	(220,016)	(475,466)	(122,620)	(233,534)
Total other income (expense)	(220,016)	(475,466)	(122,620)	(233,534)

Net loss	$(1,228,613)	$(1,435,145)	$(531,650)	$(547,634)

Weighted average shares outstanding	103,799,884	81,757,217	105,279,141	83,198,158
Net loss per share basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For The Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,228,613)	$(1,435,145)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,377	867
Stock and warrants issued for services and loan costs	353,517	377,219
Stock issued to employees and directors for services	117,000	-
Accretion of interest	21,657	-
Changes in operating assets and liabilities:
Accounts receivable	(252,557)	(50,536)
Inventory	(109,570)	(6,821)
Deposits and prepaids	2,904	29,619
Accounts payable	100,389	(16,633)
Accrued expenses	(88,782)	49,594
Cash used in operating activities	(1,079,678)	(1,051,836)

Cash flows from investing activities:
Purchase of building improvements and equipment	(336,514)	-
Cash used in investing activities	(336,514)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	63,880	515,000
Proceeds on notes payable, net	175,000	840,000
Proceeds (payments) on convertible debentures	211,270	(9,000)
Proceeds from the exercise of warrants and options	214,750	-
Cash provided by financing activities	664,900	1,346,000

Increase (decrease) in cash	(751,292)	294,166
Cash beginning of period	819,611	33,357
Cash end of period	$68,319	$327,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,242	$77,545
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Stock and warrants issued for services and loan costs	$470,517	$377,219
Notes and interest converted to stock	$326,651	$-

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

Note 3 - Notes payable

Notes payable consisted of the following at September 30, 2010:

Note payable, secured by personal property of the Company, bearing interest at base margin rate plus 3.25% per annum, due November 1, 2010. The due date was subsequently extended to May 1, 2011. (See Note 9.)	$250,000
$250,000

Note 4 - Convertible notes payable

During the quarter ended September 30, 2010, a total of $27,000 in convertible debentures, plus accrued but unpaid interest to date, was converted to shares of the Company’s common stock at a conversion rate of $0.40 per share.

On September 10, 2010, we entered into a convertible note and Exchange Agreement for $167,339 with a Lender that purchased from certain debenture holders a total of $164,500 in convertible debentures, plus accrued (but unpaid) interest, thereby correcting our default position on the previous 10% debentures.  This convertible note matures on September 2, 2011, and will accrue interest at a rate of 10% per annum.  The per share conversion price shall be the lesser of a) $0.40 and b) 80% of the average of the three lowest daily volume-weighted average sale prices for the Common Stock (VWAPs) during the twenty consecutive trading days immediately preceding the date on which the Holder elects to convert all or part of the Note.  We had a beneficial conversion totaling $41,835, which will accrete into interest of the one-year term of the note.  At September 30, 2010, we accreted $2,292 to interest.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

As of September 30, 2010, we have 10% convertible debentures totaling $25,000, and 8% convertible debentures totaling $250,000.  The 8% notes mature on April 7, 2011, and have a $0.60 conversion-to-common-stock rate through maturity.  The 8% debentures include a total of 250,000 detachable warrants and, with respect to such securities, we have allocated the proceeds received based on the fair market value of each of the instruments.  The discount on the convertible debt totaled $38,730, and we are accreting interest between the dates of sale of the convertible notes to maturity.  As of September 30, 2010, we had accreted interest of $19,365, and un-accreted interest of $19,365.

Note 5 – Common stock

First Quarter 2010

In the quarter ended March 31, 2010, we privately sold a total of 180,000 shares for a total purchase price of $18,000.

In the quarter ended March 31, 2010, restricted warrants and options were exercised for a total purchase price of $16,100, which resulted in 160,000 restricted shares issued.

In the quarter ended March 31, 2010, a total of 123,214 restricted shares were issued through a cashless exercise of 150,000 warrants, thereby using 26,786 warrants to satisfy the exercise price.

In the quarter ended March 31, 2010, we authorized the issuance of 425,000 shares of restricted common stock to certain employees, as contract compensation or as bonus in lieu of cash compensation, and to directors as compensation for attendance of board meetings.  The total expense was $117,000, which represented the fair market value of the shares on the date the awards were made.

In the quarter ended March 31, 2010, a note and accrued interest totaling $26,685 were converted into 106,740 shares of restricted common stock at a conversion rate of $0.25 per share.

In the quarter ended March 31, 2010, certain note holders converted $272,500 of principal amounts due under their debenture agreements at a conversion rate of $0.25 per share for 1,090,000 restricted shares of our common stock.

Second Quarter 2010

In the quarter ended June 30, 2010, a total of 68,478 restricted shares were issued by a cashless exercise of warrants to purchase 150,000 shares for $0.25 per share, thereby using 81,522 warrants to satisfy the exercise price.  .

In the quarter ended June 30, 2010, warrants and options were exercised for a total purchase price of $198,650, which resulted in the issuance of 2,085,000 restricted shares.  Of the foregoing, 15,000 options were exercised by Dr. Valgene Dunham, a Director, at a purchase price of $0.11 per share.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

In the quarter ended June 30, 2010, we issued 200,000 restricted shares in connection with a consulting agreement.  The value of the shares was $61,800, which will be expensed over the one-year term of the agreement.

Third Quarter 2010

In the quarter ended September 30, 2010, certain holders of our 10% convertible debt converted $27,466 of principal and interest at a conversion rate of $0.40 per share for 68,665 restricted shares of our common stock.

On September 30, 2010, the Board approved the 2010 Stock Incentive Plan, which includes a total of 10,000,000 shares of common stock, issuable in the form of incentive options, non-qualified options and restricted common stock to employees, board members, and service providers.

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/2010	1,075,000	$0.11	17,379,582	$0.12
Granted	-	-	2,495,000	0.45
Cancelled	-	-	-	-
Exercised	25,000	0.11	2,520,000	.10
Outstanding 9/30/2010	1,050,000	$0.11	17,354,582	$0.17

First Quarter 2010

In the quarter ended March 31, 2010, we issued, to a non-affiliate, warrants to purchase 225,000 restricted shares of common stock at $0.28 per share, issued in connection with consulting services.  The value of the services was $35,818 which will be expensed over the one-year period of the consulting agreement.  The amount expensed as professional fees in the three and nine months ended September 30, 2010 was $8,954 and $20,893, respectively.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

In the quarter ended March 31, 2010, we granted, to a non-affiliate, warrants to purchase 300,000 restricted shares of common stock at $0.10 per share, issued in connection with our borrowings.  We expensed as loan costs $52,838 in the period ended March 31, 2010.

Second Quarter 2010

In the quarter ended June 30, 2010, we issued warrants to purchase 400,000 restricted shares of common stock at $0.30 per share, issued to a non-affiliate in connection with consulting services.  The value of the services was $86,848, which will be expensed over the one-year period of the consulting agreement.  We expensed as professional fees $21,713 and $43,425, respectively, for the three and nine months ended September 30, 2010.

In the quarter ended June 30, 2010, we issued warrants to purchase 150,000 restricted shares of common stock at $0.60 per share through December 31, 2010, or at $1.00 per share from January 1, 2011 through December 31, 2011.  These warrants were issued to a non-affiliate in connection with our borrowings.  The value of the warrants was $29,664, which will be expensed over one year.  For the three and nine months ended September 30, 2010, we expensed $7,416 and $14,832, respectively, as loan fees.

In the quarter ended June 30, 2010, we granted, to four non-affiliates, warrants to purchase a total of 250,000 restricted shares of common stock exercisable at $0.75 through December 31, 2010, or at $1.20 per share through December 31, 2011.  These warrants were issued in connection with the sale of our 8% convertible debentures.  We allocated the proceeds we received using the values of the warrants and convertible notes.  The value assigned to these warrants was $38,730.

In the quarter ended June 30, 2010, we granted warrants to purchase 100,000 restricted shares of common stock to a non-affiliate in connection with a consulting agreement.  The warrants are exercisable at $1.00 per share through December 31, 2011.  The fair market value of the warrants was $16,000, which we will expense over the six-month term of the agreement.  For the three and nine months ended September 30, 2010, we expensed $8,000 and $9,333, respectively.

Third Quarter 2010

In the quarter ended September 30, 2010, we granted, to three non-affiliates, warrants to purchase a total of 800,000 restricted shares of common stock in connection with consulting agreements.  A total of 600,000 of the warrants are exercisable at $0.50 per share and 200,000 warrants are exercisable for $1.00 per share, all expiring on December 31, 2011. The fair market value of the warrants was $127,588, which we will expense over the six-month terms of the agreements.  For the quarter ended September 30, 2010, we expensed $63,794.

In the quarter ended September 30, 2010, we granted warrants to purchase 270,000 restricted shares of our common stock at $0.10 per share.  These warrants were issued to a non-affiliate in connection with a loan agreement which was executed in 2009.  The warrants expire on December 31, 2011.  The fair market value of the warrants was $86,602, which was expensed in the quarter ended September 30, 2010.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 7 – Related-party transactions

We had a consulting agreement with a shareholder requiring payments of $3,000 per month.  On March 1, 2010, the term and scope of the agreement were revised, and compensation was increased to $6,000 per month.  On May 19, 2010, we executed an addendum whereby compensation was decreased to $4,500 per month.  As of September 30, 2010, we have recorded $39,000 in consulting fee expense.

We have employment agreements with two of our executives through March 30, 2012, whereby we agreed to total annual salaries aggregating $240,000.  As of September 30, 2010, the future minimum payments to the executives are as follows:

Related-party salary requirements
2010	60,000
2011	240,000
Thereafter	60,000
Total	$360,000

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

On October 7, 2010, a warrant to purchase 1,000,000 restricted shares at a price of $0.10 per share, for a total purchase price of $100,000, was exercised.  The 1,000,000 restricted shares were issued on October 18, 2010.

On October 11, 2010, a portion of the 10% convertible note and accrued interest totaling $20,170 was converted into 100,950 shares of restricted common stock at a conversion rate of $0.1998 per share.  The shares were issued on October 14, 2010.

On October 15, 2010, a portion of the 10% convertible note and accrued interest totaling $40,383.56 was converted into 207,521 shares of restricted common stock at a conversion rate of $0.1946 per share.  The shares were issued on October 19, 2010.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On October 29, 2010, the Lender associated with our Promissory Note Agreement dated April 12, 2010 agreed to extend the term of the agreement to May 1, 2011.  All other terms and conditions shall remain in full force and effect during this extension in term.

On November 4, 2010, the Company entered into a Non-Exclusive Independent Sales Representative Agreement, whereby we granted to a Representative the authority to solicit orders within certain specific markets, for compensation of $3,200 per month.  The Company agreed to pay a cash commission of 7% of each sale, whether during the three-month term of the agreement or within one year of its termination.  Further, for each piece of equipment sold, this agreement authorizes the issuance to the Representative of warrants to purchase 20,000 restricted shares of the Company’s common stock, exercisable at $0.50 per share and expiring on December 31, 2011.

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

We have analyzed our current sales strategies and have maintained a high level of focus on developing specific commercial interest and substantial market potential for our EcaFlo® solutions:

•	EcaFlo® Anolyte – a strong oxidizing solution formed from naturally occurring elements that kills unwanted microorganisms and pathogens, and

•	EcaFlo® Catholyte – an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.

We continue to work on the final commercialization plan for our products in the oil and gas industry.  Our recently completed manufacturing facility expansion has been fully tested to determine its readiness to fulfill anticipated orders; the expansion has allowed us to significantly increase our production capabilities with a much-improved quality assurance regime.  The combination of the demand for natural gas, rubbing up against environmental concerns regarding “fracking” fluids permeating ground-water tables and water supplies, is providing the impetus in our monetizing this technology.  Our oil and gas industry distributor, Benchmark Energy Products, LLC, is producing EcaFlo® solutions custom-made to answer the needs of the oil and gas markets through an Exclusive License and Distribution Agreement.  Recently we announced that the EPA-registered product, Excelyte® (Benchmark’s brand name for EcaFlo® Anolyte), was successfully utilized in a number of gas well fracturing treatments.  The primary use of Excelyte® is to eliminate oilfield bacteria in water employed in oil and gas wells.  The national “roll out” of this product is expected to occur within the fourth quarter.

EcaFlo® Anolyte, an EPA-registered product, could conceivably replace all applications for chlorine-related antimicrobials from an efficacy and efficiency standpoint.  Our commercialization of this product is premised upon the compelling economics, given the low cost to produce Anolyte and the environmentally friendly nature of the product.  The product can be as much as 100 times more effective than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control.  EcaFlo® Anolyte quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue.

After several years of product and market development, we are seeing strong demand for our current generation equipment from commercial users in multiple industries, including oil and gas and fresh food packaging.  We have explored the potential need for larger volume equipment to increase capacities of EcaFlo® solutions for certain in-plant industrial uses and have concluded that, in many instances, an “industrial EcaFlo® model” is an economic benefit to the customer.  Accordingly, design and development of these units are underway.  A global fresh food packager is moving forward, under contract with us, in implementing the use of EcaFlo® Anolyte as a hard-surface disinfectant within its facilities prior to making a major capital investment in changing the systems currently used for product sanitation in order to integrate the use of EcaFlo® Anolyte into this process.

We have incurred losses since inception.  For the quarter ended September 30, 2010, we had a net loss of $531,650 and for the year ended December 31, 2009, we had a net loss of $2,798,404.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Management intends to continue to closely monitor the costs associated with the production of EcaFlo® devices in an attempt to manage capital assets, while balancing the need to invest capital in order to develop new markets.  As we continue to expand operational activities and execute our business plan, we anticipate experiencing positive cash flows from operations in future quarters.  Debt borrowings may be considered from time to time, if needed.

Currently, management is focused on:

-	developing entry into specific vertical markets with new distribution networks and personnel (new market facilitation consultants and manufacturers’ representatives);

-	working closely with a consultant who is assisting us in gaining valuable public awareness from a world-renowned environmentalist;

-
obtaining a patent on our “EC” electrolytic cell in order to further secure the Company’s ability to manufacture the most reliable, high-volume producing, pH-neutral anolyte product, IET’s EcaFlo® Anolyte;

-
continuing to make improvements to the Company’s EPA product registration “master label” to include the addition of certain microorganisms and a change to “shelf life” verbiage, and working with State environmental regulators to insure that EcaFlo® is appropriately registered in key areas; and

-	finalizing negotiations of contract terms within the two largest market areas served by IET’s key distributors, Benchmark and D2W2.

Demonstration of EcaFlo® fluid solutions in an in-plant sanitation system, to “prove positive” the efficacy and ease of use, is the final step to commercialization in a major food processing application.  Risk of failure in this demonstration has been mitigated by carefully developed protocols and implementation.  Entry into new markets, through a proven distribution vehicle, will serve to expand our markets and provide acceptance of EcaFlo® Anolyte as the preferred “green” disinfectant that replaces traditional, hazardous disinfectant chemicals.  Meetings and contract negotiations are likely to result in future material events for the Company.

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

2010 Annual Meeting

Our 2010 Annual Meeting was held September 30, 2010 in Cherry Grove, South Carolina.  At the meeting, the following proposals were considered and approved by the vote of a quorum of shareholders voting in person or by proxy:

1.	Amending our Amended and Restated Articles of Incorporation and our By-laws to modify the staggered terms of our Board of Directors;

2.	Electing five directors of our Company to serve in staggered terms;

3.	Amending our Amended and Restated Articles of Incorporation to authorize 50,000,000 shares of blank preferred stock, par value $0.001 per share;

4.	Approving our Company’s 2010 Stock Incentive Plan; and

5.	Ratifying the appointment of Weaver & Martin, LLC as our independent auditors for the fiscal year ending December 31, 2010.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following table summarizes selected items from the statement of operations at September 30, 2010 compared to September 30, 2009.

SALES AND COST OF SALES:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009	$	%	2010	2009	$	%
Sales and Licensing Fees	$172,116	$71,758	$100,358	140%	$812,365	$107,495	$704,870	656%

Cost of Sales	52,808	24,707	28,101	114%	262,264	42,120	220,144	523%

Gross Profit	119,308	47,051	72,257	154%	550,101	65,375	484,726	741%

Gross Profit Percentage of Sales	69%	66%	--	3%	68%	61%	--	7%

Sales

Our sales for the three and nine months ended September 30, 2010 were $172,116 and $812,365, an increase of $100,358, or 140%, from sales of $71,758 in the three months ended September 30, 2009, and an increase of $704,870, or 656%, from sales of $107,495 for the nine months ended September 30, 2009.  The increase in sales was as a result of finalizing conclusive agreements with distributors, and continuing to develop opportunities in targeted markets.

As of September 30, 2010, we have approximately $950,000 in potential sales under negotiation.  Economic uncertainty has contributed to delays in closure on several pending sales.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three and nine months ended September 30, 2010 was $52,808 and $262,264, respectively, an increase of $28,101, or 114%, from $24,707 for the three months ended September 30, 2009, and an increase of $220,144, or 523%, from $42,120 for the nine months ended September 30, 2009.  The increase in our cost of sales is as a result of an increase in sales for this period.  The cost of sales did increase less as a percentage of sales, and we anticipate this trend to continue as sales volumes increase.  We are continuing to update and upgrade our product line and we closely monitor the costs of all of our products.

As of the three and nine months ended September 30, 2010, our gross profit margins increased a total of 3% to 69%, as compared to 66% for the three months ended September 30, 2009, and increased a total of 7% to 68%, from 61% for the nine months ended September 30, 2009.  We anticipate that this margin will continue to increase in the future as equipment sales increase.

EXPENSES:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	$	%	2010	2009	$	%
Expenses:
Professional and administrative fees	$198,289	$103,508	$94,781	92%	$523,061	$265,601	$257,460	97%
Salary	196,162	158,126	38,036	24%	614,719	454,988	159,731	35%
Depreciation and Amortization	2,030	(748)	2,778	371%	4,377	867	3,510	405%
Office and miscel- laneous expense	131,857	99,065	32,792	33%	413,835	302,368	111,467	37%
Bad debt expense	-	1,200	(1,200)	(100%)	2,706	1,230	1,476	120%
Total Expenses	528,338	361,151	167,187	46%	1,558,698	1,025,054	533,644	52%

(Loss) from operations	(409,030)	(314,100)	94,930	30%	(1,008,597)	(959,679)	48,918	5%

Other income (expense):
Interest expense	(122,620)	(233,534)	(110,914)	(47%)	(220,016)	(475,466)	(255,450)	(54%)
Total other income (expense)	(122,620)	(233,534)	(110,914)	(47%)	(220,016)	(475,466)	(255,450)	(54%)

Net loss	$(531,650)	$(547,634)	$(15,984)	(3%)	$(1,228,613)	$(1,435,145)	$(206,532)	(14%)

Professional and Administrative Fees

Professional and administrative fees for the three and nine months ended September 30, 2010 were $198,289 and $523,061, respectively, an increase of $94,781, or 92%, from $103,508 for the three months ended September 30, 2009 and an increase of $257,460, or 97%, from $265,601 for the nine months ended September 30, 2009.  The increase in professional and administrative fees was the result of utilizing the services of financial consultants to assist us in developing plans for financings and for assistance with market awareness of our company’s progress.  Historically, we have endeavored to reduce the use of outside consultants; however, we recognize that entry into certain markets will be expedited if we receive some assistance for areas of our business development.  This assistance is best provided by supporters of IET’s goals who have a relationship with decision-makers within target markets.

Salary Expenses

Salary expenses for the three and nine months ended September 30, 2010 were $196,162 and $614,719, respectively, an increase of $38,036, or 24%, from $158,126 for the three months ended September 30, 2009 and an increase of $159,731 or 35% from $454,988 for the nine months ended September 30, 2009.  The increase in salary expenses was the result of the addition of four new members to our production staff and one administrative employee, as well as the issuance of stock compensation to board members and certain employees pursuant to the terms of contractual agreements for 2008 and 2009.  We expect salary expense to increase in the future as the Company grows and as sales volumes increase.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and nine months ended September 30, 2010 were $2,030 and $4,377, respectively, an increase of $2,778 or 371% from ($748) for the three months ended September 30, 2009 and an increase of $3,510 or 405% from $867 for the nine months ended September 30, 2009.  The increase in depreciation expenses was the result of the purchase of additional depreciable equipment and recent building improvements.

Office and Miscellaneous Expenses

Office and miscellaneous expenses for the three and nine months ended September 30, 2010 were $131,857 and $413,835, respectively, an increase of $32,792 or 33%, from $99,065 for the three months ended September 30, 2009 and an increase of $111,467 or 37% from $302,368 for the nine months ended September 30, 2009.  The increase in office and miscellaneous expenses was primarily the result of an increase in expenses necessary to meet the demand of our increased sales volume, such as engineering supplies and freight costs; an increase in travel associated with sales calls, attendance at conferences, and equipment commissioning; and an increase in expenses related to licenses and permits, including registrations and certifications.

Bad Debt Expenses

Bad debt expenses for the three and nine months ended September 30, 2010 were $0 and $2,706, respectively, a decrease of $1,200 or 100% from the three months ended September 30, 2009, and an increase of $1,476, or 120%, from $1,230 for the nine months ended September 30, 2009.  The only bad debt expense we have incurred this year to date was as a result of one of our former vendors not delivering a portion of the services for which we pre-paid.  We have historically had limited write-offs as the result of bad debts.  We continually evaluate the creditworthiness of our customers and typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.  We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer's ability to meet their financial obligations.

Loss from Operations

The loss from operations for the three and nine months ended September 30, 2010 was $409,030 and $1,008,597, respectively, an increase of $94,930, or 30%, from $314,100 for the three months ended September 30, 2009 and an increase of $48,918 or 5% from $959,679 for the nine months ended September 30, 2009.  The increase in the loss from operations was the result of an increase in expenses during this period, primarily due to the Company’s utilization of the services of outside consultants and costs associated with conducting our Annual Meeting of Shareholders.

Interest Expense

Interest expense for the three and nine months ended September 30, 2010 was $122,620 and $220,016, respectively, a decrease of $110,914, or 47%, from $233,534 for the three months ended September 30, 2009 and a decrease of $255,450, or 54%, from $475,466 for the nine months ended September 30, 2009.  The decrease in interest expense was as a result of having paid off a number of our convertible debentures and temporary working capital loans which were accruing interest in 2009.

Net Loss

Our net loss for the three and nine months ended September 30, 2010 was $531,650 and $1,228,613, respectively, a decrease of $15,984, or 3%, from $547,634 for the three months ended September 30, 2009 and a decrease of $206,532 or 14% from $1,435,145 for the nine months ended September 30, 2009.  We continue to have a net loss but believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products continue to increase.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2010 compared to December 31, 2009.

	September 30,	December 31,	Increase / (Decrease)
	2010	2009	$	%
Current Assets	$642,083	$1,034,152	$(392,069)	(38%)

Current Liabilities	939,791	888,743	51,048	6%

Working Capital	$(297,708)	$145,409	$(443,117)	(305%)

Current assets for the nine months ended September 30, 2010 were $642,083, a decrease of $392,069, or 38%, from $1,034,152 at December 31, 2009.  Current liabilities for the same period were $939,791, an increase of $51,048, or 6%, from $888,743 for the year ended December 31, 2009.  The decrease in current assets and increase in current liabilities were due to an increase in expenses, which resulted in a decreased cash balance and increase in accounts payable for this period.

Funding of our new facility expansion caused a significant decrease in our cash position for this period, but has allowed us to quadruple our manufacturing production capacities.  We anticipate that this will translate into increased revenue in future quarters.  Additionally, we continue to anticipate an increase in employees in the next twelve months as we add assembly personnel, shipping and receiving personnel and additional administrative support personnel.

At September 30, 2010, our cash balance was $68,319.  Coupled with pending conversions and receipt of funds associated with our accounts receivable, we believe that our cash on hand will be sufficient to meet our capital and operating requirements for at least the next quarter.  Our future capital requirements, however, will depend on numerous factors, including without limitation, potential acquisitions and/or joint ventures, private sales of our stock and future results of operations.

In addition to sales-generated revenue, we continue to use traditional and/or debt financing to provide the capital we need to run the business.  In the near future, we plan to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

As of September 30, 2010, we had convertible loans totaling $442,339.  $250,000 of these convertible notes are accruing interest at a rate of 8% per annum payable semi-annually, and are due April 7, 2011.  The remaining $192,339 in convertible notes are accruing interest at a rate of 10% per annum, and are due September 10, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 1A. Risk Factors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

The risk factors listed on our 2009 Form 10-K on pages 13 to 16, filed with the Securities Exchange Commission on April 14, 2010, are hereby incorporated herein by reference.

Amended Risk Factor:  Potential issuance of additional stock could dilute existing stockholders.

We are authorized to issue up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock.  To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of stock in the future for such consideration as the board may consider sufficient.  We may seek additional equity financing, which if sought or obtained may result in additional shares of our stock being issued.  The issuance of additional stock in the future will reduce the proportionate ownership and voting power of the stock held by our existing stockholders.

Item 2. Recent Sales of Unregistered Securities

Stock Issuances Pursuant to Convertible Notes and Debenture Agreements

On September 7, 2010, we issued 68,665 restricted shares of our common stock to certain debenture holders pursuant to their conversion of $27,000 of principal amounts plus unpaid interest due under their debenture agreements, at a conversion rate of $0.40 per share, on August 27, 2010.

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

Warrant Issuances

On July 12, 2010, we issued warrants to purchase 400,000 shares of our restricted common stock for consideration of $0.005 per warrant, pursuant to a consulting agreement.  200,000 of the warrants are exercisable at $0.50 per share and the remaining 200,000 warrants are exercisable for $1.00 per share, all expiring on December 31, 2011.

On July 16, 2010, we issued warrants to purchase 300,000 shares of our restricted common stock for consideration of $0.005 per warrant, pursuant to a consulting agreement.  The warrants are exercisable at $0.50 per share and expire on December 31, 2011.

On July 23, 2010, we issued warrants to purchase 270,000 restricted shares of our common stock at $0.10 per share.  These warrants were issued pursuant to a loan agreement which was executed in 2009, and expire on December 31, 2011.

On August 5, 2010, we issued warrants to purchase 100,000 shares of our restricted common stock for consideration of $0.005 per warrant, pursuant to a consulting agreement.  The warrants are exercisable at $0.50 per share and expire on December 31, 2011.

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

Subsequent Issuances

On October 7, 2010, a warrant holder, which is an affiliate of the Company, exercised 1,000,000 restricted warrants at a price of $0.10 per share for a total purchase price of $100,000, all of which was paid in cash.  The 1,000,000 restricted shares were issued on October 18, 2010.

We believe that the issuance of the above warrants is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipient, immediately prior to the issuance of the warrants, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  A representative of the recipient had the opportunity to speak with our management on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2010.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits

Exhibit		Filed	Incorporated by reference
number	Exhibit description	herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd.		8-K	2/18/08	3(i)(h)	3/10/08

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation		8-K	2/18/08	3(ii)(c)	3/10/08

3(ii)(d)	Amendments to Amended and Restated Articles of Incorporation and By-laws		8-K	9/30/10	(d)(i), (ii), (iii)(iv)	10/6/10

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

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

Date:  November 15, 2010