Form 10-K
period 2010-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2011-03-30
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $23,555,021.62 based on a share value of $0.38.

The number of shares of Common Stock, $0.001 par value, outstanding on March 21, 2011 was 117,069,141 shares.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

PREFACE

Contained herein, and taken into account in our December 31, 2010 consolidated financials, a restatement of third quarter 2010 revenue is addressed.  We call special attention to the sections of this document which completely address and account for the restatement:

Item 7.	Pages 26 and 27	Restatement of prior period information

Item 9A.	Pages 35 and 36	Controls and Procedures: Evaluation of Disclosure Controls and Procedures

Item 15.(b) iii.	Page 48	EXHIBITS, FINANCIAL STATEMENT SCHEDULES;
Exhibit 3(ii)(e) Form 8-K, dated March 28, 2011 “Restatement of Prior Period Financials”

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

Throughout this Annual Report references to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary, IET, Inc.

PART I

ITEM 1.	BUSINESS

Overview

Integrated Environmental Technologies, Ltd., incorporated in Delaware in 1999, and re-incorporated in Nevada in 2008, operates through its wholly-owned subsidiary, IET, Inc., with a principal place of business at its manufacturing and executive office facility at 4235 Commerce Street, Little River, South Carolina.

The Company is focused on the development, marketing and sale of equipment which utilizes an electrolytic process called ElectroChemical Activation (“ECA”) to produce high volumes of a carefully controlled Hypochlorous Acid (HC1O) solution (“Anolyte”) and an anti-oxidizing, mildly alkaline solution (“Catholyte”).

We produce and sell both our ECA equipment and related supplies and the Anolyte and Catholyte solutions it produces under the registered trademark EcaFlo®.

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

Oil and Gas Industry Applications

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

According to BEP, data collected from field operations where make-up water was treated with Excelyte® showed that the bacteria levels in the make-up waters were reduced below the threshold levels that would adversely impact fracturing fluids.  Perhaps more importantly, Excelyte® is considered non-hazardous by the U.S. Department of Transportation, requires the use of no protective equipment or special site safety measures, and once fully degraded, leaves no ecological damage to the wells or well sites.

The Company continues to be highly focused on working with BEP to commercialize Excelyte® in the oil and gas pressure pumping services industry.  The company’s Exclusive License and Distributor Agreement with Benchmark Energy Products, LLC continues to be in place.  Benchmark has reported to us that they have introduced the product to a major customer for lab testing, field-testing and limited commercial use and that they (BEP) are in negotiations to supply the product (Excelyte®) to that customer.  Benchmark has agreed to apprise our board of directors of its sales goals and prospects for the current year, as well as for 2012.

Agricultural Applications

The U.S. Department of Agriculture’s Codes for Federal Regulation allow for EcaFlo® Anolyte to be used in federally-inspected commercial plants producing meat, poultry, and egg products.  The Federal Drug Administration’s Codes for Federal Regulation allow for the use of EcaFlo® Anolyte in meatpacking and processing plants as an alternative to chlorine solutions.  In addition, the product has been registered by the National Science Foundation as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications.

Ever-increasing concerns relative to E. coli, salmonella, botulism, and other dangerous pathogens can be safely and effectively addressed through the use of EcaFlo® Anolyte.  EcaFlo® Anolyte could conceivably replace all applications for chlorine-related antimicrobials from an efficacy and efficiency standpoint.  Our commercialization of this product is premised upon compelling economics, given the low cost to produce the Anolyte and the environmentally friendly nature of the product.  EcaFlo® Anolyte can be as much as 100 times more efficient than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control. The product quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue, in addition to being effective for hard-surface disinfection within these same facilities.  The non-toxic and non-corrosive nature of EcaFlo® Anolyte make it an excellent replacement for quaternary ammonia and other hazardous chemicals currently in use.

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

Hard-Surface Disinfection Applications

EcaFlo® Anolyte (EPA Registration No. 82341) is a “hospital-level” disinfectant with many potential applications within the hard-surface disinfection market.  Such applications include, but are not limited to, retail stores, hospitals, universities, public school systems, veterinary clinics, cleaning services, food processing facilities, athletic departments and professional sports teams, medical research labs, transit authority subways and buses, grocery stores, and state, county and federal governments.  EcaFlo® Anolyte can be used safely and effectively anywhere hard surfaces are disinfected for the purpose of infectious disease control.  Due to ever-increasing concerns relative to MRSA (Methicillin-Resistant Staphylococcus Aureus), Swine Flu (H1N1 influenza virus), and other highly-infectious diseases, the potential for IET’s EcaFlo® equipment and solutions is growing.

Our Competition

We face formidable competition in every aspect of our business, and particularly from companies that seek to develop equipment that produces electro-chemically activated water or electrically activated water.

We also face competition from companies that sell biologically active solutions and products designed and developed for the synthesis of washing, disinfecting, and sterilizing.  The applications for this technology are many-fold and include any process requiring disinfection or water treatment.

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

Important competitive factors for our EcaFlo® products include product quality, consistency, environmental sensitivity, price, ease of use, customer service, and reputation.  Industry competition is based on the following:

•	Scientific and technological capability;
•	Proprietary know-how;
•	The protection of trade secrets;
•	The ability to develop and market processes;
•	Access to adequate capital;
•	The ability to attract and retain qualified personnel; and
•	The availability of patent protection.

We believe that we compete favorably on the factors described above. However, our industry is continuously evolving and is becoming increasingly competitive.  Larger, more established companies than us are increasingly focusing on ECA technology businesses that directly compete with us.

Government Regulation and Environmental Laws

In 2005, Congress exempted hydraulic fracturing from the Safe Drinking Water Act, or the SDWA.  Recently, proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing.  Both the United States House of Representatives (H.R. 2766) and Senate (S. 1215) are considering the Fracturing Responsibility and Awareness of Chemicals Act, (the “FRAC Act”), and a number of states are looking to more closely regulate hydraulic fracturing.  The FRAC Act would require companies to gain approval from the U.S. Environmental Protection Agency (“EPA”) before using hydraulic fracturing to enhance production of oil and natural gas wells.  The bill would also require companies to make public the chemicals they use in fracturing.  In all, 48 House members have signed on as co-sponsors of the FRAC Act; yet, it is unclear how much support the proposal will get in Congress or the White House.  The 111th United States Congress adjourned on January 3, 2011, without taking any significant action on the FRAC Act.  In addition, the FRAC Act has not yet been introduced to either chamber of the 112th United States Congress.

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

Personnel

We currently employ eleven full-time, permanent employees.  Our employees are engaged in management, marketing and sales, engineering, production, and accounting and administrative services.

Consultants

3GC, Ltd.  On August 1, 2007, we entered into a consulting agreement with Gary J. Grieco, President of 3GC, Ltd., wherein Mr. Grieco agreed to provide expertise in the matter of stock sales and market support for the Company.  The original term of the agreement began on July 1, 2007 and terminated on December 31, 2007.  We entered into a subsequent consulting agreement with 3GC on January 31, 2008 for a term of six months.  We agreed to compensate 3GC with $2,500 per month plus reimbursement for travel and expenses incurred in the performance of the agreement.  Both parties agreed to extend the agreement on a month-to-month basis.  On December 1, 2009, we entered into an addendum to the consulting agreement, whereby compensation was increased to $3,000 per month, and the term was extended through December 31, 2010.  As further compensation, the Company issued 500,000 warrants to purchase our restricted common stock at $0.25 per share, which expired on December 31, 2010.  On February 26, 2010, this agreement was terminated, and on March 1, 2010, the Company entered into an Investor Relations Consulting Agreement with 3GC, Ltd., whereby 3GC agreed to facilitate an aggressive, coordinated investor relations program for the purpose of gaining market recognition and increasing share value.  The term of this agreement was six months, expiring September 1, 2010, and compensation was set at $6,000 per month.  This agreement was amended on May 19, 2010 to decrease the monthly compensation to $4,500 per month, and amended further on September 1, 2010 to extend the term on a month-to-month basis.

On November 1, 2009, we entered into an Independent Sales Representative Agreement with 3GC, Ltd., in which the Company appointed 3GC as a non-exclusive sales representative for international markets outside the oil and gas industry, with a focus on European markets.  The Company agreed to compensate 3GC with 10% of the total first sale of the product into a new territory, and 5% for subsequent sales.  The Company further agreed to issue to 3GC 2,000,000 warrants to purchase restricted shares of our common stock at $0.10 per share, which expired December 31, 2010.  This agreement was terminated on May 19, 2010.

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

Catalyst Financial Resources, LLC.  On February 25, 2010, we entered into a consulting agreement with Catalyst Financial Resources, LLC (“Catalyst”), wherein Catalyst agreed to provide the Company with investor and public relations services.  The term of the agreement is for twelve months.  We agreed to compensate Catalyst with $10,000 upon execution of the agreement and a monthly fee of $5,000 for the first six months, and $7,000 per month thereafter, payable in advance on the 15th of each month.  The Company further agreed to compensate Catalyst with warrants to purchase 225,000 shares of common stock with piggy-back registration rights, exercisable at $0.28 per share through February 25, 2013.

Research and Development

We continue to work with Coastal Carolina University and their Water Quality Lab to expand our research into the applications and delivery systems for the fluids produced by the EcaFlo® devices.  Utilizing anticipated revenue streams and profit margins, we concentrate on selective markets to maximize returns on R&D investment.  We continue to be dedicated to identifying and making quality improvements to our EcaFlo® systems, the components utilized in our EcaFlo® systems, and the functionality between our EcaFlo® systems and the end use of the EcaFlo® solutions produced by our EcaFlo® equipment.  Component and equipment testing and value engineering in our research and development program have resulted in continued improvement in our ability to complete our goals and enter our markets with specific EcaFlo® devices.  Our current research and development effort is focused on a new generation of equipment with larger production capacities and higher concentrations of active ingredient.  This is a result of customer demand and is now achievable due to our own engineered, proprietary, patent-pending electrolytic cell design that has improved reliability, consistency, quality, repeatability and concentration of solutions over the cells sourced from our previous supplier.  Our new electrolytic EC-100 cell which is built in-house by IET personnel has been undergoing evaluation and improvement throughout 2010 and is the necessary backbone for our larger system designs.  Recent research and development efforts include methods to increase product shelf life and the use of foaming agents with our EcaFlo® Anolyte and Catholyte solutions in food processing, animal husbandry, cleaning, and sanitizing applications.

Current research initiatives are centered on providing specific water quality regulatory agencies with reports that will serve to quell any question that may arise regarding the potential of negative impact on the environment (i.e.: estuary) associated with the use of EcaFlo® Anolyte and Catholyte solutions.  We are finding that, through the use of test data and technical expertise, we are able to better educate environmental regulators and gain their support and endorsement for certain ECA applications within the storm water treatment industry, the petroleum industry, and with food and beverage safety control agencies.

We are continuing our research to identify opportunities where we can provide our innovative technology in value-added services within retail stores, food and beverage production and processing industries, medical and healthcare markets, and the hospitality industry, as well as in homeland defense applications.

We are continuing to work together with Coastal Carolina University, as well as independent laboratories and other universities associated with several of our customers’ specific research requirements, to develop a more comprehensive approach to documenting test results that pertain to the use of EcaFlo® solutions in a plethora of applications, including recent testing for retail (big box) store applications.

Research conducted through a joint agreement between IET and Coastal Carolina University (CCU) was recently published in the International Journal of Food Microbiology.  Postharvest management of gray mold and brown rot on surfaces of peaches and grapes using electrolyzed water evaluated the potential use of near-neutral electrolyzed oxidizing water to inactivate pure cultures of Botrytis cinerea and Monilinia fructicola and to mitigate fungal infection of these organisms on fruit surfaces.  The results of this study suggest that these solutions may prove to be effective for postharvest sanitation of fruit surfaces prior to packaging and may increase the shelf life of the fruit in commercial settings.  This type of research is instrumental for IET to open up marketing channels where EcaFlo® Anolyte solutions can be deployed.  Application-specific research directly targets respective markets and is the introduction needed to enter those respective markets.  Controlling postharvest fungus on grapes and peaches allows growers, shippers and wholesalers to better protect their produce before it reaches the marketplace.  Additionally, protecting the produce at the market keeps it fresher longer before it is finally purchased by the consumer.  This product can help reduce the approximately $33 billion per year of U.S. crop losses due to plant pathogens.  Vineyards, peach growers, and grocery store chains are direct beneficiaries of utilizing and implementing this research.  IET and CCU research titled Reduction of bacteria on spinach, lettuce, and surfaces in food service areas using neutral electrolyzed oxidizing water was published in 2008 in Food Microbiology.  That journal article helped to open up doors and market EcaFlo® equipment and solutions to leafy produce processors and school systems.  Additional research by IET and CCU on preharvest strawberry applications has been conducted and submitted for publication.

Further research and development efforts will be implemented with our strategic university partners, working within the oil and gas and food safety industries, and with nationally-accredited research labs.  We view research and development as an integral portion of our product development plan and will use the measurable outcomes from research projects as catalysts for market development. The results of this research guide us in determining what to further implement into our EcaFlo® equipment designs.

The United States Environmental Protection Agency (“EPA”) has required investigations of the scientific data relative to our EcaFlo® Anolyte product, as well as requiring a full battery of independent, Company-sponsored, lab testing which was performed by fully-certified, EPA-approved labs.  Based on the results of this extensive research, we were granted a U.S. EPA Product Registration of EcaFlo® Anolyte on August 18, 2008 (Registration Number 82341-1).  This product is a highly effective, “green” biocide that may be used for hard-surface disinfection for many applications, including medical, dental, veterinary, schools, gyms and sports equipment, bacteria control for food safety, oil and gas, water treatment, and infection control.  This registration process allows us to make important marketing and efficacy claims about our EcaFlo® Anolyte product and its ability to be used as a high-level (hospital) disinfection/antimicrobial product.  Additionally, the EPA Product Registration allows us to commercially distribute EcaFlo® Anolyte by container, as well as for use on-site where produced.  In addition, the EPA, as a result of additional laboratory testing using Association of Official Agricultural Chemists (“AOAC”) protocols, has allowed us to add MRSA-specific claims to our product registration label.

Benchmark, along with a service company, reports that they have performed thorough oilfield bacteria testing in a third-party, independent lab and field testing of Excelyte® to ascertain specific comparison data between Excelyte® and traditionally-used oilfield chemicals.  We have been advised by Benchmark that the results of this testing have pinpointed specific uses for Excelyte® beyond the use for frac waters, which expand the known oilfield market through additional applications.

On May 6, 2010, we converted our provisional patent application to a patent application with the U.S. Patent and Trademark Office and the Canadian Intellectual Property Office for our EcaFlo®-specific electrolytic cell.  Further development of EcaFlo® system components will be on-going to improve the efficiency and reliability of our EcaFlo® equipment system.

Our research and development costs totaled approximately $6,995 and $8,700 in 2010 and 2009, respectively.

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

IET continues to attempt to facilitate discussions toward reaching a mutually acceptable agreement regarding the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement; however, Benchmark and the Company have been unable to come to such an agreement at this point.

Supply Agreement with D2W2, LLC

On June 6, 2008, we entered into a supply agreement with D2W2, LLC, wherein D2W2 agreed to purchase our EcaFlo® equipment for resale.  The term of the agreement commenced on June 6, 2008 for a period of two years, and was automatically renewed for a full five-year term based on satisfactory marketing, testing and sales progress made by D2W2.  This agreement shall continue thereafter, year to year, upon the same terms and conditions, unless either party notifies the other that it wishes to renegotiate or terminate.

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

Exclusive License Agreement with Eur-Eca, Srl.

On November 12, 2009, we finalized a license agreement with Atlas Developpement, S.A. (“Atlas”), a Geneva, Switzerland holding company, wherein we granted the exclusive right, license and authority to market, sell and distribute EcaFlo® equipment and solutions for use in all markets except oil and gas in the country of France.  The agreement provides for per liter technology fees, paid to IET on the EcaFlo® fluids sold by Atlas, for a period consistent with the license period.  The initial term of the agreement is one year.  On June 8, 2010, the Company entered into an amended Technology License and Supply agreement, whereby these market territory rights, as well as rights of first refusal for certain other European countries, were assigned to Eur-Eca, Srl.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are available for review through the SEC’s Electronic Data Gathering Analysis and Retrieval (EDGAR) system, which is publicly accessible through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three quarters of each fiscal year.  You may contact the Securities and Exchange Commission (SEC) at 1-800-SEC-0330 or you may read and copy any reports, statements or other information that we file with the SEC at the SEC’s public reference room at the following location:

Public Reference Room
100 F. Street, N.W.
Washington, D.C. 20549-0405
Telephone 1(800)-SEC-0330

ITEM 1A.	RISK FACTORS

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2010, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through sales-generated revenue, through future equity private placements, with traditional financing firms, with an industry partner, or through debt facilities.

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

Our corporate headquarters and main production facility are located at 4235 Commerce Street in Strand Industrial Park, Little River, South Carolina.  The building is approximately 12,000 square feet and is located on two lots, and provides physical facilities deemed adequate for our presently anticipated needs.  We lease this facility for $71,291 per year, which lease by its current terms is scheduled to expire on January 1, 2014.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2010		2009
	High	Low	High	Low
1st Quarter	0.29	0.17	0.072	0.036
2nd Quarter	0.65	0.26	0.075	0.04
3rd Quarter	0.54	0.27	0.115	0.04
4th Quarter	0.32	0.12	0.28	0.045

Holders of Common Stock

As of March 21, 2011, we had 134 registered stockholders of record (not including beneficial stockholders listed under CEDE and Company) of the 117,069,141 shares outstanding.  The closing bid price for our common stock on March 21, 2011 was $0.10.

Dividends

The Board of Directors has not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time nor does it contemplate paying dividends in the foreseeable future;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors has not approved the issuance of a stock dividend.

Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

We have reserved for issuance an aggregate of 2,000,000 shares of common stock under our 2002 Stock Option Plan, which we adopted in July of 2002.  As of December 31, 2010, 1,075,000 options had been granted under this plan, and 925,000 options remain to be granted.

Officers (including officers who are members of the Board of Directors), directors (other than members of the stock option committee if established to administer the stock option plan) and other employees and consultants and its subsidiaries (if established) are eligible to receive options under the stock option plan.  The committee, if established, or the Board of Directors, if not established, will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised.  No options may be granted more than ten years after the date of the adoption of the stock option plan.

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

2004 Consultant and Employee Stock Compensation Plan

Effective January 21, 2004, we adopted the 2004 Consultant and Employee Stock Compensation Plan.  The maximum number of shares initially available pursuant to the plan was 500,000 shares.  On December 27, 2004, we amended the compensation plan to make available an additional 4,000,000 shares of common stock.  As of December 31, 2010, 4,203,684 shares had been granted under this plan, and 296,316 shares remain to be granted.

2010 Stock Incentive Plan
On September 30, 2010, the shareholders approved the 2010 Stock Incentive Plan, which includes a total of 10,000,000 shares of common stock, issuable in the form of incentive options, non-qualified options and restricted common stock to employees, board members, and service providers.  As of December 31, 2010, no options or shares had been granted under this plan.

Equity Compensation Plans Information

We maintain the 2002 Stock Option Plan, the 2004 Consultant and Employee Stock Compensation Plan, and the 2010 Stock Incentive Plan to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock.  The following table sets forth information as of December 31, 2010 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	0	$--	10,000,000

Equity compensation plans not approved by stockholders	0	$0.116	1,221,316	(1)

Total	0	$0.116	11,221,316
(1)	Includes 925,000 options from the 2002 plan, 296,316 shares from the 2004 plan, and 10,000,000 shares from the 2010 plan available for issuance.

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

Recent Sales of Unregistered Securities

A.	Stock Issuances Pursuant to Subscription Agreements

During the year ended December 31, 2010, we issued a total of 180,000 shares of our restricted common stock to two (2) non-affiliated accredited investors.  The accredited investors purchased the 180,000 shares between January and March of 2010 for a total purchase price of $18,000, all of which was paid in cash.

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

B.	Stock Issuances to Employees and Directors

On February 2, 2010, we issued a total of 450,000 shares of our restricted common stock to the following employees and directors pursuant to the Company’s existing stock option plans:

Name	Title	Number of Shares
William E. Prince	Employee & Director	255,000
Marion C. Sofield	Employee & Director	130,000
S. Larry Jones	Employee	25,000
Timothy W. Shields	Employee	12,500
Stuart A. Emmons	Employee	7,500
Valgene Dunham	Director	5,000
E. Wayne Kinsey, III	Director	5,000
David N. Harry	Director	5,000
Sheryl B. Marsh	Employee	5,000

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

C.	Stock Issuances Pursuant to the Exercise of Options and Warrants

On January 13, 2010, Valgene Dunham, a Director of the Company, exercised 10,000 options at a price of $0.11 per share for a total purchase price of $1,100, all of which was paid in cash.  The 10,000 shares were issued on January 14, 2010.

On January 20, 2010, a non-affiliated warrant holder exercised 123,214 warrants through a cashless exercise by tendering to us its warrant to purchase 150,000 shares, thereby using the 26,786 remaining warrant shares to satisfy the exercise price.  The 123,214 shares were issued on January 20, 2010.

On March 30, 2010, a non-affiliated, accredited warrant holder exercised 150,000 warrants at a price of $0.10 per share for a total purchase price of $15,000, all of which was paid in cash.  The 150,000 shares were issued on March 30, 2010.

On April 7, 2010, a non-affiliated warrant holder exercised 68,478 warrants through a cashless exercise by tendering to us its warrant to purchase 150,000 shares, thereby using the 81,522 remaining warrant shares to satisfy the exercise price.  The 68,478 shares were issued on April 26, 2010.

On April 8, 2010, a warrant to purchase 200,000 shares at a price of $0.05 per share, for a total purchase price of $10,000, was exercised by an accredited non-affiliate.  The 200,000 shares were issued on April 26, 2010.

On April 12, 2010, warrants to purchase 530,000 shares at a price of $0.10 per share, for a total purchase price of $53,000, were exercised by an accredited non-affiliate.  The 530,000 shares were issued on April 15, 2010.

On April 15, 2010, a non-affiliated, accredited warrant holder exercised 500,000 warrants at a price of $0.10 per share for a total purchase price of $50,000.  The 500,000 shares were issued on April 26, 2010.

On April 30, 2010, a warrant to purchase 500,000 shares at a price of $0.10 per share, for a total purchase price of $50,000, was exercised by an accredited non-affiliate.  The 500,000 shares were issued on May 12, 2010.

On May 12, 2010, a warrant to purchase 200,000 shares at a price of $0.10 per share, for a total purchase price of $20,000, was exercised by an accredited non-affiliate.  The 200,000 shares were issued on May 17, 2010.

On May 28, 2010, a warrant to purchase 140,000 shares at a price of $0.10 per share, for a total purchase price of $14,000, was exercised by an accredited non-affiliate.  The 140,000 shares were issued on June 21, 2010.

On June 7, 2010, Valgene Dunham, a Director of the Company, exercised 15,000 options at a price of $0.11 per share for a total purchase price of $1,650, all of which was paid in cash.  The 15,000 shares were issued on June 10, 2010.

On October 7, 2010, an affiliated, accredited warrant holder exercised 1,000,000 warrants at a price of $0.10 per share for a total purchase price of $100,000.  The 1,000,000 shares were issued on October 18, 2010.

On December 6, 2010, a warrant to purchase 1,500,000 shares at a price of $0.10 per share, for a total purchase price of $150,000, was exercised by an accredited affiliate.  The 1,500,000 shares were issued on December 20, 2010.

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

D.	Stock Issuances Pursuant to Convertible Notes and Debenture Agreements

On January 6, 2010, we issued 6,264,329 shares of our restricted common stock to two (2) affiliated, accredited convertible note holders pursuant to their conversion of $626,432 of accrued principal and interest due under their convertible notes, at a conversion rate of $0.10 per share, on December 31, 2009.

On February 25, 2010, we issued 962,000 shares of our common stock to certain non-affiliated, accredited debenture holders pursuant to their conversion of $240,500 of principal amounts due under their debenture agreements, at a conversion rate of $0.25 per share, on February 12, 2010.

On March 11, 2010, we issued 106,740 shares of our restricted common stock to certain non-affiliated, accredited note holders pursuant to their conversion of $26,685 of accrued interest under their convertible notes, at a conversion rate of $0.25 per share, on March 5, 2010.

On April 15, 2010, we issued 128,000 shares of our common stock to certain non-affiliated, accredited debenture holders pursuant to their conversion of $32,000 of principal amounts due under their debenture agreements, at a conversion rate of $0.25 per share, on March 1, 2010.

On September 7, 2010, we issued 68,665 shares of our common stock to certain non-affiliated, accredited debenture holders pursuant to their conversion of $27,466 of principal and interest amounts due under their debenture agreements, at a conversion rate of $0.40 per share, on or about August 31, 2010.

On October 14, 2010, we issued 100,950 shares of our common stock to a non-affiliated, accredited convertible note holder pursuant to their conversion of $20,169.86 of accrued principal and interest due under their convertible note, at a conversion rate of $0.1998 per share, on October 11, 2010.

On October 20, 2010, we issued 207,521 shares of our common stock to a non-affiliated, accredited convertible note holder pursuant to their conversion of $40,383.56 of accrued principal and interest due under their convertible note, at a conversion rate of $0.1946 per share, on October 15, 2010.

On November 22, 2010, we issued 258,277 shares of our common stock to a non-affiliated, accredited convertible note holder pursuant to their conversion of $40,756.16 of accrued principal and interest due under their convertible note, at a conversion rate of $0.1578 per share, on November 18, 2010.

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

E.	Stock Issuances Pursuant to Consulting Agreements with Accredited Non-Affiliates

On April 16, 2010, we authorized the issuance of 200,000 shares for a total purchase price of $200, in connection with a consulting agreement.  The 200,000 shares were issued on April 26, 2010.

On October 27, 2010, we authorized the issuance of up to 200,000 restricted shares of our common stock in connection with a consulting agreement.  Of this amount, 50,000 shares were issued on December 6, 2010 and 50,000 shares were issued on December 20, 2010.

On December 9, 2010, we authorized the issuance of 135,000 shares in connection with a consulting agreement.  The 135,000 shares were subsequently issued on January 6, 2011.

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

F.	Warrant Issuances

On February 25, 2010, our Board of Directors approved the issuance of 225,000 warrants to purchase shares of our restricted common stock to an accredited non-affiliate pursuant to an independent consulting agreement.  The warrants are exercisable at $0.28 per share and expire on February 25, 2013.

On March 5, 2010, the Board of Directors approved the issuance of 200,000 warrants to purchase shares of our restricted common stock at $0.10 per share expiring June 30, 2012, and 100,000 warrants to purchase shares of our restricted common stock at $0.10 per share expiring July 6, 2012, to accredited non-affiliates as additional consideration for loans received in 2009.

On April 1, 2010, our Board approved the issuance of warrants to purchase 400,000 shares of our common stock at $0.30 per share.  These warrants expire December 31, 2011, and were issued to an accredited non-affiliate in connection with a consulting agreement.

On April 8, 2010, our Board of Directors approved the issuance of warrants to purchase 150,000 shares of our restricted common stock to an accredited non-affiliate pursuant to a loan agreement.  The warrants were exercisable at $0.60 per share through December 31, 2010, or at $1.00 per share through their June 1, 2011 expiration date.

On April 16, 2010, in connection with our 8% debenture agreements, the Board of Directors approved the issuance of a total of 250,000 warrants to purchase shares of our restricted common stock to accredited non-affiliates.  Since these warrants were not exercised by December 31, 2010, the exercise price per share has increased from $0.75 to $1.20 through their December 31, 2011 expiration date.

On June 15, 2010, our Board approved the issuance of warrants to purchase up to 10,000,000 shares of our common stock in connection with our New Market Facilitation Program.  The board established parameters within which the warrants were to be issued, including restriction of the exercise price to not less than 125% of the closing price of our common stock on the last day of trading prior to the date the recipient is retained by the Company, and a limit to the term of no more than two years from the date of issuance.  In the year ended December 31, 2010, we issued to accredited non-affiliates a total of 600,000 warrants to purchase shares of our restricted common stock at $0.50 per share, and 300,000 warrants to purchase shares of our restricted common stock at $1.00 per share, all expiring December 31, 2011, for a total purchase price of $4,500.

On July 23, 2010, the Board of Directors approved the issuance of warrants to purchase 270,000 shares of our restricted common stock at $0.10 per share, expiring December 31, 2011, to an accredited non-affiliate as additional consideration for a loan received in 2009.

On December 9, 2010, as additional consideration for the acceptance of a Settlement and Prepayment Agreement, our Board approved the issuance to an accredited non-affiliate of warrants to purchase 185,000 shares of our restricted common stock at $0.50 per share, expiring November 30, 2013.

On December 9, 2010, the Board of Directors approved the issuance of warrants to purchase 1,500,000 shares of our restricted common stock at $0.20 per share, expiring December 9, 2015, to an accredited affiliate as additional consideration for the exercise of existing warrants.

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

Subsequent Issuances

A.	Stock Issuances Pursuant to Subscription Agreements

As of March 29, 2011, we issued a total of 8,437,500 shares of our restricted common stock to eight (8) non-affiliated, accredited investors.  The accredited investors purchased a total of 45 units of a private offering (each unit consisting of 187,500 shares of our common stock and warrants to purchase 187,500 shares of our common stock) for a total purchase price of $765,000, all of which was paid in cash.

We believe that the issuance and sale of the above 8,437,500 shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions.  There were no commissions paid on the issuance and sale of the shares.

B.	Warrant Issuances

On January 26, 2011, our Board of Directors approved the issuance of 2,000,000 warrants to purchase shares of our restricted common stock at $0.10 per share, and 500,000 warrants to purchase shares of our restricted common stock at $0.25 per share, all expiring December 31, 2011, in connection with the renewal of an Independent Sales Representative Agreement with a non-affiliated, accredited consultant.

As of March 29, 2011, as part of the sale of units, each unit consisting of warrants to purchase 2,390,625 shares at $0.20 per share, 2,390,625 shares at $0.25 per share, 2,390,625 shares at $0.35 per share, and 2,390,625 at $0.50 per share, we issued warrants to purchase a total of 8,437,500 shares of our restricted common stock to eight (8) non-affiliated, accredited investors.  The accredited investors purchased a total of 45 units of a private offering (each unit consisting of 187,500 shares of our common stock and warrants to purchase 187,500 shares of our common stock) for a total purchase price of $765,000, all of which was paid in cash.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2010.

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

OVERVIEW AND OUTLOOK

Integrated Environmental Technologies, Ltd. is a life sciences-focused technology company that commercializes innovative technologies which are focused on the enhancement of the environment and the health, safety, and well-being of current and future generations.  Our wholly-owned subsidiary, IET, Inc., designs, manufactures, markets, sells, and installs proprietary EcaFlo® equipment, featuring electro-chemical activation (“ECA”) technology, in the United States and throughout the world.  IET’s EcaFlo® technology is a disruptive technology in that it requires customers to re-think the manner in which traditional, hazardous chemicals are utilized in day-to-day cleaning, sanitizing and disinfecting.

Overview

Our Revenues:

The core of our business is the ECA technology.  Our equipment and the solutions our equipment produces remain the focus of our revenue strategy.  ECA technology is a process of passing a diluted saline solution and ordinary water through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as Catholytes and Anolytes.  We produce and sell ECA equipment and related supplies under the EcaFlo® trade name, and in addition we sell and distribute the solutions produced by our equipment through dealers and distributors under the EcaFlo® Anolyte (EcaFlo® Excelyte®, as trademarked by Benchmark Energy Products, LLC) and EcaFlo® Catholyte trade names.  Under certain commercial agreements, we sell equipment and support for a fixed price and then receive ongoing payments (royalties) for solutions produced under the agreement.

At the end of 2010, we determined that our sales of EcaFlo® equipment were being impacted (i.e.: delayed) due to the economic recession and because our customers were experiencing certain capital expense restrictions in their own operations.  We developed a new business model to address this situation, called the Systems Service Agreement model.  Our new business model contains three different manners by which our customers may immediately obtain the benefits of utilizing our EcaFlo® solutions as generated by our EcaFlo® equipment:

1)	Traditional Sales – sale of EcaFlo® devices to customers;
2)
Systems Service Agreement – “place” EcaFlo® devices with customers under a period-of-time (monthly for “x” months) contract; the monthly charge for IET’s EcaFlo® equipment includes use of the machine, service, and technology fee charges, and IET maintains ownership of the equipment.  In this manner, customers can immediately begin saving money by replacing traditionally-used chemicals with EcaFlo® solutions, at a cost-savings with no capital expenditure on their part; and

3)	Dealer/Distributor – a continuation of our EcaFlo® equipment and solutions sales through our existing and expanding Dealer/Partner network.

We have been highly focused on commercialization of our EcaFlo® products in the oil and gas industry, with marked progress during 2010 as our dealer/distributor Benchmark Energy Products, LLC (“BEP”) successfully provided our fluids as their branded product called “Excelyte®” for use in the hydraulic fracture of natural gas wells.  Since initial tests began, it has been consistently demonstrated that “Excelyte®” can be successfully used as a “GREEN” biocide for down-hole fracs, and the mixtures have been proven to be more effective – and safer – than other, competing chemical technologies.  BEP currently owns nineteen EcaFlo® devices, located in two separate regional distribution centers owned and operated by BEP.  We seek productive dialogue with BEP in order to gain better insight into this slow-to-change market so that we may better prepare our financial forecasts and make appropriate commercialization plans.

Our solutions have developed strong commercial interest and substantial market potential:

•	EcaFlo® Anolyte – a strong oxidizing solution formed from naturally occurring elements that kills unwanted microorganisms and pathogens, and
•	EcaFlo® Catholyte – an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.

EcaFlo® Anolyte, an EPA-registered product, could potentially replace all applications for chlorine-related antimicrobials from an efficacy and efficiency standpoint. Our commercialization of this product is premised upon the compelling economics, given the low cost to produce Anolyte and the environmentally friendly nature of the product. The product can be as much as 100 times more effective than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control. The product quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue.

Outlook

After several years of product and market development, we have seen strong, but fluctuating, demand for our current generation equipment from commercial users (service companies) in the oil and gas industry.  We are focusing on entry into national retail chains, food stores, and agricultural product centers.  In addition, we continue our agricultural market plans with the considerable research and development capacities and support of Dole Vegetables.  Our sales and marketing plans have always included sales of EcaFlo® equipment to other customers who specialize in, and often dominate, niche markets.

We have incurred losses since inception.  For the fiscal year ended December 31, 2010, we had a net loss of $2,170,906 as compared to a net loss of $2,798,404 for the fiscal year ended December 31, 2009.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Management will closely monitor the costs associated with its operations in order to minimize capital shortages.  As we continue to expand operational activities and develop our new Systems Service Agreement plan, we anticipate experiencing positive cash flows from operations in future quarters.  Debt borrowings and equity raises have been utilized in the past and may be considered in the future, if determined to be required.

Restatement of certain prior period information

Based upon having received an executed sales contract and purchase order and having equipment built for international specifications and on our loading dock awaiting international shipping details that were to be provided by our customer, we concluded that a sale had occurred and we recorded a sale of $100,000 and cost of goods sold of $25,127.  At that time, we believed the ownership of the equipment was transferred from the Company to the customer as they were making the arrangements for shipping.  Our customer has advised us that they want to delay the shipment until they can complete negotiations to obtain the international license to sell our products from the holder of the license, which they believed had been completed when they executed the sales contract.

Based upon this information, William E. Prince, the Company’s President, CEO and Chairman of the Board, decided, with the concurrence of our auditor and the Board of Directors, that the filing of a Form 8-K in order to restate our financials reported for the third quarter of 2010 was an appropriate action.  This Form 8-K was filed March 28, 2011.

The details of the restatement of the Form 10-Q for the period ended September 30, 2010 are as follows:

	As Originally Filed	Correction	As Restated
Balance sheet at September 30, 2010:

Assets:
Accounts receivable	$363,933	$(100,000)	$263,933
Inventory	192,480	25,127	217,607
Shareholders’ equity (deficit)	$(12,560,064)	$74,873	$(12,634,937)

Statement of operations for the three months ended September 30, 2010:
Sales	$172,116	$(100,000)	$72,116
Cost of sales	52,808	(25,127)	27,681
Gross profit	119,308	(74,873)	44,435
Net loss	$(531,650)	$(74,873)	$(606,523)

Statement of operations for the nine months ended September 30, 2010:
Sales	$812,365	$(100,000)	$712,365
Cost of sales	262,264	(25,127)	237,137
Gross profit	550,101	(74,873)	475,228
Net loss	$(1,228,613)	$(74,873)	$(1,303,486)

We have fully updated all affected portions of these financial statements on Form 10-K for the year ended December 31, 2010 to reflect the restatements and corrections described above.

Results of Operations for the Fiscal Year Ended December 31, 2010 and 2009

The following table summarizes selected items from the statement of operations at December 31, 2010 compared to December 31, 2009.

SALES AND COST OF GOODS SOLD:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Sales	$768,339	$295,686	$472,653	160%
Licensing Fees	68,407	52,269	16,138	31%
Total Revenue	836,746	347,955	488,791	140%

Cost of Goods Sold	290,292	158,648	131,644	83%

Gross Profit	546,454	189,307	357,147	189%

Gross Profit Percentage of Sales	65%	54%	--	11%

Sales

Our sales for the fiscal year ended December 31, 2010 were $836,747 compared to sales of $347,955 in the fiscal year ended December 31, 2009.  This resulted in an increase in sales of $488,791, or 140%, from the same period a year ago.  The increase in sales was as a result of continuing to develop opportunities in targeted markets such as with our Canadian dealer that specializes in the agricultural market, as well as the placement by Benchmark Energy Products of ten EcaFlo® units in their Millwood, West Virginia Regional Distribution Center in anticipation of product deployment in the Marcellus Shale Region.

According to our oil and gas distributor, Benchmark Energy Products, they continue to market Excelyte® (Benchmark’s product name for EcaFlo® Anolyte), to the oil and gas industry, but the industry, which is resistant to change, continues to use several “old technology” biocides developed during the past 30 years.  Benchmark reports having spent significant time and resources educating the industry about the benefits of Excelyte® versus the older biocides.  The company’s Exclusive License and Distributor Agreement with Benchmark Energy Products, LLC continues to be in place.  Benchmark has reported to us that they have introduced the product to a major customer for lab testing, field-testing and limited commercial use and that they (BEP) are in negotiations to supply the product (Excelyte®) to that customer.  Benchmark has agreed to apprise our board of directors of its sales goals and prospects for the current year, as well as for 2012.

IET continues to attempt to facilitate discussions toward reaching a mutually acceptable agreement regarding the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement; however, Benchmark and the Company have been unable to reach such an agreement at this point.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the fiscal year ended December 31, 2010 was $290,292, an increase of $131,644, or 83% from $158,648 for the fiscal year ended December 31, 2009.  The increase in our cost of sales is as a result of an increase in sales for this period.  The cost of sales did increase less as a percentage of sales, and we anticipate this trend to continue as sales volumes increase.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.

Gross profit margins increased by 11% from the prior fiscal year due to our continued efforts to find the most cost-effective components for our equipment.

EXPENSES:

	Fiscal Year Ended December 31,		Increase (Decrease)
	2010	2009		$	%
Expenses:
Professional and administrative fees	$793,776	$495,222	$298,554		60%
Salary	806,886	613,428	193,458		32%
Depreciation and amortization	7,595	1,074	6,521		607%
Office and miscellaneous	606,611	454,526	152,085		33%
Total operating expenses	2,214,868	1,564,250	650,618		42%
Loss from operations	(1,668,414)	(1,374,943)	293,471		21%

Other income (expense):
Interest expense	(502,492)	(1,423,461)	(920,969)		(65%)
Total other expenses	(502,492)	(1,423,461)	(920,969)		(65%)
Net loss	$(2,170,906)	$(2,798,404)	$(627,498)		(22%)

Professional and Administrative Fees

Professional and administrative fees for the fiscal year ended December 31, 2010 were $793,776, an increase of $298,554, or 60%, from $495,222 for the fiscal year ended December 31, 2009.  The increase in professional and administrative fees was the result of utilizing the services of financial consultants to assist us in developing plans for financings and to consultants for assistance with investor relations and market awareness of our company’s progress.  Historically, we have endeavored to reduce the use of outside consultants; however, we recognize that entry into certain markets will be expedited if we receive some assistance for areas of our business development.  This assistance is best provided by supporters of IET’s goals who have a relationship with decision-makers within target markets.

Salary Expense

Salary expense for the fiscal year ended December 31, 2010 was $806,886, an increase of $193,458, or 32%, from $613,428 for the fiscal year ended December 31, 2009.  The increase in salary expense was the result of having had a period in which we increased our production and administrative staff, as well as the issuance of stock compensation to board members and certain employees pursuant to the terms of contractual agreements for 2008 and 2009.  We expect salary expense to increase in the future as the Company grows and as sales volumes increase.  We may need to continue issuing stock and stock options in exchange for services and adequate personnel compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense for the fiscal year ended December 31, 2010 was $7,595, an increase of $6,521, or 607%, from $1,074 for the fiscal year ended December 31, 2009.  The increase in depreciation expense was the result of the purchase of additional depreciable equipment and recent building improvements.

Office and Miscellaneous Expense

Office and miscellaneous expense for the fiscal year ended December 31, 2010 was $606,611, an increase of $152,085, or 33%, from $454,526 for the fiscal year ended December 31, 2009.  The increase in office and miscellaneous expense was primarily the result of an increase in expenses necessary to meet the demand of our increased sales volume, such as engineering supplies and freight costs; an increase in travel associated with sales calls, attendance at conferences, and equipment commissioning; an increase in bad debt; and an increase in expenses related to licenses and permits, including registrations and certifications.

Loss from Operations

The loss from operations for the fiscal year ended December 31, 2010 was $1,668,414, versus a loss from operations of $1,374,943 for the fiscal year ended December 31, 2009, a change in loss from operations of $293,471.  The increase in the loss from operations was the result of increases in expenses for this period, as outlined above.

Interest Expense

Interest expense for the fiscal year ended December 31, 2010 was $502,492, a decrease of 920,969, or 65%, from $1,423,461 for the same period in 2009.  Our interest expense in 2010 decreased as a result of our having paid off a number of our convertible debentures and temporary working capital loans which were accruing interest in 2009.

Net Loss

Our net loss for the fiscal year ended December 31, 2010 was $2,170,906, a decrease of $627,498, or 22%, from $2,798,404 for the fiscal year ended December 31, 2009.  We continue to have a net loss, but believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

Electro-chemical activation (ECA) is the technology that drives our short-term and long-term plans, and is the center point of our EcaFlo® systems.  Our plan of operation focuses on continuing the process of commercialization of EcaFlo® equipment and EcaFlo® fluid solutions, known as EcaFlo® Anolyte and EcaFlo® Catholyte.

Our direct attention continues to be focused on providing our EcaFlo® devices to the markets at-hand:  the oil and gas industry, food safety and agricultural applications, storm-water treatment, water and wastewater treatment, and other hard-surface sanitation opportunities within the retail sector.  In many cases, clinical and laboratory and “bench” testing and research has moved forward into field trials and commercial uses by end-users.  Recently achieved positive results in field testing, specifically related to hard surface disinfection within retail stores, should result in increased revenues in future quarters.  As a new “green” product, regulatory constraints continue to provide unforeseen challenges, which we address and overcome systematically.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	December 31,	December 31,	Increase / (Decrease)
	2010	2009	$	%

Current Assets	$346,904	$1,034,152	$(687,248)	(66%)

Current Liabilities	920,887	888,743	(32,144)	(4%)

Working Capital (deficit)	$(573,983)	$145,409	$(719,392)	(494%)

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock to accredited investors, by borrowings, and through sales-generated revenue.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.  We will continue to consider financing opportunities with strategic industry partners.

As of December 31, 2010, we continue to use equity sales and debt financing, in addition to sales-generated revenue, to provide the capital we need to run the business.  In the future, we intend to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

Loans and Promissory Notes

On August 17, 2006, we received an unsecured loan of $25,000 from a shareholder at a variable interest rate.  Pursuant to the note agreement, we agreed to issue 100,000 shares of common stock as a loan fee.  On April 3, 2007, the shares were issued.  The remaining principal balance and interest were converted to restricted shares of the Company’s common stock at $0.25 per share on March 5, 2010.  The 106,740 shares were issued on March 10, 2010.

On August 19, 2009, we borrowed $590,000 from an affiliated, accredited company at an annual interest rate of 12%, plus a loan fee of $14,750, due on November 16, 2009.  In consideration for the loan, we agreed to issue 5,900,000 warrants exercisable for $0.10 per share, expiring on August 14, 2014.  The Lender was granted the right to convert the note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 2,950,000 warrants exercisable at $0.20 per share.  These warrants would be effective on the conversion date and would expire on August 14, 2014.  In the event that the principal and interest were not paid by the due date, the Company would have incurred a penalty of $3,000 per month until the balance was paid in full.  Furthermore, in the event that the principal and interest were not paid by February 16, 2010, the Lender would have had the right to convert the unpaid portion of the note, including interest, to restricted shares of the Company’s common stock at $0.05 per share, and a pro rata portion of the 5,900,000 warrants would have been exercisable at $0.05 per share.  On November 20, 2009, both parties executed an amendment to the promissory note, whereby the due date was extended to December 31, 2009.  As of December 31, 2009, the note and accrued interest totaling $615,992 were converted into 6,159,923 restricted shares of common stock.  These shares were issued on January 6, 2010.  Further, pursuant to the loan agreement, 2,950,000 warrants, exercisable at $0.20 per share and expiring August 14, 2014, were issued in consideration for this conversion.

On August 19, 2009, we borrowed $10,000 from an affiliated, accredited company at an annual interest rate of 12%, plus a loan fee of $250, due on November 16, 2009.  In consideration for the loan, we agreed to issue 100,000 warrants exercisable for $0.10 per share, expiring on August 14, 2014.  The Lender was granted the right to convert the note (including interest) to restricted shares of the Company’s common stock at $0.10 per share for additional consideration of 50,000 warrants exercisable at $0.20 per share.  These warrants would be effective on the conversion date and would expire on August 14, 2014.  In the event that the principal and interest were not paid by the due date, the Company would have incurred a penalty of $3,000 per month until the balance was paid in full.  Furthermore, in the event that the principal and interest were not paid by February 16, 2010, the Lender would have had the right to convert the unpaid portion of the note, including interest, to restricted shares of the Company’s common stock at $0.05 per share, and a pro rata portion of the 100,000 warrants would have been exercisable at $0.05 per share.  As of December 31, 2009, the note and accrued interest totaling $10,441 were converted into 104,406 restricted shares of common stock. These shares were issued on January 6, 2010.  Further, pursuant to the loan agreement, 50,000 warrants, exercisable at $0.20 per share and expiring August 14, 2014, were issued in consideration for this conversion.

On April 12, 2010, we entered into a promissory note agreement, whereby we borrowed $250,000 from a non-affiliated, accredited individual at an annual interest rate based on a publicly published base rate plus 3.25% (currently 9.825%), plus a loan fee of $2,500.  Pursuant to the terms of the note agreement, we agreed to issue warrants to purchase 150,000 restricted shares of our common stock at an exercise price of $0.60 per share through December 31, 2010, or $1.00 per share from January 1, 2011 through the warrant expiration date of June 1, 2011.  This note is secured by personal property of the Company and was due on November 1, 2010.  The loan is currently in default, although both parties are operating under a mutually acceptable informal extension.

On September 10, 2010, we entered into a convertible note and Exchange Agreement for $167,339, whereby a non-affiliated, accredited Lender purchased from certain debenture holders $164,500 in convertible debentures, plus accrued but unpaid interest, thereby correcting our default position on the previous 10% debentures.  The note accrued interest at a rate of 10% per annum, and had a term of one year.  The per share conversion price was established as the lesser of a) $0.40 and b) 80% of the average of the three lowest daily volume-weighted average sale prices for the Common Stock (VWAPs) during the twenty consecutive trading days immediately preceding the date on which the Holder elects to convert all or part of the Note.  We had a beneficial conversion totaling $41,835, which was expensed in the year ended December 31, 2010.  $100,000 of the loan amount, plus accrued but unpaid interest to date of $1,310, was converted into 566,748 shares of the Company’s common stock.  The remaining principal amount was paid in full on December 7, 2010.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2010, our cash balance was $65,660.  As the result of the receipt of funds associated with an equity raise as well as the collection of some Accounts Receivable, our cash balance as of March 21, 2011, including funds held in an escrow account awaiting disbursement to us, is $520,647.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sales of our common stock, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

Off-Balance-Sheet Arrangements.

As of December 31, 2010, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We experienced little pressure from inflation in 2010.  We anticipate fuel costs and possibly interest costs to increase in fiscal 2011 and 2012.  These additional costs may not be transferable to our customers, which could result in lower income in the future.

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

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815):  Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.

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
For information regarding these accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

We sell our products to customers in diversified industries and geographical regions.  During the year ended December 31, 2010, one customer, who is an affiliate, represented 72% of sales, and in 2009, three of our customers represented 26%, 24%, and 12% of sales.  We continually evaluate the creditworthiness of our customers, and we typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  Our management, including our Chief Executive Officer, does not expect that our disclosure controls or procedures will prevent all error.  A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our Chief Executive Officer and Principal Financial Officer, William E. Prince, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Prince concluded that our disclosure controls and procedures were not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As described elsewhere in this report, certain information included in our third quarter 2010 10-QSB was restated to correct a misstatement of sales and cost of goods sold.  In order to avoid any such misstatement in the future, Mr. Prince determined that it was necessary to add a new control objective in its disclosure controls and procedures, as described below.

Changes in Internal Control Over Financial Reporting

The following change was made in our internal control over financial reporting during our most recent fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:  the addition of a new control objective in our disclosure controls and procedures, in order to detect all aspects of revenue recognition.  Moreover, the addition of two new independent Directors to our Board of Directors will allow the establishment of an Audit Committee for additional oversight of future filings.

We have fully updated all affected portions of these financial statements on Form 10-K for the year ended December 31, 2010 to reflect the restatements and corrections described above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors currently consists of seven (7) directors:  two Class I Directors who will hold office for a three-year term, two Class II Directors who will hold office for a two-year term, and three Class III Directors who will hold office for a one-year term.

The officers serve at the pleasure of the Board of Directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Initial Date of Election	Class	Current Term

William E. Prince	60	President, CEO, Chairman, Treasurer	Since 8/27/03	Class I	9/30/10 – 2013
E. Wayne Kinsey, III	58	Director	Since 6/21/07	Class I	9/30/10 – 2013
Marion Sofield	49	Secretary, Director	Since 5/23/04	Class II	9/30/10 – 2012
David N. Harry	59	Director	Since 6/21/07	Class II	9/30/10 – 2012
Dr. Valgene L. Dunham	67	Director	Since 1/19/04	Class III	9/30/10 – 2011
Raymond C. Kubacki	66	Director	Since 3/3/11	Class III	3/3/11 – 2012
David LaVance	57	Director	Since 3/3/11	Class III	3/3/11 – 2012

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

Dr. Valgene L. Dunham has served as a Director of the Company since January 19, 2004.  Dr. Dunham retired from the position of Vice President for Grants, Contract Administration and Research Planning for Coastal Carolina University in South Carolina, and continues to serve as a liaison between Coastal Carolina University and IET on research programs.  In the fall semester of 2002, Dr. Dunham served as the Special Assistant to the President of Coastal Carolina University.  In the summer of 2002, Dr. Dunham served as Interim Provost of Coastal Carolina University.  From 1995 through 2002, Dr. Dunham served as Dean of the College of Natural & Applied Sciences of Coastal Carolina University.  In 1969, Dr. Dunham received his Ph.D. in Botany from Syracuse University in New York.  In 1965, Dr. Dunham received his Masters in General Science from Syracuse University in New York.

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

Raymond C. Kubacki was nominated and elected as a Director of the Company on March 3, 2011.  Since 1991, Mr. Kubacki has been President and Chief Executive Officer of Psychemedics Corporation (PMD:NASDAQ), the world’s largest supplier of drugs of abuse testing using hair analysis.  He has also served as Chairman of the Board of Psychemedics Corporation since 2003.  Mr. Kubacki received his B.A. from Harvard College and his M.B.A. from Harvard Business School, and holds an Advanced Professional Director Certification from the American College of Directors.  In 2007, 2008, 2009, and 2010, he was named one of the Best CEOs in the Nation by DeMarche Associates, Inc.  Prior to joining Psychemedics Corporation, he held a number of senior management positions in finance, marketing, and manufacturing with Reliance Electric Company and Acme-Cleveland Corporation.  He spent eight years as an investment officer at Massachusetts Financial Services Company, a major mutual fund and investment management firm.  Mr. Kubacki served on the Board of Directors for Integrated Alarm Services Group, Inc., as well as on its audit, independent, governance and nominating, and compensation committees, from June 2004 until its merger with Protection One, Inc. in April 2007.  He served on the Board of Directors of Protection One, as well as on the audit committee as the Financial Expert, until the company’s sale in June 2010.  From September 2007 until its sale in January 2008, Mr. Kubacki served on the Board of Directors of Centaurus Pharmaceuticals, Inc.  He also serves on the Board of Trustees of the Center for Excellence in Education, a non-profit organization dedicated to nurturing careers of excellence and leadership in science and technology for academically gifted high school and college students.

David LaVance was nominated and elected as a Director of the Company on March 3, 2011.  Mr. LaVance is Chairman of the Board and Chief Executive Officer of Scivanta Medical Corporation (SCMV), a publicly traded medical device company focused on development of the Hickey Cardiac Monitoring System, as well as co-founder and President of Century Capital Associates, LLC.  He received his B.A., cum laude, from Furman University and a J.D. from the Washington College of Law of the American University.  In addition to his position on the Board of Scivanta, Mr. LaVance serves on the Board of Directors for Hologic, Inc. (HOLX), Algynomics, Inc., Healthy Rebates, Inc., and Agile Services, Inc.  Prior to co-founding Century Capital Associates, he was a Managing Director of KPMG Health Ventures (1995-1997), a founder of Physicians Data Corporation (1994), and the President of Nuclear Care, Inc. (1992-1995).  He was President of Dornier Medical Systems (Japan), Inc., a subsidiary of Daimler-Benz AG, and held a series of operating positions with Dornier in the United States (1987-1992).  Before joining Dornier, Mr. LaVance was Associate Counsel at Healthdyne, Inc. (1985-1986) and was engaged in the private practice of law in Atlanta, Georgia (1979-1985).

Election of Directors.

Directors are elected to serve under a classified board:  Class I directors serve three years, Class II directors serve two years and Class III directors serve one year.  Directors are appointed to serve until the meeting of the Board of Directors held immediately after the next annual meeting of stockholders coinciding with the ends of their respective terms, and until their successors have been elected and qualified.

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

Audit Committee and Financial Expert

We do not have an audit committee.  Our directors perform some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.

We did not have a financial expert during 2010.

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

Corporate Governance

Nominating Committee

We established a nominating committee in order to nominate a slate of Directors for the September 30, 2010 Annual Meeting, which was comprised of three members of our Board of Directors.  The Company does not currently have a written nominating committee charter or similar document.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director.  During 2010, the Company received no recommendation for directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least one percent of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any qualified stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  4235 Commerce Street, Little River, South Carolina 29566.

On January 26, 2011, our Board approved the addition of two Class III independent Directors, as defined by the Director Independence Standards of the American Stock Exchange, to our Board of Directors, thereby increasing the size of the board from five to seven Directors.  On March 3, 2011, the board approved the nominations of Mr. Raymond C. Kubacki and Mr. David LaVance as independent Class III Directors.

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

Role of Executive Officers in Compensation Decisions

The Board makes all decisions relative to compensation of the Corporate Executives and approves recommendations regarding equity awards to all officers, Directors, employees, and consultants of the Company.

2010 Executive Compensation Components

For the fiscal year ended December 31, 2010, we continued to have two executive officers.  The employment agreement of our chief executive officer, William E. Prince, expires March 30, 2012, and sets his annual salary at $130,000.  The employment agreement of our executive vice president, Marion C. Sofield, also expires March 30, 2012, and sets her annual salary at $110,000.

No actions took place in 2010 relative to Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by our executive officer, William E. Prince, for the last three fiscal years ended December 31, 2010, 2009, and 2008, and the total compensation paid or earned by our executive vice president of operations, Marion C. Sofield, for the last three fiscal years ended December 31, 2010, 2009, and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Prince,
CEO/President/	2010	$130,000	-0-	$66,300	(1)	-0-	-0-	-0-	$4,800	$201,100
Director	2009	$135,000	-0-	-0-		-0-	-0-	-0-	$4,800	$139,800
	2008	$129,620	-0-	$18,250		-0-	-0-	-0-	$4,800	$152,670

Marion C. Sofield,
Executive Vice	2010	$110,000	-0-	$33,800	(2)	-0-	-0-	-0-	$4,800	$148,600
President/Secretary/	2009	$114,230	-0-	-0-		-0-	-0-	-0-	$4,800	$119,030
Director	2008	$108,778	-0-	$9,500		-0-	-0-	-0-	$4,800	$123,078
(1)
Amount represents the estimated total fair market value of 255,000 shares of common stock issued for services as an employee and director.  Of the 255,000 shares, 5,000 was issued for services as a director (2,500 of which were for 2008 compensation).

(2)
Amount represents the estimated total fair market value of 130,000 shares of common stock issued for services as an employee and director.  Of the 130,000 shares, 5,000 was issued for services as a director (2,500 of which were for 2008 compensation).

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  Until a formal committee is established, our entire Board of Directors will review all forms of compensation provided to our executive officers and directors, as well as stock compensation provided to consultants and employees.

Option Grants in Last Fiscal Year

During the years ended December 31, 2010 and 2009, we did not grant any options to our officers and directors.

Director Compensation

All directors will be reimbursed for expenses incurred in attending Board or committee meetings.  From time to time, certain directors who are not employees may receive shares of our common stock.

During the fiscal year ended December 31, 2010, the board approved the issuance of a total of 25,000 shares for board compensation for attendance at board meetings in the fourth quarter of 2008 and the first quarter of 2009.  The 25,000 shares were issued on February 2, 2010, and were valued at $6,500 ($3,250 for 2008 and $3,250 for 2009 compensation).

The following table sets forth the summary compensation information (described above) for each of our non-employee directors:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Valgene Dunham	-0-	$1,300	(1)	-0-	-0-	-0-	-0-	$1,300
David N. Harry	-0-	$1,300	(1)	-0-	-0-	-0-	-0-	$1,300
E. Wayne Kinsey, III	-0-	$1,300	(1)	-0-	-0-	-0-	-0-	$1,300
(1)	Amount represents the estimated total fair market value of 5,000 shares of common stock (2,500 of which were for 2008 compensation) issued for services as a director under SFAS 123(R).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on January 11, 2011 by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 108,631,641 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 11, 2011 pursuant to options, warrants, conversion privileges or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Directors

Name of Beneficial Owner (1)	Number of Shares		Percent Beneficially Owned (2)
William E. Prince, President & Director 4235 Commerce Street Little River, SC 29566	1,832,500	(3)	2%
Marion C. Sofield, Vice President, Secretary & Director 4235 Commerce Street Little River, SC 29566	832,500	(4)	1%
Dr. Valgene L. Dunham, Director 4235 Commerce Street Little River, SC 29566	60,000		--
E. Wayne Kinsey III, Director (6) 4235 Commerce Street Little River, SC 29566	35,017,500	(5)	32%
David N. Harry, Director 4235 Commerce Street Little River, SC 29566	17,500		--
Directors & Officers as a Group	37,760,000		35%
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
(5)
Benchmark Performance, Inc. was issued 35,000,000 shares of common stock pursuant to a Stock Acquisition Agreement dated June 20, 2007.  These shares were subsequently transferred to Mr. Kinsey individually on January 21, 2011.  Mr. Kinsey is the President, CEO and a minority shareholder of Benchmark.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares		Percent Beneficially Owned (2)
Zanett Opportunity Fund, Ltd. (3) (4) (5)* c/o Appleby Spurling Canon's Court 22 Victoria Street P.O. Box HM 1179 Hamilton, Bermuda HM 1179	16,657,423	(3)	15%
McAdoo Capital, Inc. (4) (5)* 635 Madison Avenue, 15th Floor New York, NY 10022	256,906	(4)	1%
Beneficial Owners as a Group	16,914,329		16%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)
Zanett Opportunity Fund, Ltd. (the "Fund") beneficially owns 16,657,423 shares of Common Stock.  This amount includes: (i) 3,400,000 shares issuable pursuant to warrants acquired August 19, 2009; (ii) 6,159,923 shares (the "Fund Conversion Shares") acquired pursuant to the conversion on December 31, 2009 of the 12% convertible notes due in 2009 (the "Fund Convertible Note"); (iii) 2,950,000 shares issuable pursuant to warrants acquired pursuant to the conversion on December 31, 2009 of the Fund Debentures; (iv) 1,000,000 shares acquired pursuant to the exercise on October 7, 2010 of a like number of warrants at an exercise price of $0.10 per share; (v) 1,500,000 shares acquired pursuant to the exercise on December 6, 2010 of a like number of warrants at an exercise price of $0.10 per share; (vi) 1,500,000 shares issuable pursuant to warrants acquired December 9, 2010 and (vii) 147,500 shares issuable at the Fund's option in satisfaction of a loan fee for the Fund Convertible Note.  The Fund converted $590,000 of outstanding principal of the Fund Convertible Note at a conversion price of $0.10 per share (resulting in an issuance of 5,900,000 shares) and $25,992.33 of accrued but unpaid interest on the note at a conversion price of $0.10 per share (resulting in an issuance of 259,923 shares).  While the Fund fully converted the Fund Convertible Note on December 31, 2009, the Fund is owed a loan fee of $14,750, which is convertible at the Fund's option into 147,500 shares of Common Stock at the exercise price of $0.10 per share.

(4)
McAdoo Capital, Inc. ("McAdoo Capital") exercises investment discretion over the Fund's 16,657,423 shares of Common Stock, in addition to the 256,906 shares McAdoo Capital beneficially owns, which include: (i) 100,000 shares issuable pursuant to warrants acquired August 19, 2009; (ii) 104,406 shares acquired pursuant to the conversion on December 31, 2009 of the 12% convertible note due in 2009 (the "McAdoo Convertible Note"); (iii) 50,000 shares issuable pursuant to warrants acquired pursuant to the conversion on December 31, 2009 of the McAdoo Convertible Note; and (iv) 2,500 shares issuable at McAdoo Capital's option in satisfaction of a loan fee for the McAdoo Convertible Note.  McAdoo Capital converted $10,000 of outstanding principal of the McAdoo Convertible Note at a conversion price of $0.10 per share (resulting in an issuance of 100,000 shares) and $440.55 of accrued but unpaid interest on the debenture at a conversion price of $0.10 per share (resulting in an issuance of 4,406 shares).  While McAdoo Capital fully converted the McAdoo Convertible Note on December 31, 2009, McAdoo Capital is owed a loan fee of $250, which is convertible at McAdoo Capital's option into 2,500 shares of Common Stock at the exercise price of $0.10 per share.

(5)
Zachary McAdoo exercises investment discretion over shares beneficially owned by McAdoo Capital (including the shares owned by the Fund) by virtue of his position as President.  This report shall not constitute an admission that McAdoo Capital or Mr. McAdoo are the beneficial owners of the Fund's shares for any purposes.

*The information used for the table of Security Ownership of Certain Beneficial Owners is based on the information reported on the beneficial owners’ Schedule 13G filings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 20, 2007, we executed an Exclusive License and Distribution Agreement with Benchmark, wherein we granted the exclusive, world-wide right, license and authority to market, sell and distribute for use in the manufacture of fluids and solution for use in Oilfield Applications to Benchmark.  E. Wayne Kinsey, III, a current Director of the Company, is the President and CEO of Benchmark and David N. Harry, a current Director of the Company, is Executive Vice President and Chief Technical Officer of Benchmark.

Director Independence

The Board of Directors has determined that, in accordance with the Director Independence Standards of the American Stock Exchange, our Board of Directors on December 31, 2010 included one independent Director.  On January 26, 2011, our Board approved the addition of two Class III independent Directors, and on March 3, 2011, the board approved the nominations of Mr. Raymond C. Kubacki and Mr. David LaVance as independent Class III Directors, thereby increasing the total number of Directors to seven and the independent Directors on our Board of Directors to three.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were $48,900 and $31,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Weaver & Martin, LLC for professional services rendered for audit-related fees for fiscal years 2010 and 2009 were $0.

(3) TAX FEES

The aggregate fee to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal year 2010 was $5,185 and for fiscal year 2009 was $4,420.

(4) ALL OTHER FEES

There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2010 and 2009 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
i.	The financial statements listed in the "Index to Consolidated Financial Statements" on page F-1 are filed as part of this report.

ii.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

iii.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd. – Dated January 11, 2008		8-K	2/18/08	3(i)(h)	3/10/08

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation – Dated January 11, 2008		8-K	2/18/08	3(ii)(c)	3/10/08

3(ii)(d)	Amendments to Amended and Restated Articles of Incorporation and By-Laws		8-K	9/30/10	(d)(i), (ii),(iii), (iv)	10/6/10

99	Restatement of Prior Period Financials		8-K	9/30/10	99	3/28/11

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

10(i)	Loan Agreement and Promissory Note with Affiliated Accredited Investor		8-K	3/31/11	10(i)	1/24/11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

By:	/s/ William E. Prince
William E. Prince, President

Date:  March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Prince	President, CEO, Chairman,	March 29, 2011
William E. Prince	Principal Executive Officer and Principal Accounting Officer

	Vice-Chairman	March __, 2011
E. Wayne Kinsey, III

/s/ Marion Sofield	Vice President of Operations,	March 29, 2011
Marion Sofield	Secretary, Director

/s/ David N. Harry	Director	March 29, 2011
David N. Harry

/s/ Valgene Dunham	Director	March 30, 2011
Dr. Valgene Dunham

Abstaining	Director	March __, 2011
Raymond C. Kubacki

Abstaining	Director	March __, 2011
David LaVance

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/S/ Weaver & Martin LLC

Weaver & Martin LLC
Kansas City, Missouri
March 30, 2011

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash	$65,660	$819,611
Accounts receivable	50,256	111,375
Note Receivable	13,909	-
Inventory	195,372	82,910
Prepaid expenses	21,707	20,256

Total current assets	346,904	1,034,152

Equipment	28,371	20,445
Leasehold Improvements	328,977	-
Accumulated depreciation	(19,192)	(11,597)

Total building and equipment	338,156	8,848

Note receivable, long-term	29,091	-

	$714,151	$1,043,000

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$265,780	$112,057
Accrued expenses	139,789	189,386
Notes payable	250,000	98,300
Convertible notes	265,318	489,000

Total current liailities	920,887	888,743

Shareholders' Equity (Deficit)
Common stock 200,000,000 shares authorized
par value $.001, 108,496,641 and 94,533,467 shares issued and outstanding at December 31, 2010 and 2009	108,497	94,533
Stock bought not issued, 135,000 and 6,264,329 shares at December 31, 2010 and December 31, 2009	135	6,264
Paid-in capital	13,186,988	11,384,911
Retained earnings (deficit)	(13,502,356)	(11,331,451)

Total shareholders' equity (deficit)	(206,736)	154,257

Total liabilities and shareholders' equity (deficit)	$714,151	$1,043,000

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009

Sales	$768,339	$295,686
Licensing fees	68,407	52,269

Total revenue	836,746	347,955

Cost of sales	290,292	158,648

Gross profit	546,454	189,307

Professional and administrative fees	793,776	495,222
Salary	806,886	613,428
Depreciation and amortization	7,595	1,074
Office & miscellaneous expense	606,611	454,526

Total operating expenses	2,214,868	1,564,250

Loss from operations	(1,668,414)	(,1,374,943)

Other income (expense):
Interest expense	(502,492)	(1,423,461)

Total other income (expense)	(502,492)	(1,423,461)

Net loss	$(2,170,906)	$(2,798,404)

Weighted average shares outstanding	109,079,504	83,826,160
Net loss per share basic and diluted	$(0.02)	$(0.03)

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Statement of Shareholders' Equity

				Stock
				Bought or	Retained	Total
	Common stock		Paid In	Earned Not	Earnings	Shareholders'
	Shares	Amount	Capital	Issued	(Deficit)	Deficit
Balance January 1, 2009	79,058,467	$79,058	$7,786,789	$-	$(8,533,047)	$(667,200)

Stock sold	15,475,000	15,475	1,532,025	-	-	1,547,500
Warrants issued for services	-	-	171,938	-	-	171,.938
Warrants issued for loans	-	-	1,273,991	-	-	1,273,991
Notes and interest converted into stock	-	-	620,168	6,264	-	626,432
Net loss	-	-	-	-	(2,798,404)	(2,798,404)

Balance, December 31, 2009	94,533,467	94,533	11,384,911	6,264	(11,331,451)	154,257
Stock and warrants sold	180,000	180	63,700	-	-	63,880
Warrants and options exercised	4,936,692	4,937	459,813	-	-	464,750
Stock and warrants issued for services and loan costs	300,000	300	694,051	135	-	694,486
Stock issued to employees and directors for services	450,000	450	116,550	-	-	117,000
Beneficial Conversion	-	-	41,835	-	-	41,835
Notes and interest converted into stock	8,096,482	8,097	426,128	(6,264)	-	427,961
Net loss	-	-	-	-	(2,170,906)	(2,170,905)
Balance, December 31, 2010	108,496,641	$108,497	$13,186,988	$135	$(13,502,356)	$(206,736)

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,170,906)	$(2,798,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,595	1,073
Accretion of interest on convertible notes	29,048	-
Stock and warrants issued to employees and directors	117,000	-
Stock and warrants issued for services and loan costs	699,101	1,472,361
Beneficial conversion	41,835	-
Changes in operating assets and liabilities:
Accounts receivable	61,119	(88,870)
Inventory	(112,462)	50,133
Deposits and prepaids	(1,451)	16,252
Accounts payable	153,723	(60,028)
Accrued expenses	(46,211)	65,637

Cash used in operating activities	(1,221,609)	(1,341,846)

Cash flows from investing activities:
Purchased of fixed assets	(336,903)	(7,400)

Cash used in investing activities	(336,903)	(7,400)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	528,630	1,547,500
Note receivable issued	(43,000)	-
Payments on notes payable	175,000	(12,000)
Payments on convertible notes	(67,339)	-
Proceeds from convertible notes	211,270	600,000

Cash provided by financing activities	804,561	2,135,500

Increase (decrease) in cash	(753,951)	786,254
Cash beginning of period	819,611	33,357
Cash end of period	$65,660	$819,611

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,962	$85,731
Cash paid for income taxes	-	-

Non-cash financing activities:
Stock and warrants issued for services	$816,101	$1,472,361
Notes and interest converted to stock	$423,346	$626,432

See notes to consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.  Organization and Description of Business

All of our current operations are conducted through IET, Inc. (“IET”), our wholly-owned subsidiary.  IET currently designs, manufactures, and sells EcaFlo® equipment, which utilizes Electro-Chemical Activation (ECA) technology to generate environmentally responsible EcaFlo® solutions – Anolyte and Catholyte – for use in managing and controlling bacteria, fungi, viruses and other unwanted microorganisms in an effective and economically beneficial manner over a variety of commercial and industrial applications.

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

Concentration of Credit Risk

We sell our products to customers in diversified industries and geographical regions.  During the year ended December 31, 2010, one customer, who is a related party, represented 72% of sales, and in 2009, three of our customers represented 26%, 24%, and 12% of sales.  We continually evaluate the creditworthiness of our customers, and we typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.

Accounts Receivable

Accounts receivable is reported as the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is generally not accrued on overdue accounts receivable.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable regularly and it is our policy to record an allowance when the results of the evaluation indicate an increased risk related to the customer’s ability to meet their financial obligations.  As of December 31, 2010 and 2009, there was no allowance for doubtful accounts since all of our receivables were determined by management to be collectible.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider cash and cash equivalents to include all stable, highly liquid investments purchased with an initial maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method.  Our inventory consists of materials.

Equipment

Equipment is recorded at cost and is depreciated using the straight-line method over a 3- to 7-year estimated useful life.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.  When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Long-Lived Assets

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the historical cost carrying value may no longer be appropriate.  We assess the future net cash flows expected to result from the asset, including disposition.  At December 31, 2010, we determined that none of our long-term assets were impaired.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or upon delivery to our customer based on the contractual terms with our customers.

Income Taxes

We account for income taxes based on the asset and liability method which requires the recognition of deferred tax for the expected future tax consequences of temporary differences between tax bases and financial reporting bases.  It is our policy to recognize as a liability any tax, interest and penalty associated with any of our tax positions.  At December 31, 2010, there were no uncertain tax positions taken.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

Earnings Per Share

We report basic earnings (loss) per share by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  Potential common shares as of December 31, 2010 that have been excluded from the computation of diluted earnings (loss) per share include 13,889,582 warrants, 1,050,000 options, and $275,000 of debt convertible into 479,167 shares of common stock.  Potential common shares as of December 31, 2009 that have been excluded from the computation of diluted net earnings (loss) per share include 17,379,582 warrants, 1,075,000 options, and $489,000 of debt convertible into 1,222,500 shares of common stock.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 123,191,005 and 93,098,427 for the years ended December 31, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to expense as incurred.  These costs aggregated approximately $6,995 and $8,700 in 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815):  Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of ASU 2010-11 did not have a material impact on our financial statements.

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

3.  Notes Payable

Notes payable at December 31, 2010 consisted of a $250,000 note with an interest rate based on a publicly published base rate plus 3.25% (currently 9.825%).  This note is secured by personal property of the Company and was due on November 1, 2010.  The loan is currently in default, although both parties are operating under an informal extension.

Notes payable at December 31, 2009 consisted of demand notes totaling $98,300, with interest rates of 10% to 18%.  $23,300 of notes and unpaid interest of $3,385 was converted into 106,740 shares of our stock and the remaining notes were paid in fiscal 2010.  We also entered into short-term loans with Officers, shareholders and others, which generally required us to issue warrants and pay loan fees.  All of these short-term loans were repaid or converted into equity.

4.  Convertible Notes

10% Convertible Notes
At December 31, 2009, we had $489,000 in 10% Convertible Debentures (conversion price of $0.40 per share, convertible until January 2, 2009), outstanding.

On September 10, 2010, we entered into a convertible note and Exchange Agreement for $167,339, whereby the Lender purchased from certain debenture holders $164,500 in convertible debentures, plus accrued but unpaid interest, thereby correcting our default position on the previous 10% debentures.  The note accrued interest at a rate of 10% per annum, and had a term of one year.  The per share conversion price was established as the lesser of a) $0.40 and b) 80% of the average of the three lowest daily volume-weighted average sale prices for the Common Stock (VWAPs) during the twenty consecutive trading days immediately preceding the date on which the Holder elects to convert all or part of the Note.  We had a beneficial conversion totaling $41,835, which was expensed in the year ended December 31, 2010.  $100,000 of the loan amount, plus accrued but unpaid interest to date of $1,310, was converted into 566,748 shares of the Company’s common stock.  The remaining principal amount was paid in full on December 7, 2010.

During the year ended December 31, 2010, $299,500 in 10% convertible debentures, plus accrued but unpaid interest of $466, was converted to 1,158,665 shares of the Company’s common stock at conversion rates of $0.25 to $0.40 per share.  As of December 31, 2010, we have $25,000 remaining outstanding in 10% convertible debentures.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

8% Convertible Notes
On April 8, 2010, the Board authorized the offering of a maximum aggregate amount of $750,000 in 8% annual interest convertible debentures.  The instruments have a one-year term with a $0.60 conversion-to-common-stock rate through maturity.  In the year ended December 31, 2010, the Company sold 5 units consisting of 8% Convertible Debentures (conversion price of $0.60 per share, convertible until April 7, 2011), 50,000 warrants with consideration of $0.01 per warrant (exercisable at $0.75 per share through December 31, 2011), and 200,000 Series “IE” Warrants, with consideration of $0.01 per warrant, (exercisable at $0.75 per share from inception through December 31, 2010, or at $1.20 per share from January 1, 2011 through December 31, 2011) for a total purchase price of $252,500.  We allocated the proceeds received based on the fair market value of each of the instruments.  The discount on the convertible debt totaled $38,730, and we are accreting interest between the dates of sale of the convertible notes to maturity.  As of December 31, 2010, we had accreted interest of $29,048, and un-accreted interest of $9,682.

5.  Common Stock

Fiscal 2009
On June 20, 2007, we entered into a “Stock Acquisition Agreement” with Benchmark Performance Group, Inc. (“Benchmark”).  Pursuant to the agreement, Benchmark agreed to purchase 35,000,000 shares of common stock at $0.10 per share, for a total purchase price of $3,500,000.  We issued 15,000,000 shares to Benchmark for $1,500,000 pursuant to our agreement.

We issued 475,000 shares for $47,500.

Convertible notes and accrued interest totaling $626,432 were converted into 6,264,329 shares of stock.  These shares were subsequently issued on January 6, 2010.

Fiscal 2010
We issued 6,264,329 shares of restricted common stock that were un-issued as of December 31, 2009.

We sold a total of 180,000 shares of stock for a total purchase price of $18,000.

Warrants and options were exercised for a total purchase price of $464,750, which resulted in 4,745,000 shares issued.

A total of 191,692 shares were issued through the cashless exercise of 300,000 warrants, thereby using 108,308 warrants to satisfy the exercise price.

We issued a total of 450,000 shares of restricted common stock to certain employees as contract compensation or as bonus in lieu of cash compensation, and to directors as compensation for attendance of board meetings.  The expense was $117,000, which represented the fair market value of the shares on the date the awards were made.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

Certain note holders converted $272,500 of principal amounts due under their debenture agreements at a conversion rate of $0.25 per share of common stock, resulting in the issuance of 1,090,000 shares.

Certain note holders converted $27,466 of principal and interest amounts due under their debenture agreements at a conversion rate of $0.40 per share of common stock, resulting in the issuance of 68,665 shares.

Convertible notes and accrued interest totaling $127,994.58 were converted into 673,488 shares of stock.

We authorized the issuance of 435,000 shares for services, of which 135,000 shares are authorized and unissued as of this date.  The value of the services was $97,050, which represented the fair market value of the shares on the dates the awards were made.  Of this amount, $84,892 was expensed over the year ended December 31, 2010, and the remaining amount recorded as a prepaid asset which will be expensed in fiscal 2011.

6.  Options and Warrants

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

Fiscal 2010
In connection with our notes payable, we issued 2,655,000 warrants with a weighted average exercise price of $0.27.  The value of the warrants was $212,007, which shall be expensed over the terms of the notes.  Of this amount, $204,591 was expensed in the year ended December 31, 2010, and the remaining amount will be expensed in fiscal 2011.  In connection with consulting agreements, we issued 1,525,000 warrants with a weighted average exercise price of $0.51.  The value of the warrants was $269,238, which will be expensed over the terms of the agreements.  Of this amount, $238,573 was expensed in the year ended December 31, 2010, and the remaining amount will be expensed in fiscal 2011.  The fair value of all of the warrants issued was calculated using the Black-Scholes model using the following weighted average assumptions:  Strike Price $0.36; Stock Price $0.28; Volatility 126%; Term 2.8 years; Dividend Yield 0%; and Interest Rate .90%.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding: 01/01/09	1,075,000	$0.12	700,000	$0.11
Granted	-	-	16,829,582	0.12
Cancelled	-	-	(150,000)	0.06
Exercised	-	-	-	-
Outstanding 12/31/09	1,075,000	0.12	17,379,582	0.12
Granted	-	-	4,180,000	0.36
Cancelled	-	-	(2,650,000)	0.12
Exercised	(25,000)	0.11	(5,020,000)	0.10
Outstanding12/31/10	1,050,000	$0.12	13,889,582	$0.21

7.  License Agreements

On June 20, 2007, in connection with the Stock Acquisition Agreement with Benchmark, we entered into an Exclusive License and Distribution Agreement, granting the exclusive, worldwide right, license, and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in Oilfield Applications to Benchmark Energy Products.  The agreement provides for special pricing of equipment to Benchmark and per-gallon technology fees, paid to us on the EcaFlo® fluids sold by Benchmark, for a five-year period consistent with the license period.  IET continues to attempt to facilitate discussions toward reaching a mutually acceptable agreement regarding the minimum technology fees payable to the Company under the Exclusive License and Distribution Agreement; however, Benchmark and the Company have been unable to come to such an agreement at this point.

On November 12, 2009, we finalized a license agreement with a Geneva, Switzerland holding company, Atlas Developpement, S.A. (“Atlas”), wherein we granted the exclusive right, license and authority to market, sell and distribute EcaFlo® equipment and solutions for use in all markets except oil and gas in the country of France for $50,000.  The agreement provides for per liter technology fees, paid to IET on the EcaFlo® fluids sold by Atlas, for a period consistent with the license period.  The initial term of the agreement was one year.  We further agreed to allow an extension of this agreement in three-year exclusive terms, provided that Atlas makes minimum purchase requirements or technology fee payments as outlined in the agreement.  On June 8, 2010, the Company entered into an amended Technology License and Supply agreement, whereby these market territory rights, as well as rights of first refusal for certain other European countries, were assigned to Eur-Eca, Srl.

8. Related-Party Transactions

In January 2009, a consulting agreement with a Director of the Company, which included payment of $2,500 per month, expired.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

In December 2009, we amended a consulting agreement with a shareholder in order to extend the term of the agreement for one year, and to increase the monthly payment to $3,000.  As further compensation, the Company issued 500,000 warrants to purchase our restricted common stock at $0.25 per share, which expired on December 31, 2010.  On February 26, 2010, this agreement was terminated, and on March 1, 2010, the Company entered into an Investor Relations Consulting Agreement with the aforementioned shareholder.  The term of this agreement was six months, expiring September 1, 2010, and compensation was set at $6,000 per month.  This agreement was amended on May 19, 2010 to decrease the monthly payment to $4,500 per month, and amended further on September 1, 2010 to extend the term on a month-to-month basis.  On November 1, 2009, we entered into an Independent Sales Representative Agreement with the same shareholder, whereby the Company agreed to compensation of 10% of the total first sale of the product into a new territory, and 5% for subsequent sales.  The Company further agreed to issue to 2,000,000 warrants to purchase restricted shares of our common stock at $0.10 per share, which expired December 31, 2010.  This agreement was terminated on May 19, 2010.

Additionally, we have entered into several short-term agreements through which shareholders have served in a consulting capacity to the Company.

We have employment agreements with two executives through March 30, 2012, which call for annual compensation of $110,000 and $130,000.  As of December 31, 2010, the future minimum payments are as follows:

Related-party compensation requirements

2011	$240,000
Thereafter	60,000
Total	$300,000

9.  Income Taxes

For the year ended December 31, 2010, we incurred net operating losses and accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010, the Company had approximately $12,580,000 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2017-2025.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$4,403,000	$3,309,000
Total deferred tax assets	4,403,000	3,309,000
Less: Valuation allowance	(4,403,000)	(3,309,000)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, we have incurred a tax net operating loss.  Based on the available objective evidence, including Company history, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, we have provided a full valuation allowance against its net deferred tax assets at December 31, 2010.  Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2010	2009
Federal and state statutory rate	34%	34%
Items not deductible	(8%)	(18%)
Change in valuation allowance tax assets	(26%)	(16%)

10.  Commitments and Contingencies

We entered into a lease agreement for our premises on January 1, 2006 for a three-year term.  In January 2009, we agreed to renew the lease for a term of five years for $71,291 per year.  The renewal term shall be upon the same covenants, conditions, and provisions as provided in the original lease.  Rent expense for the years ended December 31, 2010 and 2009 was $71,291 per year.  Future lease amounts are $71,291 per year for 2011, 2012 and 2013.

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

We utilize the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2010:

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	-	$250,000	-	$250,000
Convertible notes	-	$265,318	-	$265,318

12.  Subsequent Events

We have evaluated all subsequent events, and have determined that the following events require disclosure in these financial statements.

On January 5, 2011, we borrowed $200,000 from an affiliated party at an interest rate of 12%.  Pursuant to the terms of the note agreement, the Company agreed to pay a loan origination fee of $2,000, which was deducted from the loan proceeds.  The principal and interest are due on April 15, 2011.

On January 6, 2011, we issued 135,000 shares that were authorized and unissued at December 31, 2010.

On January 26, 2011, the Board of Directors authorized a private offering for accredited investors only to purchase up to 100 units, each unit consisting of 187,500 restricted shares of common stock and callable warrants to purchase a total of 187,500 restricted shares of common stock, for a total offering price of up to $1,500,000.  These warrants are exercisable in four tiers at varying exercise prices, and expire December 31, 2013.  The Corporation reserves the right to close the offering at any time after a minimum of $250,000 has been raised.  As of the date of this filing, 51 units have been purchased for a total purchase price of $765,000.  In connection with the foregoing, 8,437,500 shares and 8,437,500 warrants have been issued, and 1,125,000 shares and 1,125,000 warrants are approved and unissued as of this date.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

On January 26, 2011, the Board approved the issuance of 2,000,000 warrants to purchase restricted shares of IEVM common stock at $0.10 per share and 500,000 warrants to purchase restricted shares of IEVM common stock at $0.25 per share, all expiring December 31, 2011.  These warrants were issued from the 2010 Stock Incentive Plan approved by Shareholders at the 2010 Annual Meeting, in connection with the renewal of an independent sales representative agreement with a shareholder.

On January 26, 2011, the Board approved the issuance of 100,000 restricted shares of the Corporation’s Common Stock per month to a Consultant as compensation in lieu of cash for investor relations services to be provided pursuant to the renewal of an Investor Relations agreement which expired February 28, 2011.  Said shares are to be issued from the 2010 Stock Incentive Plan approved by Shareholders at the 2010 Annual Meeting, and are unissued as of this date.