Form 10-Q
period 2011-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2011-05-16
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 25, 2011, was 117,269,141 shares.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements. Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Assets
Current Assets:
Cash	$374,622	$65,660
Accounts receivable	47,959	50,256
Lease Receivable	16,364	13,909
Inventory	219,610	195,372
Prepaid expenses	18,073	21,707

Total current assets	676,628	346,904

Building and equipment, net	335,437	38,270

Lease Receivable, long-term	25,493	29,091

	$1,037,558	$414,265
Liabilities
Current liabilities:
Accounts payable	$261,055	$265,780
Accrued expenses	143,597	139,789
Notes payable	450,000	250,000
Convertible notes	275,000	265,318

Total current liabilities	1,129,652	920,887

Commitments and Contingencies
Shareholders’ Deficiency
Preferred stock 50,000,000 shares authorized; par value $.001; - shares issued and outstanding	-	-
Common stock 200,000,000 shares authorized; par value $.001; 117,069,141 and 108,496,641 shares issued, respectively	117,069	108,497
Common stock bought not issued, - and 135,000 shares, respectively	-	135
Paid-in capital	13,837,616	13,186,988
Accumulated deficit	(14,046,779)	(13,502,356)

Total shareholders’ deficiency	(92,094)	(206,736)
Total liabilities and shareholders’ deficiency	$1,037,558	$714,151

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,
	2011	2010

Sales	$27,510	$67,219
Leasing and Licensing Fees	12,000	718

Total revenue	39,510	67,937
Cost of sales	19,814	33,361

Gross profit	19,696	34,576

General and administrative expense	329,931	255,807
Sales and marketing expense	122,714	143,012
Research and development expense	74,689	89,480
Total operating expenses	527,334	488,299

Loss from operations	(507,638)	(453,723)

Other income (expense):
Finance fees and other	(9,310)	(52,838)
Interest expense	(27,475)	(8,253)
Total other income (expense)	(36,785)	(61,091)

Net loss	$(544,423)	$(514,814)

Weighted average shares outstanding	111,353,308	101,335,722
Net loss per share basic and diluted	$(0.00)	$(0.01)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For The Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(544,423)	$(514,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,719	948
Stock and warrants issued for loan and interest costs	7,416	59,540
Stock and warrants issued for services	44,149	117,000
Accretion of interest on convertible notes	9,682	-
Changes in operating assets and liabilities:
Accounts receivable	2,297	(24,082)
Inventory	(24,238)	(132,593)
Prepaid expenses	3,632	(4,815)
Accounts payable	(4,725)	29,894
Accrued expenses	3,810	13,737
Cash flows from operating activities	(499,681)	(455,185)

Cash flows from investing activities:
Payment received on lease receivable	1,143	-
Cash flows from investing activities	1,143	-

Cash flows from financing activities:
Proceeds from the sale of common stock	607,500	18,000
Proceeds on notes payable, net	200,000	(75,000)
Proceeds from the exercise of warrants and options	-	16,100
Cash flows from financing activities	807,500	(40,900)

Increase (decrease) in cash	308,962	(496,085)
Cash beginning of period	65,660	819,611
Cash end of period	$374,622	$323,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,286	$8,253
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Stock and warrants issued for services and loan costs	$51,565	$176,540
Notes and interest converted to stock	$-	$295,800

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2010.

The financial statements include the Company’s wholly-owned subsidiary.  All significant inter-company transactions and balances have been eliminated.

Note 2 – Going concern

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

Note 3 – Lease Receivable

We have a lease receivable relating to a capital lease of our equipment.  The lease payments are $1,250 per month over a 34-month term.  The interest rate used for the lease is 3%.  At March 31, 2011, the current portion of the lease receivable was $16,364 and the long-term portion was $25,493.

Note 4 – Building and Equipment

As of March 31, 2011, total net building and equipment assets were $335,437, which included $328,977 in leasehold improvements, $28,371 in equipment, and $21,911 in accumulated depreciation.

Note 5 – Notes payable

On April 12, 2010, the Company executed with an individual a secured promissory note for $250,000, bearing interest at a base margin rate plus 3.25% per annum, and due November 1, 2010.  The loan is currently in default, although both parties are operating under an informal extension.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On January 5, 2011, we borrowed $200,000 from an affiliated party at an interest rate of 12%.  The principal and interest were originally due on April 15, 2011.  The maturity date was subsequently extended through July 5, 2011.

Note 6 – Convertible notes payable

As of March 31, 2011, we have $25,000 in 10% convertible debentures outstanding.

As of March 31, 2011, we have 8% convertible debentures totaling $250,000.  The notes mature between April 7, 2011 and April 12, 2011, and have a $0.60 conversion-to-common-stock rate through maturity.  After March 31, 2011, $100,000 of debenture debt was redeemed, and $150,000 is in default.  The 8% debentures included detachable warrants, and we allocated the proceeds based on the fair market value of each of the instruments.  The discount on the convertible debt totaled $38,730, and we accreted interest between the dates of sale of the convertible notes to maturity.  In the quarter ended March 31, 2011, we accreted $9,682 as interest expense and at March 31, 2011, there was no un-accreted interest.

Note 7 – Common Stock

In the quarter ended March 31, 2011, we issued 135,000 shares that were authorized and unissued at December 31, 2010.

On January 26, 2011, the Board of Directors authorized a private offering for accredited investors only to purchase up to 100 units, each unit consisting of 187,500 shares of common stock and callable warrants to purchase a total of 187,500 shares of common stock, for a total offering price of up to $1,500,000.  In the quarter ended March 31, 2011, 45 units were purchased for a total net purchase price of $607,500.  In connection with the foregoing, 8,437,500 shares and 8,437,500 warrants were issued.

On January 26, 2011, the Board of Directors approved the issuance of 100,000 shares of the Corporation’s Common Stock to a Consultant as payment for services pursuant to the renewal of an Investor Relations agreement.  On April 22, 2011, the Company issued the common stock for this liability.  Our agreement is on a month-to-month term with 100,000 shares issued for the services for each month the agreement is effective, subject to a maximum monthly cost of $10,000.

Note 8 – Options and Warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/2011	1,050,000	$0.12	13,889,582	$0.21
Granted	-	-	10,937,500	0.28
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 3/31/2011	1,050,000	$0.12	24,827,082	$0.24

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On January 26, 2011, the Board of Directors approved the issuance of 2,000,000 warrants to purchase shares of our common stock at $0.10 per share and 500,000 warrants to purchase shares of our common stock at $0.25 per share, all expiring December 31, 2011.  These warrants were issued in connection with the renewal of an independent sales representative agreement with a shareholder.  The fair value of the warrants was determined using the Black Scholes model and totaled $98,814.  The expense will be recognized over the one-year term of the agreement.  For the quarter ended March 31, 2011, we recognized $16,469 in expense.

In the quarter ended March 31, 2011, we issued warrants to purchase a total of 8,437,500 restricted shares of common stock in connection with the sale of 45 units of a private offering.  (See Note 7.)  These warrants are exercisable in four tiers at varying exercise prices, and expire December 31, 2013.

Note 9 – Commitments and Contingencies

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

We have employment agreements with two of our executives through March 30, 2012, which call for annual compensation of $110,000 and $130,000.

Note 10 – Subsequent Events

We have evaluated all subsequent events, and have determined that the following events require disclosure in these financial statements.

On April 5, 2011, the Lender associated with the Promissory Note Agreement dated January 5, 2011 agreed to extend the term of the agreement to July 5, 2011.  All other terms and conditions shall remain in full force and effect during this extension in term.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On April 7, 2011, $100,000 in 8% convertible debt was redeemed as follows:  $25,000 plus accrued interest was repaid in cash; $30,000 was applied as a deposit to the purchase of EcaFlo® equipment; and $45,000 was applied to the purchase of three units of the current offering for accredited investors.  On April 21, 2011, in consideration of the individual’s agreement with these terms, the Board approved the issuance of warrants to purchase 10,000 shares of our common stock for an exercise price of $0.40 per share.  These warrants were issued on April 21, 2011 and expire on December 31, 2012.

On April 15, 2011, the Compensation Committee of the Board of Directors authorized the issuance of 50,000 shares of our common stock as a sign-on bonus to the Company’s new Executive Vice President of Sales and Business Development.  The expense was $4,000, which represented the fair market value of the shares on the date the issuance was authorized.  These shares were unissued as of the date of this filing.

On April 15, 2011, the Compensation Committee of the Board of Directors authorized the issuance of 231,650 shares of our common stock as settlement of $18,532 in outstanding debt.  This amount represented the fair market value of the shares on the date the issuance was authorized.  These shares were unissued as of the date of this filing.

On April 15, 2011, the Compensation Committee of the Board of Directors authorized the issuance of options to purchase 300,000 shares of our common stock to the Company’s legal counsel for services rendered.  These options are exercisable at $0.08 per share for a term of three years.  The value of the options as calculated using the Black-Scholes model was $17,061, and this was amount was expensed as a legal fee.

On April 21, 2011, the Board of Directors approved a compensation plan for its independent Directors, whereby the independent Directors will be compensated as follows:  cash compensation to independent directors will be in the form of an annual retainer of $10,000, to be paid quarterly with the first payment deferred until June 2011, and a meeting fee of $2,000 per meeting attended by the Director.  Cash-equivalent compensation, paid in options, will be issued at an exercise price as of the close of business on the date such compensation is authorized, and annually thereafter at an exercise price equal to the closing price on the first day of the year on which the NYSE is open for business, in amounts calculated by dividing the following sums by the exercise price:  a retainer in the amount of $4,000, and compensation for committee service in the amount of $8,000 per committee on which the independent Director serves.  In addition, the following amounts shall be paid to independent Directors as compensation, in options, according to the preceding described valuation and calculation methods, in the circumstances described:  the Chair of the Audit Committee will receive options equaling $8,000 annually; the Chair of the Compensation Committee will receive options equaling $8,000 annually; the Chair of the Nominating and Governance Committee shall receive option equaling $4,000 annually, and there will be an initial grant of options for new directors which will equal $24,000.  All options awarded to independent Directors will vest immediately.  All options issued to independent Directors include a change of control provision and a cashless exercise provision and any other standard provisions offered to officers of company.  Options issued to independent directors will have a term of ten years.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

On April 22, 2011, we issued 100,000 shares of our common stock as compensation for investor relations services.  The expense was $8,000, which represented the fair market value of the shares on the date of the issuance.

As a result of the Company’s restatement of its third quarter 2010 quarterly filing, the Company chose to offer investors in its current equity offering the right to rescind their subscription purchases.  In response to this offer of rescission, which was available for acceptance through April 20, 2011, the Company has returned to one investor $150,000 for the cancellation of 10 units of the offering, representing 1,875,000 shares of common stock and warrants to purchase 1,875,000 shares of common stock.  Additionally, it has received written acceptances of the rescission offer for another 4 units, representing $60,000, but as of the date of this filing, the Company has not received the returned stock certificates and warrants necessary in order to complete the rescissions and initiate refunds; such funds remain in escrow.

Subsequent to March 31, 2011, a total of 30 units of the offering have been purchased for a total net purchase price of $444,000.  In connection with the foregoing, 5,625,000 shares of our common stock and warrants to purchase 5,625,000 shares of our common stock have been issued.

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

●	the unavailability of funds for capital expenditures and/or general working capital;

●
implementation of our business plan within the oil and gas industry with our distributor, Benchmark; and/or within the food processing industry with our dealer, D2W2; and/or continued entry and subsequent sales into other markets;

●	increased competitive pressures from existing competitors and new entrants;

●	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

●
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

●	substantial dilution to our stockholders as the result of the issuance of our common stock in exchange for debt and/or equity financing;

●	potential change in control upon completion of financing agreements, if any;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	loss of customers or sales weakness;

●	excessive product failure and related warranty expenses;

●	inability to achieve future sales levels or other operating results; and

●	operational inefficiencies in distribution or other systems.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following summarizes selected items from the statement of operations at March 31, 2011 compared to March 31, 2010.

SALES AND COST OF SALES:

Revenue

Our sales for the three months ended March 31, 2011 were $39,510, a decrease of 42% over sales of $67,937 in the three months ended March 31, 2010.  The decrease in sales was the result of a reduction in finalized sales contracts for this period.

Gross profit / Cost of sales

Our cost of sales for the three months ended March 31, 2011 was $19,814, a decrease of $13,547, or 41%, from $33,361 for the three months ended March 31, 2010.  The decrease in our cost of sales is as a result of a decrease in sales for this period.

As of the three months ended March 31, 2011 and 2010, gross profit margins were 50% and 51%, respectively.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2011 was $329,931, an increase of $74,124, or 29%, from $255,807 for the three months ended March 31, 2010.  The increase in general and administrative expense was the result, in part, of utilizing the services of financial consultants to assist us in developing plans for financings.

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 2011 was $122,714, a decrease of $20,298, or 14%, from $143,012 for the three months ended March 31, 2010.  Stock issued to sales personnel in the quarter ended March 31, 2010 resulted in higher sales and marketing expense for that period.

Research and Development Expense

Research and development expense for the three months ended March 31, 2011 was $74,689, a decrease of $14,791, or 17%, from $89,480 for the three months ended March 31, 2010.  The decrease in research and development expense was primarily the result of a decrease in testing supplies purchased during this period for research and development purposes.

Loss from Operations

The loss from operations for the three months ended March 31, 2011 was $507,638, an increase of $53,915, or 12%, from $453,723 for the three months ended March 31, 2010.  The increase in the loss from operations was the result of increases in general and administrative expense coupled with the decrease in sales revenue during this period.

Finance Fees and Other

Finance fees and other for the three months ended March 31, 2011 were $9,310, a decrease of $43,528, or 82%, from $52,838 for the three months ended March 31, 2010.  Stock and warrant issuances associated with a number of temporary working capital loans in the quarter ended March 31, 2010 resulted in higher finance fees for that period.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $27,475, an increase of $19,222, or 233%, from $8,253 for the three months ended March 31, 2010.  The increase in interest expense was the result of outstanding notes payable accruing interest during this period.

Net Loss

Our net loss for the three months ended March 31, 2011 was $544,423, an increase of $29,609, or 6%, from $514,814 for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we had negative working capital.  As of the date of this filing, our cash balance was approximately $172,000.  Our cash on hand is not sufficient to meet our operating requirements through the quarter ending June 30, 2011.  While we are aggressively pursuing potential equity and/or debt investors, and are in the process of negotiating an extension to certain convertible debentures that are currently in default, there can be no assurance that we will be successful in our efforts.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  Our ability to continue as a going concern is dependent on attaining profitable operations.  Our cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products.  Management will consider borrowings and security sales to mitigate the effects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available or, if available, will be on terms favorable to us.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectibility is probable.  Generally, these criteria are met at the time the product is shipped.  Provisions for estimated returns, rebates and discounts are provided for at the time the related revenue is recognized.  Freight revenue billed to customers is included in sales and the related shipping expense is included in cost of sales.  Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract.

When we lease our equipment, our accounting involves specific determinations, which often involve complex provisions and significant judgments.  The four criteria of the accounting standard that we use in the determination of a sales-type lease or operating-type lease are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) a determination of whether or not the lease contains a bargain purchase option. If the lease transaction meets one of the four criteria, then it is recorded as a sales-type lease; otherwise, it is recorded as an operating-type lease.  Additionally, we assess whether collectability of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease.

When a customer enters into a sales-type lease agreement, the sales and cost of sales are recognized at the inception of lease.  The sales-type lease consists of the sum of the total minimum lease payments less unearned interest income and estimated executory cost.  Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the sales-type lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingencies, if any.  Unearned interest income is amortized over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income.

When a customer enters into an operating-type lease agreement, equipment lease revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is depreciated over its estimated useful life.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Concentration of Credit Risk

We sell our products to customers in diversified industries and geographical regions.  During the quarters ended March 31, 2011 and 2010, one customer who is a related party represented 35% and 43%, respectively, of our sales.  We evaluate the creditworthiness of our customers, and we typically require a deposit of 50% of the total purchase price with each EcaFlo® equipment order.

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

Item 1A. Risk Factors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

The risk factors listed on our 2010 Form 10-K on pages 12 to 15, filed with the Securities Exchange Commission on March 30, 2011, are hereby incorporated herein by reference.

Item 2. Recent Sales of Unregistered Securities

A.	Stock Sales Pursuant to Subscription Agreements

As of March 31, 2011, pursuant to a private offering, we issued a total of 8,437,500 shares of our common stock in connection with the sale of a total of 45 units to eight (8) non-affiliated, accredited investors at $15,000 per unit, for a total net purchase price of $607,500.  Each unit consisted of 187,500 shares of our common stock and warrants to purchase 187,500 shares of our common stock.  The warrants are callable as a block, are exercisable as a block, and are allocated in four successive tiers.  Each tier consists of warrants to purchase 46,875 shares of common stock.  The warrants of each of the four tiers are exercisable at $0.20, $0.25, $0.35, and $0.50, respectively, and are callable per tier at prices equal to the 10-day volume weighted average share price for our common stock of $0.25, $0.3125, $0.42, and $0.60, respectively.  Failure of a shareholder to exercise and purchase any called tier of warrants within 30 days shall result in a forfeiture of all remaining tiers.  In addition, the Company must effectively register the shares comprising part of the units and the shares underlying the warrants within 120 days following termination of the private offering, which has been extended.  The penalty to the Company in the event it fails to effectively register the aforesaid shares shall be a reduction of the penalty for any investor who fails to purchase shares of any called tier to a forfeiture of only the tier called and not the successive tiers.  In addition, the term of all warrants contained in the tiers shall then be extended two years to December 31, 2015.

B.	Stock Issuances Pursuant to Consulting Agreements with Accredited Non-Affiliates

On January 6, 2011, we issued 135,000 shares of common stock that were authorized and unissued as of December 31, 2011.

On March 31, 2011, we authorized the issuance of 100,000 shares of common stock as compensation in lieu of cash for investor relations services provided pursuant to an Investor Relations agreement.  The 100,000 shares were subsequently issued on April 22, 2011.

C.	Warrant Issuances

On January 26, 2011, our Board of Directors approved the issuance of 2,000,000 warrants to purchase shares of our common stock at $0.10 per share, and 500,000 warrants to purchase shares of our common stock at $0.25 per share, all expiring December 31, 2011, in connection with the renewal of an Independent Sales Representative Agreement with a non-affiliated, accredited consultant.

As of March 31, 2011, as part of the sale of units discussed in Item 2A above, we issued warrants to purchase a total of 2,109,375 shares at $0.20 per share, 2,109,375 shares at $0.25 per share, 2,109,375 shares at $0.35 per share, and 2,109,375 at $0.50 per share.

Subsequent Issuances

D.	Stock Sales Pursuant to Subscription Agreements

Since March 31, 2011, pursuant to a private offering, we issued a total of 5,625,000 shares of our common stock in connection with the sale of a total of 30 units to seven (7) non-affiliated, accredited investors at $15,000 per unit, for a total net purchase price of $444,000.  Reference is made to paragraph 2A above for a full discussion on the common stock and warrants comprising units sold pursuant to subscription agreement.

E.	Stock Issuances for Services

On April 15, 2011, the Compensation Committee of the Board of Directors approved the issuance of 50,000 shares of the Company’s common stock as a sign-on bonus to the Company’s new Executive Vice President of Sales and Business Development.  The 50,000 shares were unissued as of the date of this filing.

On April 15, 2011, the Compensation Committee of the Board of Directors approved the issuance of 231,650 shares of the Company’s common stock to the Company’s legal counsel as settlement of outstanding debt.  The 231,650 shares were unissued as of the date of this filing.

On April 21, 2011, we authorized the issuance of 100,000 shares of common stock to an accredited non-affiliate as compensation in lieu of cash for investor relations services provided pursuant to an Investor Relations agreement.  The shares were issued on April 22, 2011.

F.	Warrant Issuances

On April 15, 2011, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 300,000 shares of the Company’s common stock to the Company’s legal counsel for services rendered.  These options are exercisable at $0.08 per share for a term of three years.

On April 21, 2011, the Board of Directors approved the issuance of warrants to purchase 10,000 shares of the Company’s common stock to a non-affiliated accredited investor in connection with a convertible note.  These warrants are exercisable at $0.40 per share and expire on December 31, 2012.

Since March 31, 2011, as part of the sale of units of a private offering discussed in Item 2D above, we issued warrants to purchase a total of 1,406,250 shares at $0.20 per share, 1,406,250 shares at $0.25 per share, 1,406,250 shares at $0.35 per share, and 1,406,250 at $0.50 per share.

We believe that the issuance of the above securities is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipients of the securities are accredited investors, all of whom were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the issuance of the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2011.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits

		Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd.		8-K	2/18/08	3(i)(h)	3/10/08

3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation		8-K	2/18/08	3(ii)(c)	3/10/08

3(ii)(d)	Amendments to Amended and Restated Articles of Incorporation and By-laws		8-K	9/30/10	(d)(i),(ii), (iii)(iv)	10/6/10

10.18	Stock Acquisition Agreement with Benchmark Performance Group dated June 20, 2007		8-K	9/30/10	10.1	8/21/07

10.19	Exclusive License and Distribution Agreement with Benchmark Performance Group dated June 20, 2007		8-K	9/30/10	10.2	8/21/07

10.2	Registration Rights Agreement with Benchmark Performance Group dated June 20, 2007		8-K	9/30/10	10.3	8/21/07

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

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

Date: May 16, 2011