Form 10-Q/A
period 2010-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2011-08-15
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0200471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Commerce Street
Little River, South Carolina	29566
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $0.001 par value, outstanding on October 12, 2010 were 105,329,893 shares.

EXPLANATORY NOTE

Integrated Environmental Technologies, Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended September 30, 2010 filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Original Report”) to restate its unaudited condensed consolidated balance sheet as of September 30, 2010 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010 under Item 1 and to amend Item 2 and Item 4T of Part I of the Original Report as set forth herein.

The Company previously determined that the sale of certain equipment was incorrectly recognized as revenue during the quarter ended September 30, 2010.  This resulted in an overstatement of sales of $100,000, an overstatement of cost of goods sold of $25,127, an overstatement of accounts receivable of $100,000 and an understatement of inventory of $25,127.  The Company disclosed the need to restate the condensed consolidated financial statements for the quarter ended September 30, 2010 on Form 8-K filed with the SEC on March 28, 2011.

The effect of the condensed consolidated financial statement adjustments related to the restatement of our previously reported unaudited condensed consolidated balance sheet as of September 30, 2010 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010 are summarized in “Part I – Item 1.  Financial Statements” and “Notes to Condensed Consolidated Financial Statements - Note 10” included in this Amendment.

As previously disclosed in the Company’s current report on Form 8-K filed on March 28, 2011, after discussions between the Company and the Company’s independent registered public accounting firm, the Company concluded that the previously issued unaudited condensed consolidated financial statements included in the Original Report should be restated.  Accordingly, the unaudited condensed consolidated financial statements included in the Original Report should no longer be relied upon.

In addition, due to these reporting inaccuracies, the Board of Directors of the Company determined that the Company’s controls and procedures as of the end of the period covered by this report were not effective.

This Amendment should be read in conjunction with the Original Report.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Environmental Technologies, Ltd. Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2010	2009
	(Restated)
Assets
Current Assets:
Cash	$68,319	$819,611
Accounts receivable	263,933	111,375
Inventory	217,607	82,910
Prepaid expenses	17,351	20,256

Total current assets	567,210	1,034,152

Building	328,589	-
Equipment	28,371	20,445
Accumulated depreciation	(15,975)	(11,597)

Total building and equipment	340,985	8,848

	$908,195	$1,043,000
Liabilities
Current liabilities:
Accounts payable	$212,446	$112,057
Accrued expenses	93,913	189,386
Notes payable	250,000	98,300
Convertible notes	383,432	489,000

Total current liabilities	939,791	888,743

Shareholders' Equity (Deficit)
Preferred stock 50,000,000 shares authorized; par value $.001; 0 shares issued and outstanding	-	-
Common stock 200,000,000 shares authorized; par value $.001, 105,329,893 and 94,533,467 shares issued and outstanding at September 30, 2010 and December 31, 2009	105,330	94,533
Common stock bought not issued, 0 and 6,264,329 shares at September 30, 2010 and December 31, 2009	-	6,264
Paid-in capital	12,498,011	11,384,911
Retained earnings (deficit)	(12,634,937)	(11,331,451)

Total shareholders' equity (deficit)	(31,596)	154,257

Total liabilities and shareholders' equity (deficit)	$908,195	$1,043,000

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Sales	$712,365	$107,495	$72,116	$71,758
Cost of sales	237,137	42,120	27,681	24,707

Gross profit	475,228	65,375	44,435	47,051

Professional and administrative fees	523,061	265,601	198,289	103,508
Salary	614,719	454,988	196,162	158,126
Depreciation and amortization	4,377	867	2,030	(748)
Office & miscellaneous expense	413,835	302,368	131,857	99,065
Bad debt expense	2,706	1,230	-	1,200

Total operating expenses	1,558,698	1,025,054	528,338	361,151

Loss from operations	(1,083,470)	(959,679)	(483,903)	(314,100)

Other income (expense):
Interest expense	(220,016)	(475,466)	(122,620)	(233,534)
Total other income (expense)	(220,016)	(475,466)	(122,620)	(233,534)

Net loss	$(1,303,486)	$(1,435,145)	$(606,523)	$(547,634)

Weighted average shares outstanding	103,799,884	81,757,217	105,279,141	83,198,158
Net loss per share basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)

See notes to condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2010	2009
	(Restated)
Cash flows from operating activities:
Net loss	$(1,303,486)	$(1,435,145)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,377	867
Stock and warrants issued for services and loan costs	353,517	377,219
Stock issued to employees and directors for services	117,000	-
Accretion of interest	21,657	-
Changes in operating assets and liabilities:
Accounts receivable	(152,557)	(50,536)
Inventory	(134,697)	(6,821)
Deposits and prepaids	2,904	29,619
Accounts payable	100,389	(16,633)
Accrued expenses	(88,782)	49,594
Cash used in operating activities	(1,079,678)	(1,051,836)

Cash flows from investing activities:
Purchase of building improvements and equipment	(336,514)	-
Cash used in investing activities	(336,514)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	63,880	515,000
Proceeds on notes payable, net	175,000	840,000
Proceeds (payments) on convertible debentures	211,270	(9,000)
Proceeds from the exercise of warrants and options	214,750	-
Cash provided by financing activities	664,900	1,346,000

Increase (decrease) in cash	(751,292)	294,166
Cash beginning of period	819,611	33,357
Cash end of period	$68,319	$327,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,242	$77,545
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Stock and warrants issued for services and loan costs	$470,517	$377,219
Notes and interest converted to stock	$326,651	$-

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

In the quarter ended March 31, 2010, we authorized the issuance of a total of 450,000 shares of restricted common stock to certain employees as contract compensation or as bonus in lieu of cash compensation, and to directors as compensation for attendance of board meetings.  The expense was $117,000, which represented the fair market value of the shares on the date the awards were made.

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

Note 6 – Options and warrants

A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/2010	1,075,000	$0.11	17,379,582	$0.12
Granted	-	-	2,495,000	0.45
Cancelled	-	-	-	-
Exercised	25,000	0.11	2,520,000	0.10
Outstanding 9/30/2010	1,050,000	$0.11	17,354,582	$0.17

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

Note 10 - Restatement of Prior Period Financial Statements

The Company previously determined that the sale of certain equipment was incorrectly recognized as revenue during the quarter ended September 30, 2010.  This resulted in an overstatement of sales of $100,000, an overstatement of cost of goods sold of $25,127, an overstatement of accounts receivable of $100,000 and an understatement of inventory of $25,127.

The table below presents the effect of the condensed consolidated financial statement adjustments related to the restatement of our previously reported unaudited condensed consolidated balance sheet as of September 30, 2010 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010.

	As Originally Filed	Correction	As Restated
Balance sheet at September 30, 2010:

Assets:
Accounts receivable	$363,933	$(100,000)	$263,933
Inventory	192,480	25,127	217,607
Shareholders’ Equity (Deficit):
Retained earnings (deficit):	(12,560,064)	74,873	(12,634,937)

Statement of operations for the three months ended September 30, 2010:
Sales	$172,116	$(100,000)	$72,116
Cost of sales	52,808	(25,127)	27,681
Gross profit	119,308	(74,873)	44,435
Net loss	(531,650)	(74,873)	(606,523)

Statement of operations for the nine months ended September 30, 2010:
Sales	$812,365	$(100,000)	$712,365
Cost of sales	262,264	(25,127)	237,137
Gross profit	550,101	(74,873)	475,228
Net loss	(1,228,613)	(74,873)	(1,303,486)

Statement of cash flows for the nine months ended September 30, 2010:
Net loss	$(1,228,613)	$(74,873)	$(1,303,486)
Changes in operating assets and liabilities:
Accounts receivable	(252,557)	100,000	(152,557)
Inventory	(109,570)	(25,127)	(134,697)

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

We have incurred losses since inception.  For the quarter ended September 30, 2010, we had a net loss of $631,650 and for the year ended December 31, 2009, we had a net loss of $2,798,404.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

2010 Annual Meeting

Our 2010 Annual Meeting was held September 30, 2010 in Cherry Grove, South Carolina.  At the meeting, the following proposals were considered and approved by the vote of a quorum of shareholders voting in person or by proxy:

1.	Amending our Amended and Restated Articles of Incorporation and our By-laws to modify the staggered terms of our Board of Directors;
2.	Electing five directors of our Company to serve in staggered terms;
3.	Amending our Amended and Restated Articles of Incorporation to authorize 50,000,000 shares of blank preferred stock, par value $0.001 per share;
4.	Approving our Company’s 2010 Stock Incentive Plan; and
5.	Ratifying the appointment of Weaver & Martin, LLC as our independent auditors for the fiscal year ending December 31, 2010.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following table summarizes selected items from the statement of operations at September 30, 2010 compared to September 30, 2009.

SALES AND COST OF SALES:

	Three Months Ended September 30,		Increase/(Decrease)				Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009		$		%	2010	2009		$	%
Sales and Licensing Fees	$72,116	$71,758	$358		1%		$712,365	$107,495	$604,870		563%

Cost of Sales	27,681	24,707	2,974		12%		237,137	42,120	195,017		463%

Gross Profit	44,435	47,051	(2,616)		(6	% )	475,228	65,375	409,853		627%

Gross Profit Percentage of Sales	62%	66%	-		(4%)		67%	61%	-		6%

Sales

Our sales for the three and nine months ended September 30, 2010 were $72,116 and $712,365, an increase of $358, or 1%, from sales of $71,758 in the three months ended September 30, 2009, and an increase of $604,870, or 563%, from sales of $107,495 for the nine months ended September 30, 2009.  The increase in sales was as a result of finalizing conclusive agreements with distributors, and continuing to develop opportunities in targeted markets.

As of September 30, 2010, we have approximately $950,000 in potential sales under negotiation.  Economic uncertainty has contributed to delays in closure on several pending sales.

Cost of sales/Gross profit percentage of sales

Our cost of sales for the three and nine months ended September 30, 2010 was $27,681 and $237,137, respectively, an increase of $2,974, or 12%, from $24,707 for the three months ended September 30, 2009, and an increase of $195,017, or 463%, from $42,120 for the nine months ended September 30, 2009.  The increase in our cost of sales is as a result of an increase in sales for this period.  The cost of sales did increase less as a percentage of sales, and we anticipate this trend to continue as sales volumes increase.  We are continuing to update and upgrade our product line and we closely monitor the costs of all of our products.

As of the three months ended September 30, 2010, our gross profit margins decreased by 4%, and as of the nine months ended September 30, 2010, our gross profit margins increased by 6%.  We anticipate that this margin will continue to increase in the future as equipment sales increase.

EXPENSES:

	Three Months Ended September 30,		Increase/(Decrease)			Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009		$	%	2010	2009		$	%
Expenses:
Professional and administrative fees	$198,289	$103,508	$94,781		92%	$523,061	$265,601	$257,460		97%
Salary	196,162	158,126	38,036		24%	614,719	454,988	159,731		35%
Depreciation and Amortization	2,030	(748)	2,778		371%	4,377	867	3,510		405%
Office and miscellaneous expense	131,857	99,065	32,792		33%	413,835	302,368	111,467		37%
Bad debt expense	-	1,200	(1,200)		(100%)	2,706	1,230	1,476		120%
Total Expenses	528,338	361,151	167,187		46%	1,558,698	1,025,054	533,644		52%

Loss from operations	(483,903)	(314,100)	169,803		54%	(1,083,470)	(959,679)	123,791		13%

Other income (expense):
Interest expense	(122,620)	(233,534)	(110,914)		(47%)	(220,016)	(475,466)	(255,450)		(54%)
Total other income (expense)	(122,620)	(233,534)	(110,914)		(47%)	(220,016)	(475,466)	(255,450)		(54%)

Net loss	$(606,523)	$(547,634)	$58,889		11%	$(1,303,486)	$(1,435,145)	$(131,659)		(9%)

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

Loss from Operations

The loss from operations for the three and nine months ended September 30, 2010 was $509,030 and $1,108,597, respectively, an increase of $194,930, or 62%, from $314,100 for the three months ended September 30, 2009 and an increase of $148,918 or 16% from $959,679 for the nine months ended September 30, 2009.  The increase in the loss from operations was the result of an increase in expenses during this period, primarily due to the Company’s utilization of the services of outside consultants and costs associated with conducting our Annual Meeting of Shareholders.

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

Net Loss

Our net loss for the three and nine months ended September 30, 2010 was $631,650 and $1,328,613, respectively, an increase of $84,016, or 15%, from $547,634 for the three months ended September 30, 2009 and a decrease of $106,352 or 7% from $1,435,145 for the nine months ended September 30, 2009.  We continue to have a net loss but believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products continue to increase.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2010 compared to December 31, 2009.

	September 30,	December 31,	Increase / (Decrease)
	2010	2009	$	%
Current Assets	$567,210	$1,034,152	$(466,942)	(45%	)
Current Liabilities	$939,791	$888,743	$51,048	6%
Working Capital	$(372,581)	$145,409	$(517,990)	(356%	)

Current assets for the nine months ended September 30, 2010 were $567,210, a decrease of $466,942, or 45%, from $1,034,152 at December 31, 2009.  Current liabilities for the same period were $939,791, an increase of $51,048, or 6%, from $888,743 for the year ended December 31, 2009.  The decrease in current assets and increase in current liabilities were due to an increase in expenses, which resulted in a decreased cash balance and increase in accounts payable for this period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our former Chief Executive Officer and Principal Financial Officer, William E. Prince, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, Mr. Prince concluded that our disclosure controls and procedures were effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the review of the circumstances surrounding the amendment of this report, the Board of Directors of the Company determined that the Company’s controls and procedures were not effective for the quarter ended September 30, 2010 due to the lack of sufficient internal resources.  Accordingly, effective May 22, 2011, the Company hired a Chief Financial Officer experienced in public company accounting and reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit No.	Filing Date
3(i)(h)	Articles of Incorporation of Integrated Environmental Technologies, Ltd.		8-K	2/18/08	3(i)(h)	3/10/08
3(ii)(c)	Bylaws of Integrated Environmental Technologies, Ltd., a Nevada corporation		8-K	2/18/08	3(ii)(c)	3/10/08
3(ii)(d)	Amendments to Amended and Restated Articles of Incorporation and By-laws		8-K	9/30/10	(d)(i),(ii), (iii)(iv)	10/6/10
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	INTEGRATED ENVIRONMENTAL
TECHNOLOGIES, LTD.

August 15, 2011	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

August 15, 2011	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary