Form 10-Q
period 2011-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2011-08-22
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, par value $0.001 per share, outstanding on August 19, 2011, was 118,963,291 shares.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report on Form 10-Q and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.  The registrant is under no duty to update any of the forward-looking statements contained herein after the date this quarterly report on Form 10-Q is submitted to the Securities and Exchange Commission (the “SEC”).

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

The condensed consolidated balance sheet as of June 30, 2011 and the related condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary IET, Inc. (collectively referred to herein as the “Company” or “Integrated”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  The condensed consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s annual report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three and six months ended June 30, 2011 and 2010, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$201,389	$65,660
Accounts receivable	108,898	50,256
Lease receivable	16,364	13,909
Stock subscription receivable	30,000	-
Inventory	225,960	195,372
Prepaid expenses	10,175	21,707

Total current assets	592,786	346,904

Building and equipment, net	332,718	338,156

Lease receivable, long-term	17,878	29,091

	$943,382	$714,151

Liabilities
Current liabilities:
Accounts payable	$286,607	$265,780
Accrued expenses	127,688	139,789
Customer deposits	44,109	-
Deposit – note payable purchase	150,000	-
Notes payable	450,000	250,000
Convertible debentures	175,000	265,318

Total current liabilities	1,233,404	920,887

Commitments and contingencies

Shareholders' deficiency
Common stock, par value $.001; 200,000,000 shares authorized; 118,963,291 and 108,496,641 shares issued and outstanding, respectively	118,963	108,497
Common stock purchased but not yet issued, 0 and 135,000 shares, respectively	-	135
Additional paid-in capital	14,261,211	13,186,988
Accumulated deficit	(14,670,196)	(13,502,356)

Total shareholders' deficiency	(290,022)	(206,736)

Total liabilities and shareholders' deficiency	$943,382	$714,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Sales	$176,642	$543,402	$204,152	$610,621
Leasing and licensing fees	14,177	28,910	26,177	29,628
	190,819	572,312	230,329	640,249
Cost of sales	72,342	176,095	92,157	209,456

Gross profit	118,477	396,217	138,172	430,793

Operating expenses:
General and administrative	559,456	493,971	889,387	749,779
Sales and marketing	126,262	15,417	248,977	158,429
Research and development	38,297	32,672	112,986	122,152
	724,015	542,060	1,251,350	1,030,360

Loss from operations	(605,538)	(145,843)	(1,113,178)	(599,567)

Other income (expense):
Interest income	483	-	589	-
Finance fees	(122)	(9,916)	(9,538)	(62,754)
Interest expense	(18,238)	(26,389)	(45,713)	(34,642)
Total other income (expense)	(17,877)	(36,305)	(54,662)	(97,396)

Net loss	$(623,415)	$(182,148)	$(1,167,840)	$(696,963)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	118,182,132	104,779,295	114,786,584	103,047,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,167,840)	$(696,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,438	2,347
Stock and warrants issued for loan and interest costs	7,539	160,423
Stock and warrants issued for services	370,516	117,000
Accretion of interest on convertible notes	9,682	9,682
Changes in operating assets and liabilities:
Accounts receivable	(58,642)	(387,575)
Lease receivable	8,758	-
Inventory	(60,588)	(116,806)
Prepaid expenses	11,531	11,776
Accounts payable	56,936	42,666
Accrued expenses	(12,101)	(42,890)
Customer deposits	8,000	-
Net cash used in operating activities	(820,771)	(900,340)
Cash flows from investing activity:
Purchase of fixed assets	-	(231,168)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	661,500	59,880
Proceeds from issuance of notes payable	200,000	175,000
Repayment of convertible debentures	(25,000)	-
Deposit – note payable purchase	150,000	-
Stock subscription receivable	(30,000)	-
Proceeds from issuance of convertible debentures	-	211,270
Proceeds from exercise of warrants and options	-	214,750
Net cash provided by financing activities	956,500	660,900
Increase (decrease) in cash and cash equivalents	135,729	(470,608)
Cash and cash equivalents - beginning of period	65,660	819,611
Cash and cash equivalents - end of period	$201,389	$349,003
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,401	$34,642
Noncash financing activities:
Stock and warrants issued for services	$370,516	$117,000
Stock and warrants issued for loan and interest costs	$7,539	$160,423
Stock issued as repayment on convertible debentures	$45,000	$295,800
Equipment exchanged as repayment on convertible debentures	$30,000	$-
Deposit on equipment purchase as payment for services	$36,109	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

1.           Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, has had negative cash flows from operations, has a working capital deficiency and has an accumulated deficit of $14,670,196 as of June 30, 2011.  The Company also has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  There can be no assurance that the Company will be successful in attaining profitability from its operations or in its capital raising efforts.  The current economic slowdown has made equity financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           Lease Receivable

The Company has a lease receivable relating to a capital lease of its equipment.  The lease payments are $1,250 per month over a 34-month term.  The interest rate used for the lease is 3%.  At June 30, 2011, the current portion of the lease receivable was $16,364 and the long-term portion was $17,878.

3.           Building and Equipment

As of June 30, 2011, total net building and equipment assets were $332,718, which included $328,977 in leasehold improvements, $28,371 in equipment, and $24,630 in accumulated depreciation.

4.           Notes Payable

On April 12, 2010, the Company issued a secured promissory note in the principal amount of $250,000 to the RHI Family Trust (the “Secured Note”).  The Secured Note is secured by substantially all of the assets of the Company and bears interest at a base margin rate, as defined in the Secured Note, plus 3.25% per annum, with the interest payable on a monthly basis.  The interest rate on the Secured Note has been 9.825% during its entire term.  The Secured Note matured on November 1, 2010 and is currently in default.  The Company has continued making the interest payments on the Secured Note and all accrued interest had been paid as of June 30, 2011.  The Company is in the process of discussing the restructuring of the Secured Note with the holder.

On January 5, 2011, the Company issued a promissory note in the principal amount of $200,000 (the “Zanett Note”) to the Zanett Opportunity Fund, Ltd. (“Zanett”).  The Zanett Note accrued interest at 12% per annum.  The Zanett Note was originally due to mature on April 15, 2011, but the maturity date was extended by mutual agreement to July 5, 2011.  The Zanett Note was subsequently refinanced and cancelled in connection with the Company’s issuance of a convertible debenture to Zanett on July 7, 2011 (the “Zanett Debenture”), pursuant to which the Company received $150,000 in cash proceeds from Zanett on June 28, 2011.  As of June 30, 2011, the Company recorded the $150,000 cash proceeds as a deposit on the purchase of a convertible debenture.  The terms of the Zanett Debenture are described in Note 10 – Subsequent Events, below.

5.           Convertible Debentures

On April 26, 2007, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The convertible debenture accrues interest at a rate of 10% per annum.  The Company is currently in default on this convertible debenture and is in the process of discussing a restructuring of the convertible debenture with the holder.  As of June 30, 2011, accrued and unpaid interest on this outstanding convertible debenture was $2,922.

On April 12, 2010, the Company issued three 8% convertible debentures in the aggregate principal amount of $150,000.  These convertible debentures matured on April 12, 2011 and are currently in default.  The Company is in the process of discussing the restructuring of the convertible debentures with the respective holders.  These convertible debentures included detachable warrants, and the Company allocated the proceeds based on the fair market value of each of the instruments.  The discount on the convertible debentures totaled $38,730, and the Company accreted interest between the dates of sale of the convertible debentures to maturity.  The Company will continue to accrue interest at a rate of 8% per annum, payable semi-annually, until the convertible debentures are paid.  As of June 30, 2011, accrued and unpaid interest on these outstanding convertible debentures aggregated to $3,024.

6.           Customer Deposits

On March 15, 2011, the Company entered into a capital lease sales agreement with a customer with respect to certain equipment.  The customer provided the Company with an $8,000 deposit as of June 30, 2011, which the Company will recognize as revenue upon the shipment and installation of the equipment at the customer’s location.

On March 29, 2011, the Company agreed to issue a credit to purchase equipment to a consultant in the amount of $36,109.  This credit was issued as payment to the consultant for consulting services previously rendered to the Company.  The Company has recorded this amount as a customer deposit.

7.           Common Stock

On January 26, 2011, the Board of Directors of the Company authorized the offering of up to 100 common stock units, each unit consisting of 187,500 shares of the Company’s common stock and warrants to purchase a total of 187,500 shares of the Company’s common stock at $0.08 per share.  The common stock units are being offered at $15,000 per unit for a total offering price of $1,500,000.  Initially, 63 common stock units were sold for an aggregate purchase price of $945,000.  In conjunction with the Company’s announcement on March 24, 2011 of the need to restate its condensed consolidated financial statements included with its Form 10-Q for the quarter ended September 30, 2010, the Company offered the purchasers of the common stock units the ability to rescind their purchases, which resulted in the rescission of 11 common stock units with an aggregate purchase price of $165,000 (the “Rescinded Units”).  Accordingly, during the six months ended June 30, 2011, 52 common stock units were sold, net of the Rescinded Units, for an aggregate purchase price of $780,000, of which $661,500 was received in cash by the Company, $45,000 was exchanged by the Company as payment on certain then outstanding convertible debentures and $72,500 was paid by the Company as fees.  In connection with the foregoing, the Company issued 9,750,000 shares of its common stock and warrants to purchase 9,750,000 shares of its common stock.  As of June 30, 2011, the Company recorded a stock subscription receivable in the amount of $30,000 related to the common stock units subscribed, but not paid for, as of June 30, 2011.  The Company received the proceeds related to this stock subscription receivable on July 8, 2011.

On January 26, 2011, the Company agreed to amend a consulting agreement with an unaffiliated third party for investor relations services, originally dated November 18, 2010.  This agreement was further amended on June 1, 2011.  Pursuant to the terms of the amended consulting agreement, the Company agreed to issue 100,000 shares of its common stock on a monthly basis in exchange for investor relations services.  The Company can terminate this agreement at any time upon written notice.  During the six months ended June 30, 2011, the Company issued 300,000 shares of common stock in connection with the amended consulting agreement.  The total expense associated with the issuance of these shares was $24,000, representing the fair market value of the shares on the date of issuance, which amount was expensed during the six months ended June 30, 2011.

On April 15, 2011, the Compensation Committee of the Board of Directors authorized the issuance of 50,000 shares of the Company’s common stock to the Company’s new Executive Vice President of Sales and Business Development.  The expense was $4,000, which represented the fair market value of the shares on the date the issuance was authorized.  The shares were issued on June 13, 2011.

On April 15, 2011, the Compensation Committee of the Board of Directors authorized the issuance of 231,650 shares of the Company’s common stock as settlement of $18,532 in outstanding amounts owed for services rendered to the Company by an unaffiliated third party.  This amount represented the fair market value of the shares on the date the issuance was authorized.  The shares were issued on June 13, 2011.

8.           Options and Warrants

On January 26, 2011, the Board of Directors approved the issuance of warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share and warrants to purchase 500,000 shares of the Company’s common stock at $0.25 per share, all expiring December 31, 2011.  These warrants were issued in connection with the renewal of an independent sales representative agreement with a stockholder of the Company.  The fair value of the warrants issued as calculated using the Black-Scholes model was $98,814, which amount is being expensed pro-rata over the one-year term of the warrants.  For the six months ended June 30, 2011, the Company recognized $41,173 in expense related to these warrant issuances.

On April 15, 2011, the Compensation Committee of the Board of Directors authorized the grant of options to a third party service provider as payment for services rendered to the Company.  Pursuant to these options the third party service provider may purchase up to 300,000 shares of the Company’s common stock.  These options are exercisable at $0.08 per share for a term of three years.  The options vested upon issuance.  The fair value of the options based on the Black-Scholes model was $11,090, which amount was expensed during the six months ended June 30, 2011.

On April 21, 2011, the Board of Directors approved the issuance of warrants to purchase a total of 4,606,061 shares of the Company’s common stock to its independent directors as compensation for services.  These warrants are exercisable at $0.07 per share for a term of ten years.  The warrants vested upon issuance.  The fair value of the warrants based on the Black-Scholes model was $202,078, which is being recognized as an expense over the remainder of the fiscal year.  For the quarter ended June 30, 2011, the Company recognized $59,572 in expense in connection with the issuance of the warrants.

On April 21, 2011, the Board of Directors approved the issuance of warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.40 per share as a loan fee.  These warrants will expire on December 31, 2012.  The fair value of the warrants based on the Black-Scholes model was $123, which amount was expensed during the quarter ended June 30, 2011.

On May 23, 2011, the Company issued warrants to purchase a total of 6,200,000 shares of the Company’s common stock in lieu of cash compensation to the Company’s new executive management team.  David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, was issued a warrant to purchase 3,100,000 shares of the Company’s common stock and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, also was issued a warrant to purchase 3,100,000 shares of the Company’s common stock.  These warrants are exercisable at $0.09 per share for a term of ten years.  Each warrant vests as follows:  1,550,000 of the shares subject to the warrant became eligible for purchase on May 23, 2011, an additional 86,111 of the shares subject to the warrant shall become eligible for purchase on and after the first day of each month for a seventeen (17) month period commencing June 1, 2011, and 86,113 of the shares subject to the warrant shall become eligible for purchase on and after December 1, 2012.  In the event of a Change of Control of the Company (as defined in the warrants), the warrants become fully vested.  The fair value of the warrants based on the Black-Scholes model was $349,520, which amount is being recognized as an expense over the eighteen-month vesting period of the warrants.  For the quarter ended June 30, 2011, the Company recognized $184,469 in expense in connection with the issuance of the warrants.

The fair value of the stock options granted and warrants issued during the six months ended June 30, 2011 was determined using the Black-Scholes pricing model with the following assumptions:

Stock price (per share)	$0.07 - $0.13
Risk-free interest rates	0.27% - 2.14%
Expected life (in years)	0.9 - 5.0
Expected volatility	69% - 130%
Dividend yield	0.00%
Risk of forfeiture	0.00% - 35.00%

During the six months ended June 30, 2011, the Company initially issued warrants to purchase a total of 11,812,500 shares of the Company’s common stock in connection with the sale of 63 common stock units in a private offering, as more fully described in Note 7 – Common Stock, above.  As a result of the rescission by certain purchasers of common stock units, warrants exercisable into 2,062,500 shares of the Company’s common stock were cancelled.  Accordingly, 52 common stock units were sold during the six months ended June 30, 2011, net of the Rescinded Units, which resulted in the issuance of warrants to purchase a total of 9,750,000 shares of the Company’s common stock.  These warrants expire on December 31, 2013, but the term of the warrants may be extended to December 31, 2015 in the event that the Company fails to register the shares of common stock subject to the warrants within 120 days of the termination by the Company of the offering of the common stock units.  The warrants are fully vested and exercisable in four pricing tiers, with each tier consisting of 2,437,500 shares of the Company’s common stock in the aggregate, at per share prices of $0.20, $0.25, $0.35, and $0.50, respectively.  The warrants also are callable by the Company, on a per tier basis, at a time when the Company’s 10-day volume weighted average share price for the Company’s common stock, as determined  by the Company’s closing price on the NASDAQ OTC Bulletin Board, equals or exceeds $0.25, $0.3125, $0.42, and $0.60, respectively.  Failure of a warrant holder to exercise any called tier of warrants within 30 days of receiving notice shall result in the forfeiture of all remaining warrants outstanding held by the warrant holder, provided that the Company has registered the shares underlying the warrants within 120 days of the termination by the Company of the offering of the common stock units.

A summary of stock options and warrants as of June 30, 2011 is as follows:

	Options	Average Price	Warrants	Average Price

Outstanding 1/1/2011	1,050,000	$0.12	13,889,582	$0.21
Granted	300,000	0.08	25,128,561	0.20
Cancelled/Expired	-	-	(2,212,500)	0.37
Exercised	-	-	-	-
Outstanding 6/30/2011	1,350,000	$0.11	36,805,643	$0.20

9.           Commitments and Contingencies

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.   The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  Future lease amounts are $71,291 per year for 2011, 2012 and 2013.

Effective May 30, 2007, the Company amended the employment agreements, originally dated January 3, 2005, with each William E. Prince, the former President and Chief Executive Officer of the Company, and Marion C. Sofield, the former Executive Vice President of Operations and Secretary of the Company.  These amended agreements required the Company to pay annual compensation to Mr. Prince and Ms. Sofield in the amount of $130,000 and $110,000, respectively, through March 31, 2012.  On June 16, 2011, the employment of each of Mr. Prince and Ms. Sofield was terminated.  The Company does not have any further liability under either of these agreements.

10.           Subsequent Events

The Company has evaluated all events that occurred subsequent to the balance sheet date through the date when the condensed consolidated financial statements were issued, and management has determined that the following events require disclosure in these financial statements.

Kinsey Convertible Debenture

On July 7, 2011 the Company issued to E. Wayne Kinsey III, a member of the Company’s Board of Directors, an 8% convertible debenture in connection with a private placement in which the Company received gross proceeds of $150,000 (the “Kinsey Debenture”).  The Kinsey Debenture has a three-year term maturing on July 7, 2014 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock, beginning on July 7, 2012.  If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Kinsey Debenture.

The entire principal amount of the Kinsey Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share, subject to a weighted average adjustment for certain issuances or sales of the Company’s common stock at a price per share less than $0.08.  In addition, at the option of the Company, the entire principal amount of the Kinsey Debenture is convertible into shares of the Company’s common stock at $0.10 per share, subject to a weighted average adjustment for certain issuances or sales of the Company’s common stock at a price per share less than $0.08, upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of twenty consecutive trading days is greater than or equal to $0.25 per share.  The quoted market price of the Company’s common stock as of July 7, 2011 was $0.08 per share.

An aggregate of 1,500,000 shares of the Company’s common stock can be issued pursuant to the Kinsey Debenture at the current conversion price of $0.10 per share.

Zanett Convertible Debenture

On July 7, 2011, the Company issued the Zanett Debenture to Zanett in a private placement.  The principal amount of the Zanett Debenture is $376,125.  The Company received gross proceeds of $150,000, and the Zanett Note Payable was cancelled, which included $200,000 of principal, $11,375 of accrued interest and $14,750 of fees.

The Zanett Debenture has a three-year term maturing on July 7, 2014 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock, beginning on July 7, 2012.  If the Company elects to pay the interest in shares of the its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Zanett Debenture.

The entire principal amount of the Zanett Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share.  In addition, at the option of the Company, the entire principal amount of the Zanett Debenture is convertible into shares of the Company’s common stock at $0.10 per share upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of twenty consecutive trading days is greater than or equal to $0.25 per share.  The quoted market price of the Company’s common stock as of July 7, 2011 was $0.08 per share.

An aggregate of 3,761,250 shares of the Company’s common stock can be issued pursuant to the Zanett Debenture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integrated designs, manufactures, markets and sells proprietary EcaFlo® equipment that utilizes electro-chemical activation (“ECA”) technology to produce EcaFlo® solutions.  These solutions provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  Our EcaFlo® Anolyte solution is a strong oxidizing solution formed from naturally occurring elements that kills unwanted microorganisms and pathogens.  Our EcaFlo® Catholyte solution is an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.  Our EcaFlo® equipment and solutions have developed commercial interest and we believe have substantial market potential.

ECA technology is a process of passing a diluted saline solution through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as catholytes and anolytes.

We produce and sell our equipment and related supplies under the EcaFlo® trade name, and in addition we sell and distribute the solutions produced by our equipment directly and through dealers and distributors under the EcaFlo® Anolyte (EcaFlo® Excelyte®, as trademarked by Benchmark Energy Products, LLC) and EcaFlo® Catholyte trade names.  Under certain commercial agreements, we sell equipment and service support for a fixed monthly price and then receive ongoing payments (royalties) for solutions produced under the agreement.

At the end of 2010, we began to change the business model of the Company from a capital equipment sales model to a leasing and service model.  Since then, we have moved the business steadily toward one of providing active disinfectant solutions to customers at their sites of business.  We seek long-term contracts directly with our targeted customers and through a distributor network.  In some circumstances, where the EcaFlo® solutions will be consumed by the customer in its commercial process, we will sell the production equipment to that customer.  The use by a customer of the EPA label as a basis for solutions sales requires a licensing agreement and a payment of a continuing royalty on the disposable solutions product.

We continue to focus on the commercialization of our EcaFlo® products in the oil and gas industry.  Our exclusive dealer/distributor for this industry is Benchmark Energy Products, LLC (“BEP”), which markets our fluids under the branded product name “Excelyte®” for use in the hydraulic fracture of natural gas wells.  The Excelyte® solutions have been proven to be more effective, and environmentally safer, than other, competing chemical technologies.  BEP currently owns nineteen EcaFlo® devices, located in two separate regional distribution centers owned and operated by BEP.

EcaFlo® Anolyte is an EPA-registered product which we have targeted to replace other chlorine-based antimicrobials.  Our commercialization of this product is premised upon the compelling economics and the environmentally friendly nature of the product.  The product can be as much as 100 times more effective than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control.  EcaFlo® Anolyte quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue.

Critical Accounting Policies and Estimates

General

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to the critical accounting policies other than the policies put in place regarding revenue recognition to address the Company’s lease sales as discussed below.

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

When we lease our equipment, our accounting involves specific determinations, which often involve complex provisions and significant judgments.  The four criteria of the accounting standard that we use in the determination of a sales-type lease or operating-type lease are (a) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment; (b) a review of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment; (c) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (d) a determination of whether or not the lease contains a bargain purchase option.  If the lease transaction meets one of the four criteria, then it is recorded as a sales-type lease; otherwise, it is recorded as an operating-type lease.  Additionally, we assess whether collectability of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease.

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

Results of Operations

Revenues.  Total revenue for the three months ended June 30, 2011 was $190,819, a decrease of $381,493, or 67%, from total revenue of $572,312 for the three months ended June 30, 2010.  Total revenue for the six months ended June 30, 2011 was $230,329, a decrease of $409,920, or 64%, from total revenue of $640,249 for the six months ended June 30, 2010.  The decreases in revenue for the three and six months ended June 30, 2011 were primarily due to a reduction in product sales resulting from a single large sale that occurred in the second quarter of 2010.

Cost of Sales.  Cost of sales for the three months ended June 30, 2011 was $72,342, a decrease of $103,753, or 59%, from cost of sales of $176,095 for the three months ended June 30, 2010.  Cost of sales for the six months ended June 30, 2011 was $92,157, a decrease of $117,299, or 56%, from cost of sales of $209,456 for the six months ended June 30, 2010.  The decreases in our cost of sales for the three and six months ended June 30, 2011 were a result of decreased sales for these periods.

Gross Profit.  As of the three months ended June 30, 2011 and 2010, gross profit margins were 62% and 69%, respectively.  As of the six months ended June 30, 2011 and 2010, gross profit margins were 60% and 67%, respectively.

General and Administrative Expenses.  For the three months ended June 30, 2011, general and administrative expenses were $559,456, an increase of $65,485, or 13%, from general and administrative expenses of $493,971 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, general and administrative expenses were $889,387, an increase of $139,608, or 19%, from general and administrative expenses of $749,779 for the six months ended June 30, 2010.  The increases in general and administrative expenses for the three and six months ended June 30, 2011 were primarily the result of an increase in employee payroll and related tax and benefit costs.

Sales and Marketing Expenses. For the three months ended June 30, 2011, sales and marketing expenses were $126,262, an increase of $110,845, or 719%, from sales and marketing expenses of $15,417 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, sales and marketing expenses were $248,977, an increase of $90,548, or 57%, from sales and marketing expenses of $158,429 for the six months ended June 30, 2010.  The increases in sales and marketing expenses for the three and six months ended June 30, 2011 were primarily the result of an increase in employee payroll and related tax and benefit costs.

Research and Development Expenses. For the three months ended June 30, 2011, research and development expenses were $38,297, an increase of $5,625, or 17%, from research and development expenses of $32,672 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, research and development expenses were $112,986, a decrease of $9,166, or 8%, from research and development expenses of $122,152 for the six months ended June 30, 2010.  The increase in research and development expenses for the three months ended June 30, 2011 was primarily the result of an increase in employee payroll and related tax and benefit costs.  The decrease in research and development expenses for the six month period ended June 30, 2011 was primarily the result of a decrease in testing supplies purchased during this period for research and development purposes.

Loss from Operations. For the three months ended June 30, 2011, the loss from operations was $605,538, an increase of $459,695, or 315%, from a loss from operations of $145,843 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, loss from operations was $1,113,178, an increase of $513,611, or 86%, from a loss from operations of $599,567 for the six months ended June 30, 2010.  The increases in the loss from operations for the three and six months ended June 30, 2011 were the result of increased general and administrative and research and development expenses coupled with decreased sales revenue during these periods.

Interest Income.  For the three and six months ended June 30, 2011, interest income was $483 and $589, respectively, as compared to $0 for the three and six months ended June 30, 2010.  The increases in interest income for the three and six months ended June 30, 2011 were primarily related to interest recognized by the Company on its capital lease sales of equipment.

Finance Fees. For the three months ended June 30, 2011, finance fees were $122, a decrease of $9,794, or 99%, from finance fees of $9,916 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, finance fees were $9,538, a decrease of $53,216, or 85%, from finance fees of $62,754 for the six months ended June 30, 2010.  The decreases in finance fees for the three and six months ended June 30, 2011 were primarily due to a decrease in loan fees associated with a number of temporary working capital loans.

Interest Expense. For the three months ended June 30, 2011, interest expense was $18,238, a decrease of $8,151, or 31%, from interest expense of $26,389 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, interest expense was $45,713, an increase of $11,071, or 32%, from interest expense of $34,642 for the six months ended June 30, 2010.  The decrease in interest expense for the three months ended June 30, 2011 was the result of decreased outstanding notes payable accruing interest during this period.  The increase in interest expense for the six months ended June 30, 2011 was primarily the result of the Secured Note and the 8% convertible debentures issued by the Company on April 12, 2010.

Net Loss.  For the three months ended June 30, 2011, the net loss was $623,415, an increase of $441,267, or 242%, from net loss of $182,148 for the three months ended June 30, 2010.  The increase in net loss was primarily attributable to a $381,493 decrease in revenue, a $65,485 increase in general and administrative expenses, a $110,845 increase in sales and marketing expenses and a $5,625 increase in research and development expenses, offset by a $103,753 decrease in cost of sales, a $9,794 decrease in finance fees and a decrease of $8,151 in interest expense.

For the six months ended June 30, 2011, net loss was $1,167,840, an increase of $470,877, or 68%, from net loss of $696,963 for the six months ended June 30, 2010.  The increase in net loss was primarily attributable to a $409,920 decrease in revenue, a $139,608 increase in general and administrative expenses, a $90,548 increase in sales and marketing expenses and an $11,071 increase in interest expense, offset by a $209,456 decrease in cost of sales, a $9,166 decrease in research and development expenses and a $53,216 decrease in finance fees.

Liquidity and Capital Resources

As June 30, 2011, we had a working capital deficiency of $640,618 and cash and cash equivalents on hand of approximately $201,000.  The $135,729 increase in cash on hand from December 31, 2010 was primarily due to the receipt of financing proceeds from the issuance of our common stock and the issuance of notes payable, offset by our continuing operating expenses.

As of August 19, 2011, our cash position was approximately $175,000.  Our current cash on hand is not sufficient to meet our operating requirements through the quarter ending September 30, 2011.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working towards attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  The current economic slowdown has made financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.

Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the year ended December 31, 2010, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Integrated is a smaller reporting company and is therefore not required to provide this information.

Item 4.                    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.  As reported in Amendment No. 1 to the Company’s Form 10-Q for the quarter ended September 30, 2010, which was filed with the SEC on August 15, 2011, the Board of Directors of the Company determined that the controls and procedures were not effective as of September 30, 2010.  The Board of Directors also determined that the controls and procedures were not effective as of December 31, 2010 and as of March 31, 2011 due to the lack of sufficient internal resources.  On June 16, 2011, the Board of Directors of the Company appointed David R. LaVance as President and Chief Executive Officer and Thomas S. Gifford as Chief Financial Officer.  Mr. LaVance and Mr. Gifford are experienced in public company accounting and reporting and believe that as a result of their hiring and assumption of management of the Company, including their assumption of the operation of the Company’s controls and procedures, as well as the recent formation by the Board of an Audit Committee and the engagement of outside counsel experienced in assisting companies comply with their reporting obligations under the Exchange Act, the Company’s disclosure controls and procedures are effective as of June 30, 2011.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Management reviews the Company’s system of internal control over financial reporting and makes changes to the Company’s processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

As discussed above, on June 16, 2011, Mr. LaVance was appointed as President and Chief Executive Officer of the Company and Mr. Gifford was appointed as Chief Financial Officer of the Company.  Each of Mr. LaVance and Mr. Gifford is experienced in public company accounting and reporting.  The Company believes that the appointments of Mr. LaVance as the Company’s Principal Executive Officer and Mr. Gifford as the Company’s Principal Financial and Accounting Officer had a material effect on the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings

None.

Item 1A.                    Risk Factors

Integrated is a smaller reporting company and is therefore not required to provide this information.

Item 2.                    Recent Sales of Unregistered Securities

Common Stock Units

On January 26, 2011, the Board of Directors of the Company authorized the offering of up to 100 common stock units, each unit consisting of 187,500 shares of the Company’s common stock and warrants to purchase a total of 187,500 shares of the Company’s common stock at $0.08 per share.  The units are being offered at $15,000 per unit for a total offering price of $1,500,000.  Initially, 63 units were sold for an aggregate purchase price of $945,000.  In conjunction with Company’s announcement on March 24, 2011 of the need to restate its condensed consolidated financial statements included with its Form 10-Q for the quarter ended September 30, 2010, the unit rescission offered by the Company resulted in the rescission of 11 common stock units with an aggregate purchase price of $165,000.  Accordingly, during the six months ended June 30, 2011, 52 common stock units were sold, net of the Rescinded Units, for an aggregate purchase price of $780,000, of which $661,500 was received in cash by the Company, $45,000 was exchanged by the Company as payment on certain then outstanding convertible debentures and $72,500 was paid by the Company as fees.  In connection with the foregoing, the Company issued 9,750,000 shares of its common stock.

 In addition, in connection with the foregoing, the Company initially issued warrants to purchase 11,812,500 shares of its common stock.  As a result of the rescission of certain of the common stock units, warrants exercisable into 2,062,500 shares of the Company’s common stock were cancelled.  Accordingly, net of the cancelled warrants, the Company issued warrants to purchase a total of 9,750,000 shares of its common stock.  The warrants expire on December 31, 2013, but the term of the warrants may be extended to December 31, 2015 in the event that the Company fails to register the shares of common stock subject to the warrants within 120 days of the termination by the Company of the offering of the common stock units.  The warrants are fully vested and exercisable in four pricing tiers, with each tier consisting of 2,437,500 shares of the Company’s common stock in the aggregate, at per share exercise prices of $0.20, $0.25, $0.35, and $0.50, respectively.  The warrants are callable by the Company, on a per tier basis, at a time when the Company’s 10-day volume weighted average share price for the Company’s common stock, as determined  by the Company’s closing price on the NASDAQ OTC Bulletin Board, equals or exceeds $0.25, $0.3125, $0.42, and $0.60, respectively.  Failure of a warrant holder to exercise any called tier of warrants within 30 days of receiving notice shall result in the forfeiture of all remaining tiers, provided that the Company has registered the shares of common stock underlying the warrants within 120 days of the termination by the Company of the offering of the common stock units.

The Company made each of the aforementioned issuances of its securities in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Stock Issuances for Services

On June 13, 2011, the Company issued 50,000 shares of its common stock to the Company’s new Executive Vice President of Sales and Business Development.

On June 13, 2011, the Company issued 231,650 shares of its common stock to the Company’s former outside legal counsel as settlement of outstanding debt for services rendered.

On April 22, 2011, the Company issued 200,000 shares of its common stock to an accredited non-affiliate as compensation for investor relations services provided pursuant to a consulting agreement.

On June 27, 2011, the Company issued 200,000 shares of its common stock to an accredited non-affiliate as compensation for investor relations services provided pursuant to a consulting agreement.

The Company made each of the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Warrant Issuances and Option Grants

On April 15, 2011, the Compensation Committee of the Board of Directors approved the grant of options to purchase 300,000 shares of the Company’s common stock to the Company’s former outside legal counsel for services rendered.  These options vested at issuance and are exercisable at $0.08 per share for a term of three years.

On April 21, 2011, the Board of Directors approved the issuance of warrants to purchase 10,000 shares of the Company’s common stock to a non-affiliated accredited investor in connection with a convertible note.  These warrants, which vested at issuance, are exercisable at $0.40 per share and expire on December 31, 2012.

On April 21, 2011, the Board of Directors approved the issuance of warrants to purchase a total of 4,606,061 shares of the Company’s common stock to its independent directors as compensation for services on the Board in lieu of cash.  These warrants vested at issuance and are exercisable at $0.07 per share for a term of ten years.

On May 23, 2011, the Board of Directors approved the issuance of warrants to purchase a total of 6,200,000 shares of the Company’s common stock to two executive officers as compensation in lieu of cash.  These warrants vest over 18 months and are exercisable at $0.09 per share for a term of ten years.

The Company made each of the aforementioned warrant issuances and stock option grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Item 3.                    Defaults Upon Senior Securities

The Company is in default with respect to the repayment of principal and interest of a 10% convertible debenture in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The Company is in the process of discussing a restructuring of the convertible debenture with the holder.  This convertible debenture will continue to accrue interest at a rate of 10% per annum, payable semi-annually, until all amounts due thereunder are repaid.  As of August 19, 2011, accrued and unpaid interest on this outstanding convertible debenture was $3,349.

The Company is in default with respect to the repayment of principal and interest of three 8% convertible debentures in the aggregate principal amount of $150,000, which matured on April 12, 2011.  The Company is in the process of discussing the restructuring of the convertible debentures with the respective holders.  The convertible debentures will continue to accrue interest at a rate of 8% per annum, payable semi-annually, until all amounts due thereunder are repaid.  As of August 19, 2011, accrued and unpaid interest on these convertible debentures aggregated to $7,726.

The Company is in default with respect to the repayment of principal on the Secured Note in the principal amount of $250,000, which matured on November 1, 2010.  The Secured Note will continue to accrue interest at a base margin rate, as defined in the Secured Note, plus 3.25% per annum, payable monthly, until all amounts due thereunder are repaid.  The Company is in the process of negotiating the restructuring of the terms of the Secured Note with the trustee of the RHI Family Trust.  As of August 19, 2011, accrued and unpaid interest on the Secured Note was $1,365.

Item 4.                    Removed and Reserved

Item 5.                     Other Information

On July 7, 2011, the Company issued the Kinsey Debenture in a private placement in which the Company received gross proceeds of $150,000.  The Company issued the Kinsey Debenture in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act for private offerings not involving a public distribution.  The terms of the Kinsey Debenture are described in greater detail in Note 10 – Subsequent Events, to the Company’s condensed consolidated financial statements included with this report.  The Company will use the proceeds received in this private placement for working capital purposes.

On July 7, 2011, the Company issued the Zanett Debenture in a private placement in which the Company received gross proceeds of $150,000.  In addition, the Zanett Note was cancelled.  The Company issued the Zanett Debenture in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act for private offerings not involving a public distribution.  The terms of the Zanett Debenture and the Zanett Note are described in greater detail in Note 10 – Subsequent Events and Note 4 – Notes Payable, respectively, to the Company’s condensed consolidated financial statements included with this report.  The Company will use the proceeds received in this private placement for working capital purposes.

Item 6.                    Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

Date: August 22, 2011	By:	/s/ David R. LaVance
Name: David R. LaVance
Title: President and Chief Executive Officer

Date: August 22, 2011	By:	/s/ Thomas S. Gifford
Name: Thomas S. Gifford
Title: Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
3.1
Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3(i)(h) to the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2008)

3.2	Amended and Restated Bylaws of the Company.
4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007.
4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007.
4.3	Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett Opportunity Fund, Ltd. (“Zanett”) dated August 19, 2009.
4.4	First Amendment dated November 20, 2009 to Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett dated August 19, 2009.
4.5
Form of Convertible Debenture Purchase Agreement and 8% Convertible Debenture issued by the Company to each of Green Energy Metals Fund, LP (principal amount of $50,000) dated April 12, 2010; Odysseus Fund, LP (principal amount of $50,000) dated April 12, 2010 and David G. Snow (principal amount of $50,000) dated April 12, 2010.

4.6	Promissory Note Agreement between the Company and RHI Family Trust dated April 12, 2010.
4.7	Security Agreement between the Company and RHI Family Trust dated April 12, 2010.
4.8	Interest Only Six Month Term Note with Balloon Payment in the principal amount of $250,000 issued by the Company to RHI Family Trust dated April 12, 2010.
4.9	10% Convertible Note in the principal amount of $167,339 issued to Gemini Master Fund, Ltd. (“Gemini”) dated September 10, 2010.
4.10	Exchange Agreement between the Company and Gemini dated September 10, 2010.
4.11	Loan Agreement between the Company and Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.i to the Company’s Form 8-K filed with the SEC on January 24, 2011).
4.12
Promissory Note in the principal amount of $200,000 issued to Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.ii to the Company’s Form 8-K filed with the SEC on January 24, 2011).

Exhibit No.	Description
4.13	First Amendment dated April 5, 2011 to Loan Agreement and Promissory Note in the principal amount of $200,000 issued by the Company to Zanett dated January 5, 2011.
4.10
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to E. Wayne Kinsey III dated July 7, 2011 (incorporated by reference to 4.1 to the Company’s Form 8-K filed with the SEC on July 13, 2011).

4.11
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to Zanett dated July 7, 2011 (incorporated by reference to 4.2 to the Company’s Form 8-K filed with the SEC on July 13, 2011).

10.1
Stock Acquisition Agreement between the Company and Benchmark Performance Group, Inc. (“Benchmark”) dated June 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 21, 2007).

10.2
Exclusive License and Distribution Agreement between IET, Inc. and Benchmark Energy Products, L.P. dated June 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 21, 2007)

10.3	Registration Rights Agreement between the Company and Benchmark dated June 21, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 21, 2007).
10.4	2002 Stock Option Plan of the Company.
10.5	2010 Stock Incentive Plan of the Company.
10.6	Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated November 20, 2009.
10.7	Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010.
10.8	Addendum dated May 19, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010.
10.9	Addendum dated September 1, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010.
10.10	Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated February 1, 2011.
10.11	Corporate Services Agreement between the Company and Catalyst Financial Resources LLC dated February 23, 2010.
10.12
Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Duhman (for the purchase of 969,697 shares of the Company’s common stock).

Exhibit No.	Description
10.13
Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock).

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.