Form 10-K/A
period 2010-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2011-08-26
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0200471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Commerce Street
Little River, South Carolina	29566
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:        (843) 390-2500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, par value $0.001 per share, outstanding on March 21, 2011 was 117,069,141 shares.

EXPLANATORY NOTE

Integrated Environmental Technologies, Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011 (the “Original Report”) to amend the following:

1) the Preface section of Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in order to remove the information regarding the effect of the condensed consolidated financial statement adjustments related to the Company’s restatement of its previously reported unaudited condensed consolidated balance sheet as of September 30, 2010 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010, as previously disclosed in the Company’s current report on Form 8-K filed with the SEC on March 28, 2011;

2) Item 9A of Part II, “Controls and Procedures,” to correct deficiencies in the disclosure previously provided in the Original Report, including the inclusion of management’s annual report on internal control over financial reporting, which was inadvertently omitted from the Original Report; and

3) Item 15 of Part IV, “Exhibits, Financial Statement Schedules,” in order to incorporate by reference certain documents required to be included as exhibits to this report.

This Amendment should be read in conjunction with the Original Report.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Amendment on Form 10-K/A and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  The registrant is under no duty to update any of the forward-looking statements contained herein after the date this Amendment on Form 10-K/A is submitted to the SEC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included with the Original Report. References in the following discussion and throughout this Amendment to “we”, “our”, “us”, “IET”, “the Company”, and similar terms refer to Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary, I.E.T., Inc., unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in the Original Report.

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

Cost of goods sold/Gross profit percentage of sales

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	December 31,	December 31,	Increase / (Decrease)
	2010	2009	$	%

Current Assets	$346,904	$1,034,152	$(687,248)	(66%)

Current Liabilities	$920,887	$888,743	$(32,144)	(4%)

Working Capital (deficit)	$(573,983)	$145,409	$(719,392)	(494%)

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

Off-Balance-Sheet Arrangements

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

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our former Chief Executive Officer and Principal Financial Officer, William E. Prince, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by the Original Report.  Based on that evaluation, Mr. Prince concluded that our disclosure controls and procedures were not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Specifically, certain financial information included in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 15, 2010 was incorrect.  As previously disclosed in the Company’s current report on Form 8-K filed on March 28, 2011, after discussions between the Company and the Company’s independent registered public accounting firm, the Company concluded that the previously issued unaudited condensed consolidated balance sheet as of September 30, 2010 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010 included in the quarterly report on Form 10-Q for the quarter ended September 30, 2010 should be restated.  Accordingly, Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010 was filed with the SEC on August 15, 2011.  In addition, during the review of the circumstances surrounding the amendment of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2010 and this Amendment to the Original Report, the Board of Directors of the Company determined that the Company’s disclosure controls and procedures were not effective due to the lack of sufficient internal resources.

During the review of the circumstances surrounding the amendment of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2010 and this Amendment to the Original Report, the Board of Directors of the Company determined that the Company lacked sufficient internal resources during the quarter ended December 31, 2010, and, consequently, the Company’s disclosure controls and procedures were not effective as of December 31, 2010.  Accordingly, effective May 22, 2011, the Company hired a Chief Financial Officer experienced in public company accounting and reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal controls over financial reporting include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We do not believe that Mr. Prince, our former Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. However, in consideration of the deficiencies in the Company’s financial reporting as discussed above, and in connection with the preparation of this Amendment to the Original Report, the Board of Directors determined that management lacked sufficient internal resources as of December 31, 2010 to have effective internal controls over financial reporting. Therefore, the Company’s internal control over financial reporting was not effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

Current management does not believe that there was any change in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting. However, effective April 21, 2011, the Company formed an audit committee consisting of independent directors, as defined by NASDAQ and the SEC, and chaired by a financial expert as defined by the SEC. In addition, effective May 22, 2011, the Company hired a Chief Financial Officer experienced in public company accounting and reporting. The Company believes that the addition of these internal resources will make the Company’s internal controls over financial reporting effective on a going forward basis.

Part IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 of this report.

(b)           Financial Statement Schedules

Reference is made to the Index of Financial Statements on page F-1 of the Original Report.  No schedules are included with the financial statements because the required information is inapplicable or is presented in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

August 26, 2011	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

August 26, 2011	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
3.1
Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3(i)(h) to the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2008).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).
4.1
Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

4.2
10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

4.3
Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett Opportunity Fund, Ltd. (“Zanett”) dated August 19, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

4.4
First Amendment dated November 20, 2009 to Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett dated August 19, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

4.5
Form of Convertible Debenture Purchase Agreement and 8% Convertible Debenture issued by the Company to each of Green Energy Metals Fund, LP (principal amount of $50,000) dated April 12, 2010; Odysseus Fund, LP (principal amount of $50,000) dated April 12, 2010 and David G. Snow (principal amount of $50,000) dated April 12, 2010 (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

4.6	Promissory Note Agreement between the Company and RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).
4.7	Security Agreement between the Company and RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).
4.8
Interest Only Six Month Term Note with Balloon Payment in the principal amount of $250,000 issued by the Company to RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

Exhibit No.	Description
4.9
10% Convertible Note in the principal amount of $167,339 issued to Gemini Master Fund, Ltd. (“Gemini”) dated September 10, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

4.10	Exchange Agreement between the Company and Gemini dated September 10, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).
4.11	Loan Agreement between the Company and Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.i to the Company’s Form 8-K filed with the SEC on January 24, 2011).
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

10.3	Registration Rights Agreement between the Company and Benchmark dated June 21, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 21, 2007).
*10.4	2002 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).
*10.5	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).
10.6
Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated November 20, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

10.7
Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

10.8
Addendum dated May 19, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

Exhibit No.	Description
10.9
Addendum dated September 1, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

10.10
Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated February 1, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

10.11
Corporate Services Agreement between the Company and Catalyst Financial Resources LLC dated February 23, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
* Constitutes a management contract under Section 601 of Regulation S-K.