Form 10-Q/A
period 2011-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2011-09-09
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

aCommission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0200471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Commerce Street
Little River, South Carolina	29566
(Address of principal executive offices)	(Zip Code)

(843) 390-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 25, 2011, was 117,269,141 shares.

EXPLANATORY NOTE

Integrated Environmental Technologies, Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on May 16, 2011 (the “Original Report”) to amend the following:

    1)  Item 1 of Part I, “Financial Statements” to restate the unaudited condensed consolidated balance sheet as of December 31, 2010 in order to correctly report building and equipment, net, and total assets which were each understated by $299,886 in the Original Report, to modify the disclosure in Note 5 – Notes Payable and Note 6 – Convertible Notes Payable, and to modify the paragraph regarding Forward-Looking Statements;

    2)  Item 4T of Part I, “Controls and Procedures,” to provide that the Company’s controls and procedures as of the end of the period covered by this report were not effective;

    3)  Item 3 of Part II, “Defaults Upon Senior Securities,” to include information with respect to certain securities not included in the Original Report; and

    4)  Item 6 of Part II, “Exhibits,” in order to incorporate by reference certain documents required to be included as exhibits to this report.

    The effect of the condensed consolidated financial statement adjustments related to the restatement of our previously reported unaudited condensed consolidated balance sheet as of December 31, 2010 included in the Original Report are summarized in “Part I – Item 1.  Financial Statements” and “Notes to Condensed Consolidated Financial Statements - Note 11” included in this Amendment.

    This Amendment should be read in conjunction with the Original Report.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010
		(Restated)
Assets
Current assets:
Cash	$374,622	$65,660
Accounts receivable	47,959	50,256
Lease receivable	16,364	13,909
Inventory	219,610	195,372
Prepaid expenses	18,073	21,707

Total current assets	676,628	346,904

Building and equipment, net	335,437	338,156

Lease receivable, long-term	25,493	29,091

Total assets	$1,037,558	$714,151

Liabilities
Current liabilities:
Accounts payable	$261,055	$265,780
Accrued expenses	143,597	139,789
Notes payable	450,000	250,000
Convertible notes	275,000	265,318

Total current liabilities	1,129,652	920,887

Commitments and contingencies
Shareholders' deficiency
Common stock 200,000,000 shares authorized; par value $.001; 117,069,141 and 108,496,641 shares issued, respectively	117,069	108,497
Common stock bought not issued, 0 and 135,000 shares, respectively	-	135
Paid-in capital	13,837,616	13,186,988
Accumulated deficit	(14,046,779)	(13,502,356)

Total shareholders' deficiency	(92,094)	(206,736)
Total liabilities and shareholders' deficiency	$1,037,558	$714,151

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

Note 5 – Notes Payable

On April 12, 2010, the Company issued a secured promissory note in the principal amount of $250,000 to the RHI Family Trust (the “Secured Note”).  The Secured Note is secured by substantially all of the assets of the Company and bears interest at a base margin rate, as defined in the Secured Note, plus 3.25% per annum, with the interest payable on a monthly basis.  The interest rate on the Secured Note has been 9.825% during its entire term.  The Secured Note matured on November 1, 2010 and is currently in default.  The Company has continued making the interest payments on the Secured Note.  As of March 31, 2011, the accrued and unpaid interest on the Secured Note was $2,115.

On January 5, 2011, we borrowed $200,000 from an affiliated party at an interest rate of 12%.  The principal and interest were originally due on April 15, 2011.  The maturity date was subsequently extended through July 5, 2011.

Note 6 – Convertible Notes Payable

On April 26, 2007, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The convertible debenture accrues interest at a rate of 10% per annum.  The Company is currently in default on this convertible debenture.  As of March 31, 2011, accrued and unpaid interest on this outstanding convertible debenture was $2,383.

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

In the quarter ended March 31, 2011, we issued warrants to purchase a total of 8,437,500 restricted shares of common stock in connection with the sale of 45 units of a private offering  (See Note 7).  These warrants are exercisable in four tiers at varying exercise prices, and expire December 31, 2013.

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

On April 15, 2011, the Compensation Committee of the Board of Directors authorized the issuance of options to purchase 300,000 shares of our common stock to the Company’s legal counsel for services rendered.  These options are exercisable at $0.08 per share for a term of three years.  The value of the options as calculated using the Black-Scholes model was $17,061 and this was amount was expensed as a legal fee.

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

Note 11 - Restatement of Prior Period Financial Statements

In the Original Report, building and equipment, net, and total assets were each understated by $299,886 on the unaudited condensed consolidated balance sheet as of December 31, 2010.   This error resulted in total assets not equaling total liabilities and shareholders’ deficiency on the unaudited condensed consolidated balance sheet as of December 31, 2010 included in the Original Report.

The table below presents the effect of the condensed consolidated financial statement adjustments related to the restatement of our previously reported unaudited condensed consolidated balance sheet as of December 31, 2010 as reported in the Original Report.

	As Originally Filed	Correction	As Restated
Balance Sheet at December 31, 2010
Assets:
Building and equipment, net	$38,270	$299,886	$338,156
Total assets	414,265	299,886	714,151

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.  The registrant is under no duty to update any of the forward-looking statements contained herein after the date this quarterly report on Form 10-Q is submitted to the SEC.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our former Chief Executive Officer and Principal Financial Officer, William E. Prince, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, Mr. Prince concluded that our disclosure controls and procedures were effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the review of the circumstances surrounding the amendment of this report, the Board of Directors of the Company determined that the Company’s controls and procedures were not effective for the quarter ended March 31, 2011 due to the lack of sufficient internal resources.  Accordingly, effective May 22, 2011, the Company hired a Chief Financial Officer experienced in public company accounting and reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

The Company is in default with respect to the repayment of principal and interest of a 10% convertible debenture in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The Company is in the process of discussing a restructuring of the convertible debenture with the holder.  This convertible debenture will continue to accrue interest at a rate of 10% per annum, payable semi-annually, until all amounts due thereunder are repaid.  As of May 16, 2011, accrued and unpaid interest on this outstanding convertible debenture was $2,698.

The Company is in default with respect to the repayment of principal on the Secured Note in the principal amount of $250,000, which matured on November 1, 2010.  The Secured Note will continue to accrue interest at a base margin rate, as defined in the Secured Note, plus 3.25% per annum, payable monthly, until all amounts due thereunder are repaid.  The Company is in the process of negotiating the restructuring of the terms of the Secured Note with the trustee of the RHI Family Trust.  As of May 16, 2011, accrued and unpaid interest on the Secured Note was $1,092.

Item 6.	Exhibits.

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES,LTD.

Date: September 9, 2011	By:	/s/David R. LaVance
David R. LaVance
President and Chief Executive Officer

Date: September 9, 2011	By:	/s/Thomas S. Gifford
Thomas S. Gifford
Title Executive Vice President,
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

10.3	Registration Rights Agreement between the Company and Benchmark dated June 21, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 21, 2007).
10.4	2002 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).
10.5	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on August 22, 2011).
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