Form 10-Q/A
period 2011-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2011-09-13
CIK 1084031

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2011, was 118,963,291 shares.

EXPLANATORY NOTE

Integrated Environmental Technologies, Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission (“SEC”) on August 22, 2011 (the “Original Report”) solely to furnish Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Company’s (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and (iii) condensed consolidated statements of cash flows that were included in the Original Report and now formatted in Extensible Business Reporting Language (XBRL).  No other changes have been made to the Original Report.  This Amendment should be read in conjunction with the Original Report.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

Item 6.    Exhibits.

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

September 13, 2011	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 13, 2011	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
3.1*
Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3(i)(h) to the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2008)

3.2*	Amended and Restated Bylaws of the Company.

4.1*	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007.

4.2*	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007.

4.3*	Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett Opportunity Fund, Ltd. (“Zanett”) dated August 19, 2009.

4.4*	First Amendment dated November 20, 2009 to Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett dated August 19, 2009.

4.5*
Form of Convertible Debenture Purchase Agreement and 8% Convertible Debenture issued by the Company to each of Green Energy Metals Fund, LP (principal amount of $50,000) dated April 12, 2010; Odysseus Fund, LP (principal amount of $50,000) dated April 12, 2010 and David G. Snow (principal amount of $50,000) dated April 12, 2010.

4.6*	Promissory Note Agreement between the Company and RHI Family Trust dated April 12, 2010.

4.7*	Security Agreement between the Company and RHI Family Trust dated April 12, 2010.

4.8*	Interest Only Six Month Term Note with Balloon Payment in the principal amount of $250,000 issued by the Company to RHI Family Trust dated April 12, 2010.

4.9*	10% Convertible Note in the principal amount of $167,339 issued to Gemini Master Fund, Ltd. (“Gemini”) dated September 10, 2010.

4.10*	Exchange Agreement between the Company and Gemini dated September 10, 2010.

4.11*	Loan Agreement between the Company and Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.i to the Company’s Form 8-K filed with the SEC on January 24, 2011).

4.12*
Promissory Note in the principal amount of $200,000 issued to Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.ii to the Company’s Form 8-K filed with the SEC on January 24, 2011).

Exhibit No.	Description
4.13*	First Amendment dated April 5, 2011 to Loan Agreement and Promissory Note in the principal amount of $200,000 issued by the Company to Zanett dated January 5, 2011.

4.10*
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to E. Wayne Kinsey III dated July 7, 2011 (incorporated by reference to 4.1 to the Company’s Form 8-K filed with the SEC on July 13, 2011).

4.11*
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to Zanett dated July 7, 2011 (incorporated by reference to 4.2 to the Company’s Form 8-K filed with the SEC on July 13, 2011).

10.1*
Stock Acquisition Agreement between the Company and Benchmark Performance Group, Inc. (“Benchmark”) dated June 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 21, 2007).

10.2*
Exclusive License and Distribution Agreement between IET, Inc. and Benchmark Energy Products, L.P. dated June 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 21, 2007)

10.3*	Registration Rights Agreement between the Company and Benchmark dated June 21, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 21, 2007).

10.4*	2002 Stock Option Plan of the Company.

10.5*	2010 Stock Incentive Plan of the Company.

10.6*	Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated November 20, 2009.

10.7*	Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010.

10.8*	Addendum dated May 19, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010.

10.9*	Addendum dated September 1, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010.

10.10*	Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated February 1, 2011.

10.11*	Corporate Services Agreement between the Company and Catalyst Financial Resources LLC dated February 23, 2010.

10.12*
Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Duhman (for the purchase of 969,697 shares of the Company’s common stock).

Exhibit No.	Description
10.13*
Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock).

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101**
The following materials from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and (iii) condensed consolidated statements of cash flows.

*  Filed with, or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 22, 2011.

**  Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.