Form 10-Q
period 2011-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2011-11-17
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No 

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐ No☒

As of November 15, 2011, there were 122,735,165 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except as may be required by applicable securities laws, the registrant is under no duty to update any of the forward-looking statements contained herein after the date this quarterly report on Form 10-Q is submitted to the Securities and Exchange Commission (the “SEC”).  You should, however, consult further disclosures we make in future filing of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The condensed consolidated balance sheet as of September 30, 2011 and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary IET, Inc. (collectively referred to herein as the “Company” or “Integrated”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  The condensed consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as amended.

The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$394,599	$65,660
Accounts receivable	27,990	50,256
Lease receivable	16,364	13,909
Inventory	214,466	195,372
Prepaid expenses	12,409	21,707

Total current assets	665,828	346,904

Building and equipment, net	330,134	338,156

Lease receivable, long-term	14,376	29,091

	$1,010,338	$714,151

Liabilities and Shareholders’ Deficiency
Current liabilities:
Accounts payable	$365,631	$265,780
Accrued expenses	66,364	139,789
Customer deposits	56,109	-
Notes payable	-	250,000
Convertible debentures	175,000	265,318

Total current liabilities	663,104	920,887

Convertible debentures	526,125	-
Convertible promissory notes	500,000	-

Total liabilities	1,689,229	920,887

Commitments and contingencies

Shareholders’ deficiency:
Common stock, $.001 par value; 200,000,000 shares authorized; 119,303,791 and 108,496,641 shares issued and outstanding, respectively	119,304	108,497
Common stock purchased but not yet issued, 0 and 135,000 shares, respectively	-	135
Additional paid-in capital	14,413,263	13,186,988
Accumulated deficit	(15,211,458)	(13,502,356)

Total shareholders' deficiency	(678,891)	(206,736)

Total liabilities and shareholders' deficiency	$1,010,338	$714,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Sales	$69,289	$71,716	$273,441	$682,382
Leasing and Licensing Fees	13,500	400	39,677	29,983
	82,789	72,116	313,118	712,365
Cost of sales	30,113	27,681	122,269	237,137

Gross profit	52,676	44,435	190,849	475,228

Operating expenses:
General and administrative expense	392,408	412,723	1,281,796	1,162,502
Sales and marketing expense	151,623	80,938	400,600	239,367
Research and development expense	50,401	34,677	163,386	156,829
Gain on settlement of accounts payable	(21,040)	-	(21,040)	-
	573,392	528,338	1,824,742	1,558,698

Loss from operations	(520,716)	(483,903)	(1,633,893)	(1,083,470)

Other income (expense):
Interest income	248	-	837	-
Finance fees	-	-	(9,539)	-
Interest expense	(20,794)	(122,620)	(66,507)	(220,016)
Total other income (expense)	(20,546)	(122,620)	(75,209)	(220,016)

Net loss	$(541,262)	$(606,523)	$(1,709,102)	$(1,303,486)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	118,770,795	105,279,141	116,129,249	103,799,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,709,102)	$(1,303,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,022	4,377
Stock and warrants issued for loan and interest costs	7,539	353,517
Stock-based compensation expense	522,908	117,000
Accretion of interest on convertible notes	9,682	21,657
Write-off of accounts receivable	26,174	-
Gain on settlement of accounts payable	21,040	-
Changes in operating assets and liabilities:
Accounts receivable	(3,908)	(152,557)
Lease receivable	12,260	-
Inventory	(19,094)	(134,697)
Prepaid expenses	9,298	2,904
Accounts payable	114,920	100,389
Accrued expenses	(47,300)	(88,782)
Customer deposits	20,000	-
Net cash used in operating activities	(1,027,561)	(1,079,678)
Cash flows from investing activity:
Purchase of fixed assets	-	(336,514)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	661,500	63,880
Repayment of notes payable	(250,000)	-
Repayment of convertible debentures	(55,000)	175,000
Proceeds from issuance of convertible debentures	500,000	211,270
Proceeds from issuance of convertible secured notes payable	500,000	-
Proceeds from exercise of warrants and options	-	214,750
Net cash provided by financing activities	1,356,500	664,900
Increase (decrease) in cash and cash equivalents	328,939	(751,292)
Cash and cash equivalents - beginning of period	65,660	819,611
Cash and cash equivalents - end of period	$394,599	$68,319
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,436	$63,242
Noncash financing activities:
Issuance of 562,500 and 1,265,405 shares of common stock, respectively, as payment of principal on convertible debentures	$45,000	$326,651
Refinance of accrued interest and fees related to notes payable	$26,125	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Condensed Consolidated Financial Statements

1.           Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, has had negative cash flows from operations, has a working capital deficiency and has an accumulated deficit of $15,211,458 as of September 30, 2011.  The Company also has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  There can be no assurance that the Company will be successful in attaining profitability from its operations or in its capital raising efforts.  The current economic slowdown has made equity financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           Lease Receivable

The Company has a lease receivable relating to a capital lease of its equipment.  The lease payments are $1,250 per month over a 34-month term.  The interest rate used for the lease is 3%.  At September 30, 2011, the current portion of the lease receivable was $16,364 and the long-term portion was $14,376.

3.           Building and Equipment

As of September 30, 2011, total net building and equipment assets were $330,134, which included $328,977 in leasehold improvements, $28,371 in equipment, and $27,214 in accumulated depreciation.

4.           Notes Payable

RHI Note

On April 12, 2010, in a private placement, the Company issued to RHI Family Trust (“RHI”) a secured promissory note in the principal amount of $250,000 (the “RHI Note”). The RHI Note was secured by substantially all of the assets of the Company and accrued interest at an annual rate of 8.825% during the entire term of the RHI Note.  This interest was payable on a monthly basis.  The RHI Note matured on November 1, 2010 and the Company had been in default thereunder from that time.

On September 13, 2011, an affiliate of RHI purchased certain products from the Company and RHI paid for such products by reducing the outstanding balance of the RHI Note by $56,912.  On September 26, 2011, the Company repaid in cash the remaining $194,660 amount due under the RHI Note, representing $193,088 of unpaid principal and $1,572 of accrued and unpaid interest.

Zanett Note

On January 5, 2011, in a private placement, the Company issued a promissory note in the principal amount of $200,000 (the “Zanett Note”) to the Zanett Opportunity Fund, Ltd. (“Zanett”).  The Zanett Note accrued interest at 12% per annum.  The Zanett Note was originally due to mature on April 15, 2011, but the maturity date was extended by mutual agreement to July 5, 2011.  The Zanett Note was refinanced and cancelled in connection with the Company’s issuance of a convertible debenture to Zanett on July 7, 2011 as described in Note 5 – Convertible Debentures, below.

5.           Convertible Debentures

April 2007 Convertible Debenture

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The convertible debenture currently accrues interest at a rate of 12% per annum.  The Company is in default on this convertible debenture and is discussing a restructuring of the convertible debenture with the holder.  As of September 30, 2011, accrued and unpaid interest on this outstanding convertible debenture was $3,686.

April 2010 Convertible Debentures

On April 8, 2010 and on April 12, 2010, in a private placement, the Company issued three 8% convertible debentures in the aggregate principal amount of $150,000 (the “April 2010 Debentures”).  The April 2010 Debentures matured on April 12, 2011 and are in default.  As of September 30, 2011, accrued and unpaid interest on the April 2010 Debentures aggregated to $9,074.  The outstanding principal on the April 2010 Debentures and the accrued and unpaid interest were repaid in full subsequent to September 30, 2011, as described in Note 11 – Subsequent Events, below.

Kinsey Convertible Debenture

On July 7, 2011, in a private placement, the Company issued to E. Wayne Kinsey, III (“Kinsey”), a member of the Company’s board of directors, an 8% convertible debenture in the amount of $150,000 (the “Kinsey Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000.  The Kinsey Debenture has a three-year term maturing on July 7, 2014, and bears interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Kinsey Debenture.

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

As of September 30, 2011, accrued and unpaid interest on the Kinsey Debenture was $2,867.

Zanett Convertible Debenture

On July 7, 2011, in a private placement, the Company issued to Zanett an 8% convertible debenture in the amount of $376,125 (the “Zanett Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000 and refinanced $200,000 of principal, $11,375 of interest and $14,750 of fees related to the Zanett Note.  As a result of the issuance of the Zanett Debenture, the Zanett Note was cancelled.

The Zanett Debenture has a three-year term maturing on July 7, 2014 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Zanett Debenture.

The entire principal amount of the Zanett Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share.  In addition, at the option of the Company, the entire principal amount of the Zanett Debenture is convertible into shares of the Company’s common stock at $0.10 per share upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of twenty consecutive trading days is greater than or equal to $0.25 per share.  The quoted market price of the Company’s common stock as of July 7, 2011 was $0.08 per share.  An aggregate of 3,761,250 shares of the Company’s common stock can be issued pursuant to the Zanett Debenture at the current conversion price of $0.10 per share.

As of September 30, 2011, accrued and unpaid interest on the Zanett Debenture was $7,188.

6.           Convertible Promissory Notes

On September 23, 2011 the Company, Kinsey and Zanett entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which Kinsey and Zanett each purchased an 8% convertible secured promissory note from the Company in the principal amount of $400,000 and $100,000, respectively (each a “Secured Note,” and together, the “Secured Notes”).  The Company received gross proceeds of $500,000 in connection with this private placement of the Secured Notes.

Each of the Secured Notes is secured by all of the assets of the Company, including intangible assets such as intellectual property and trademarks, as detailed in a Security Agreement dated September 23, 2011 between the Company and Kinsey, as agent for the holders of the Secured Notes.  Each of the Secured Notes has a three-year term maturing on September 23, 2014 and bears interest at a rate of 8% per annum.  Interest is payable in quarterly installments, beginning on October 1, 2011.  Until the first anniversary of the Secured Notes, interest may be paid in cash or in shares of the Company’s common stock at the option of the Company and, thereafter, may be paid in cash or shares of the Company’s common stock at the option of the holder.  If the Company or the holder elects for the interest to be paid in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Secured Notes.

The entire principal amount of each of the Secured Notes is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share, subject to a weighted average adjustment for certain issuances or sales of the Company’s common stock at a price per share less than $0.08.  The quoted market price of the Company’s common stock as of September 23, 2011 was $0.08 per share.  The Company is not permitted to prepay the Secured Notes unless it raises a specified amount of additional capital.

The occurrence of any of the following events constitutes a default under the Secured Notes, in which case the entire principal amount thereof and all accrued and unpaid interest will immediately become due and payable:  (a)  the Company fails to make any principal or interest payment on a Secured Note when such principal and interest becomes due; (b) a court enters judgment or judgments against the Company for the payment of money aggregating in excess of $500,000 of applicable insurance coverage; or (c) the Company commences a voluntary case or a court enters a decree in respect of the Company relating to bankruptcy, insolvency or reorganization.

The occurrence of any of the following events (as well as the occurrence of certain other standard events of default) also constitute a default under the Secured Notes, in which case the entire principal amount thereof and all accrued and unpaid interest will become due and payable, at the option of the holder, if the default remains uncured for a period of 30 days after the Company receives written notice of the default from the holder: (a) the Company fails to raise $750,000 of additional capital through the sale of equity or qualified subordinate debt (as such term is defined in the Secured Notes) by December 31, 2011; (b) the Company fails to raise $1,000,000 of additional capital through the sale of equity or qualified subordinate debt by March 31, 2012; (c) Kinsey ceases to be a member of the Company’s board of directors for any reason other than his death, disability or voluntary resignation; or (d) either David R. LaVance, the Company’s President and Chief Executive Officer, or Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, ceases serving in their respective executive management roles with the Company and is no longer involved in the active management of the Company.

An aggregate of 5,000,000 shares of the Company’s common stock can be issued pursuant to the Secured Notes at the current conversion price of $0.10 per share.  As of September 30, 2011, accrued and unpaid interest on the Secured Notes was $767.

7.           Customer Deposits

On March 15, 2011, the Company entered into a capital lease sales agreement with a customer with respect to certain equipment.  The customer provided the Company with a $20,000 deposit as of September 30, 2011, which the Company will recognize as revenue upon the shipment and installation of the equipment at the customer’s location.  This equipment was subsequently shipped to the customer on October 3, 2011.

On March 29, 2011, the Company agreed to issue a credit to purchase equipment to a consultant in the amount of $36,109.  This credit was issued as payment to the consultant for consulting services previously rendered to the Company.  The Company has recorded this amount as a customer deposit.

8.           Common Stock

From January 2011 through April 2011, the Company sold 63 common stock units, each unit consisting of 187,500 shares of the Company’s common stock and warrants to purchase a total of 187,500 shares of the Company’s common stock at exercise prices ranging from $0.20 to $0.50 per share, for an aggregate purchase price of $945,000.  In conjunction with the Company’s announcement on March 24, 2011 of the need to restate its condensed consolidated financial statements filed on Form 10-Q for the quarter ended September 30, 2010, the Company offered the purchasers of the common stock units the ability to rescind their purchases, which resulted in the rescission of 11 units with an aggregate purchase price of $165,000 (the “Unit Rescission”).  Accordingly, 52 units were sold, net of the aforementioned Unit Rescission, for an aggregate purchase price of $780,000, of which $661,500 was received in cash by the Company, $45,000 was exchanged by the Company as payment on certain then outstanding convertible debentures and $73,500 was paid by the Company as fees.  In connection with the foregoing, the Company issued 9,750,000 shares of its common stock and warrants to purchase 9,750,000 shares of its common stock.

On January 26, 2011, the Company agreed to amend a consulting agreement with an unaffiliated third party for investor relations services, originally dated November 18, 2010.  This agreement was further amended on June 1, 2011.  Pursuant to the terms of the amended consulting agreement, the Company has agreed to issue 100,000 shares of its common stock on a monthly basis in exchange for investor relations services.  The Company can terminate this agreement at any time upon written notice.  On September 23, 2011, the Company issued 300,000 shares of common stock in connection with the amended consulting agreement.  The total expense associated with the issuance of these shares was $24,000, representing the fair market value of the shares on the date of issuance, which amount was expensed during the three months ended September 30, 2011.

On September 23, 2011, the Company issued a total of 40,500 shares of common stock to certain employees as compensation.  The total expense associated with the issuance of these shares was $3,240, representing the fair market value on the date of issuance, which amount was expensed during the quarter ended September 30, 2011.

9.           Options and Warrants

On January 26, 2011, the board of directors approved the issuance of warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share and warrants to purchase 500,000 shares of the Company’s common stock at $0.25 per share, all expiring December 31, 2011.  These warrants were issued in connection with the renewal of an independent sales representative agreement with a stockholder of the Company.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $98,814, using the following weighted average assumptions:  exercise price of $0.10-$0.25 per share; common stock price of $0.13 per share; volatility of 69%; term of 0.92 years; dividend yield of 0%; and interest rate of 0.27%.  This amount is being expensed pro-rata over the one-year term of the warrants.  For the nine months ended September 30, 2011, the Company recognized $65,877 in expense related to these warrant issuances.

On April 21, 2011, the board of directors approved the issuance of warrants to purchase a total of 4,606,061 shares of the Company’s common stock to its independent directors as compensation for services. These warrants are exercisable at $0.09 per share for a term of ten years. The warrants vested upon issuance. The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model is $202,078, using the following weighted average assumptions:  exercise price of $0.07 per share; common stock price of $0.07 per share; volatility of 130%; term of 10 years; dividend yield of 0%; interest rate of 2.14%; and risk of forfeiture of 35%. This amount is being recognized as an expense over the remainder of the fiscal year. As of September 30, 2011, the Company has recognized $130,894 in expense in connection with the issuance of these warrants.

On May 23, 2011, the Company issued warrants to purchase a total of 6,200,000 shares of the Company’s common stock in lieu of cash compensation to the Company’s new executive management team.  David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, was issued a warrant to purchase 3,100,000 shares of the Company’s common stock and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, also was issued a warrant to purchase 3,100,000 on shares of the Company’s common stock.  These warrants are exercisable at $0.09 per share for a term of ten years.  Each warrant vests or vested as follows:  1,500,000 of the shares subject to the warrant became eligible for purchase on May 23, 2011, an additional 86,111 of the shares subject to the warrant shall become eligible for purchase on and after the first day of each month for a period of seventeen (17) months commencing June 1, 2011, and 86,115 of the shares subject to the warrant shall become eligible for purchase on December 1, 2012.  In the event of a change of control of the Company (as defined in the warrants), the warrants become fully vested.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model is $349,520, using the following weighted average assumptions:  exercise price of $0.09 per share; common stock price of $0.09 per share; volatility of 130%; term of 10 years; dividend yield of 0%; interest rate of 1.83%; and risk of forfeiture of 35%.  This amount is being recognized as an expense over the eighteen-month vesting period of the warrants.  As of September 30, 2011, the Company has recognized $213,596 in expense in connection with the issuance of these warrants.

A summary of stock options granted and warrants issued as of September 30, 2011 is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/2011	1,050,000	$0.12	13,889,582	$0.21
Granted	300,000	0.08	25,128,561	0.20
Cancelled/Expired	-	-	(2,212,500)	0.37
Exercised	-	-	-	-
Outstanding 9/30/2011	1,350,000	$0.11	36,805,643	$0.20

10.           Commitments and Contingencies

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

Effective April 1, 2007, the Company amended the employment agreements, originally dated January 3, 2005, with each of William E. Prince, the former President and Chief Executive Officer of the Company, and Marion C. Sofield, the former Executive Vice President of Operations and Secretary of the Company.  These amended agreements required the Company to pay annual compensation to Mr. Prince and Ms. Sofield in the amount of $130,000 and $110,000, respectively, through March 30, 2012.  On June 16, 2011, the employment of each of Mr. Prince and Ms. Sofield was terminated.  The Company does not have any further liability under either of these agreements.

11.           Subsequent Events

The Company has evaluated all events that occurred subsequent to the balance sheet date through the date when the condensed consolidated financial statements were issued, and management has determined that the following events require disclosure in these financial statements.

Issuance of Common Stock and Warrants

During October 2011, a warrant was exercised for a total purchase price of $12,000, which resulted in the issuance of 120,000 shares of the Company’s common stock.

During October 2011, the Company sold, in a private placement, common stock units in aggregate consisting of 1,312,500 shares of the Company’s common stock and warrants to purchase 656,250 shares of the Company’s common stock at $0.08 per share, for an aggregate purchase price of $105,000.  The Company incurred $3,000 of fees related to these transactions.

During October 2011, the Company issued, in a private placement, common stock units in aggregate consisting of 1,998,874 shares of the Company’s common stock and warrants to purchase 999,437 shares of the Company’s common stock at $0.08 per share as full payment of the outstanding principal ($150,000) and accrued and unpaid interest ($9,910) on the April 2010 Debentures.

Litigation with Former Chief Executive Officer

A civil complaint was filed against the Company and one of its directors, Kinsey, in the Court of Common Pleas, County of Horry, State of South Carolina, by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleges breach of contract and fraudulent inducement by the Company against him with regards to his employment contract and the termination of his employment.  Mr. Prince claims that he is owed additional compensation under his terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.  The Company does not believe there is any merit to Mr. Prince’s allegations and will vigorously defend this action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integrated designs and manufactures proprietary EcaFlo® equipment that utilizes electro-chemical activation (“ECA”) technology to produce EcaFlo® solutions.  The Company markets and sells both the EcaFlo® equipment and the EcaFlo® solutions.  The EcaFlo® solutions provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  Our EcaFlo® Anolyte solution is a strong oxidizing solution formed from naturally occurring elements that kills unwanted microorganisms and pathogens.  Our EcaFlo® Catholyte solution is an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.  Our EcaFlo® equipment and solutions have developed commercial interest and we believe have substantial market potential.

ECA technology is a process of passing a diluted saline solution and ordinary water through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as catholytes and anolytes.

We manufacture and sell our equipment and related supplies under the EcaFlo® trade name, and in addition we sell and distribute the solutions produced by our equipment directly and through dealers and distributors under the EcaFlo® Anolyte (Excelyte®, as trademarked by Benchmark Energy Products, LLC (“Benchmark”)) and EcaFlo® Catholyte trade names.  Under certain commercial agreements, we lease equipment and service support for a fixed monthly price and then receive ongoing payments (royalties) for solutions produced under the agreement.

At the end of 2010, we began to change the business model of the Company from a capital equipment sales model to a leasing and service model.  In addition, beginning in the summer of 2011, we began to also focus on the sale of EcaFlo® solutions.  Accordingly, we have moved the business steadily toward one of providing active disinfectant solutions to customers at their sites of business, either through the leasing of our EcaFlo® equipment or through the delivery of EcaFlo® solutions directly to the customer.  We seek long-term contracts directly with our targeted customers and through a distributor network.  In some circumstances, where the EcaFlo® solutions will be consumed by the customer in its commercial process, we may sell the production equipment to that customer.  However, such sales transactions would be coupled with an on-going royalty payment linked to the amount of solutions produced by the customer with the equipment.  The use by a customer of our Environmental Protection Agency (“EPA”) label as a basis for solutions sales requires a licensing agreement and a payment of a continuing royalty on the disposable solutions product.

We continue to focus on the commercialization of our EcaFlo® products in the oil and natural gas industry.  Our exclusive dealer/distributor for this industry is Benchmark, which markets our fluids under the branded product name “Excelyte®” for use in the hydraulic fracture of oil and natural gas wells.  The Company believes that Excelyte® solutions are more effective, and environmentally safer, than other competing chemical technologies.  Benchmark currently owns nineteen EcaFlo® devices, located in two separate regional distribution centers owned and operated by Benchmark.

EcaFlo® Anolyte is an EPA-registered product which we have targeted to replace other chlorine-based antimicrobials.  Our commercialization of this product is premised upon the compelling economics and the environmentally friendly nature of the product.  The Company believes that EcaFlo® Anolyte is much more effective than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control.  EcaFlo® Anolyte also destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as amended.  There have been no material changes to the critical accounting policies other than the policies put in place regarding revenue recognition to address the Company’s lease sales as discussed below.

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

Results of Operations

Revenue.  Total revenue for the three months ended September 30, 2011 was $82,789, an increase of $10,673, or 15%, from total revenue of $72,116 for the three months ended September 30, 2010.  Total revenue for the nine months ended September 30, 2011 was $313,118, a decrease of $399,247, or 56%, from total revenue of $712,365 for the nine months ended September 30, 2010.  The increase in revenue for the three-month period ended September 30, 2011 was due to an increase in equipment leasing fees.  The decrease in revenue for the nine-month period ended September 30, 2011 was primarily due to a single large sale that occurred in the second quarter of 2010.

Cost of Sales.  Cost of sales for the three months ended September 30, 2011 was $30,113, a decrease of $2,432, or 9%, from cost of sales of $27,681 for the three months ended September 30, 2010.  Cost of sales for the nine months ended September 30, 2011 was $122,269, a decrease of $114,868, or 48%, from cost of sales of $237,137 for the nine months ended September 30, 2010.  The decreases in our cost of sales for the three and nine months ended September 30, 2011 are attributable to the increase in leased revenue as well as a decrease in equipment sales.

Gross Profit.  As of the three months ended September 30, 2011 and 2010, gross profit margins were 64% and 62%, respectively.  As of the nine months ended September 30, 2011 and 2010, gross profit margins were 61% and 67%, respectively.

General and Administrative Expenses.  For the three months ended September 30, 2011, general and administrative expenses were $392,408, a decrease of $20,315, or 5%, from general and administrative expenses of $412,723 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, general and administrative expenses were $1,281,796, an increase of $119,294, or 10%, from general and administrative expenses of $1,162,502 for the nine months ended September 30, 2010.  The decrease in general and administrative expenses for the three-month period ended September 30, 2011 was primarily due to a decrease in insurance expenses and a decrease in license and permit costs.  The increase in general and administrative expenses for the nine-month period ended September 30, 2011 was primarily the result of an increase in professional fees, bad debt, travel and payroll expenses.

Sales and Marketing Expenses. For the three months ended September 30, 2011, sales and marketing expenses were $151,623, an increase of $70,685, or 87%, from sales and marketing expenses of $80,938 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, sales and marketing expenses were $400,600, an increase of $161,233, or 67%, from sales and marketing expenses of $239,367 for the nine months ended September 30, 2010.  The increases in sales and marketing expenses for the three and nine months ended September 30, 2011 were the result of an increase in consulting fees, travel and payroll expenses.

Research and Development Expenses. For the three months ended September 30, 2011, research and development expenses were $50,401, an increase of $15,724, or 45%, from research and development expenses of $34,677 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, research and development expenses were $163,386, an increase of $6,557, or 4%, from research and development expenses of $156,829 for the nine months ended September 30, 2010.  The increases in research and development expenses for the three and nine months ended September 30, 2011 were primarily the result of an increase in payroll expenses for these periods.

Operating Income.  During the three and nine months ended September 30, 2011, we recognized a gain on the settlement of accounts payable of $21,040.

Loss from Operations. For the three months ended September 30, 2011, the loss from operations was $520,716, an increase of $36,813, or 8%, from a loss from operations of $483,903 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, loss from operations was $1,633,893, an increase of $550,423, or 51%, from a loss from operations of $1,083,470 for the nine months ended September 30, 2010.  The increases in the loss from operations for the three and nine months ended September 30, 2011 were the result of increased general and administrative, sales and marketing and research and development expenses coupled with decreased sales revenue.

Interest Income.  For the three and nine months ended September 30, 2011, interest income was $248 and $837, respectively, as compared to $0 for the three and nine months ended September 30, 2010. This increase relates to interest recognized by the Company on its capital lease sales of equipment.

Finance Fees. For the three months ended September 30, 2011 and 2010, finance fees were $0.  For the nine months ended September 30, 2011, finance fees were $9,539, an increase of $9,539, or 100%, from finance fees of $0 for the nine months ended September 30, 2010.  The increase in finance fees for the nine months ended September 30, 2011 was due to warrants issued as loan fees during this period.

Interest Expense. For the three months ended September 30, 2011, interest expense was $20,794, a decrease of $101,826, or 83%, from interest expense of $122,620 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, interest expense was $66,507, a decrease of $153,509, or 70%, from interest expense of $220,016 for the nine months ended September 30, 2010.  The decreases in interest expense for the three and nine months ended September 30, 2011 were the result of a decrease in temporary working capital loans with higher interest percentages during this period.

Net Loss.  For the three months ended September 30, 2011, the net loss was $541,262, a decrease of $65,261, or 11%, from the net loss of $606,523 for the three months ended September 30, 2010.  The decrease in the net loss was primarily attributable to a $10,673 increase in revenue, a $2,432 decrease in cost of sales, a $20,315 decrease in general and administrative expenses, a $21,040 gain on the settlement of accounts payable and a $101,826 decrease in interest expense, offset by a $70,685 increase in sales and marketing expenses and a $15,724 increase in research and development expenses.

For the nine months ended September 30, 2011, the net loss was $1,709,102, an increase of $405,616, or 31%, from the net loss of $1,303,486 for the nine months ended September 30, 2010.  The increase in the net loss was primarily attributable to a $399,247 decrease in revenue, a $119,294 increase in general and administrative expenses, a $161,233 increase in sales and marketing expenses, a $6,557 increase in research and development expenses and a $9,539  increase in finance fees, offset by a $114,868 decrease in cost of sales, and a $153,509 decrease in interest expense.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $2,724 and cash and cash equivalents on hand of $394,599.  The $328,939 increase in cash on hand from December 31, 2010 is primarily due to the receipt of financing proceeds from the issuance of our common stock, convertible promissory notes and convertible debentures, offset by our continuing operating expenses and the repayment of principal on certain notes payable and convertible debentures.

As of November 15, 2011, our cash position was approximately $332,000.  Our current cash on hand is not sufficient to meet our operating requirements through February 2012.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working towards attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  The current economic slowdown has made financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.

Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the year ended December 31, 2010, as amended, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Integrated is a smaller reporting company and is therefore not required to provide this information.

Item 4.                    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

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

(b)	Changes in internal control over financial reporting.

Management reviews the Company’s system of internal control over financial reporting and makes changes to the Company’s processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment, Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

During the Company’s last fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings

A civil complaint was filed against the Company and one of its directors, Kinsey, in the Court of Common Pleas, County of Horry, State of South Carolina, by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleges breach of contract and fraudulent inducement by the Company against him with regards to his employment contract and the termination of his employment.  Mr. Prince claims that he is owed additional compensation under his terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.  The Company does not believe there is any merit to Mr. Prince’s allegations and will vigorously defend this action.

Item 1A.                  Risk Factors

Integrated is a smaller reporting company and is therefore not required to provide this information.

Item 2.                    Recent Sales of Unregistered Securities

On September 23, 2011, the Company issued 30,000 shares of its common stock to a former employee and 10,500 shares of common stock to a current employee for services rendered to the Company. The fair market value of the shares on the date of issuance was $3,240.

On September 23, 2011, the Company issued 300,000 shares of its common stock to an accredited non-affiliate as compensation for investor relations services provided pursuant to a consulting agreement. The fair market value of the shares on the date of issuance was $24,000.

The Company made each of the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Item 3.                    Defaults Upon Senior Securities

The Company is in default with respect to the repayment of principal and interest on a convertible debenture issued on April 26, 2007 in the principal amount of $25,000. This convertible debenture matured on January 2, 2009. The Company is in the process of discussing a restructuring of the convertible debenture with the holder. The convertible debenture will continue to accrue interest at a rate of 12% per annum, payable semi-annually, until all amounts due thereunder are repaid. As of November 15, 2011, accrued and unpaid interest on this outstanding convertible debenture was $4,064.

Item 4.                    Removed and Reserved

Item 5.                     Other Information

None.

Item 6.                    Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

November 17, 2011	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

November 17, 2011	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description

3.1
Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3(i)(h) to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2008).

3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.1
Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.2
10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.3
Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett Opportunity Fund, Ltd. (“Zanett”) dated August 19, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.4
First Amendment dated November 20, 2009 to Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett dated August 19, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.5
Form of Convertible Debenture Purchase Agreement and 8% Convertible Debenture issued by the Company to each of Green Energy Metals Fund, LP (principal amount of $50,000) dated April 12, 2010; Odysseus Fund, LP (principal amount of $50,000) dated April 12, 2010 and David G. Snow (principal amount of $50,000) dated April 12, 2010 (incorporated by reference to Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.6
Promissory Note Agreement between the Company and RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.7
Security Agreement between the Company and RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

Exhibit No.	Description

4.8
Interest Only Six Month Term Note with Balloon Payment in the principal amount of $250,000 issued by the Company to RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.9
10% Convertible Note in the principal amount of $167,339 issued to Gemini Master Fund, Ltd. (“Gemini”) dated September 10, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.10
Exchange Agreement between the Company and Gemini dated September 10, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.11	Loan Agreement between the Company and Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.i to the Company’s current report on Form 8-K filed with the SEC on January 24, 2011).
4.12
Promissory Note in the principal amount of $200,000 issued to Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.ii to the Company’s current report on Form 8-K filed with the SEC on January 24, 2011).

4.13
First Amendment dated April 5, 2011 to Loan Agreement and Promissory Note in the principal amount of $200,000 issued by the Company to Zanett dated January 5, 2011 (incorporated by reference to Exhibit 4.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

4.14
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to E. Wayne Kinsey, III (“Kinsey”) dated July 7, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on July 13, 2011).

4.15
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to Zanett dated July 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s current report Form 8-K filed with the SEC on July 13, 2011).

4.16
Note Purchase Agreement, dated September 23, 2011, among the Company, Kinsey and Zanett (incorporated by reference to Exhibit 10.1 to the Company’s current report Form 8-K filed with the SEC on October 3, 2011).

4.17
Form of 8% Convertible Secured Promissory Note issued by the Company to each of Kinsey ($400,000) and Zanett ($100,000) on September 23, 2011 ”) (incorporated by reference to Exhibit 10.2 to the Company’s current report Form 8-K filed with the SEC on October 3, 2011).

Exhibit No.	Description

4.18
Security Agreement, dated September 23, 2011, between the Company and Kinsey, as agent for the Secured Note holders.  Upon the request of the SEC, the Company agrees to furnish copies of each of the following schedules and exhibits:  Schedule I – Capital Securities; Schedule II – Grantors; Schedule III – Patents; Schedule IV – Trademarks; Schedule V – Copyrights; Exhibit A – Form of Patent Security Agreement; Exhibit B – Form of Trademark Security Agreement; Exhibit C – Form of Copyright Security Agreement; Annex I – Form of Supplement to Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report Form 8-K filed with the SEC on October 3, 2011).

10.1
Stock Acquisition Agreement between the Company and Benchmark Performance Group, Inc. (“Benchmark”) dated June 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007).

10.2
Exclusive License and Distribution Agreement between IET, Inc. and Benchmark Energy Products, L.P. dated June 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2007)

10.3
Registration Rights Agreement between the Company and Benchmark dated June 21, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2007).

10.4
2002 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.5
2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.6
Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated November 20, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.7
Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.8
Addendum dated May 19, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.9
Addendum dated September 1, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.10
Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated February 1, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.11
Corporate Services Agreement between the Company and Catalyst Financial Resources LLC dated February 23, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.12
Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

10.13
Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011).

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.