Form 10-K
period 2011-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2012-03-30
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from   to ______

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

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐            No    ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐            No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒         No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐            No    ☒

As of June 30, 2011, the aggregate fair value of the Registrant’s common stock held by non-affiliates was approximately $6,030,000.

As of March 23, 2012, there were 134,985,165 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates certain information by reference from the Registrant's proxy statement for the annual meeting of stockholders scheduled to be held on May 18, 2012.  The proxy statement will be filed with the Securities and Exchange Commission on or before April 29, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this annual report on Form 10-K.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this annual report on Form 10-K is submitted to the Securities and Exchange Commission (the “SEC”).

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

PART I

Item 1.	Business

General

Integrated Environmental Technologies, Ltd. (“IET” or the “Company”) was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation.  The Company is headquartered in Little River, South Carolina and operates through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

IET produces and sells hypochlorous acid (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte” and, together with Anolyte, the “Solutions”), that provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company manufactures proprietary EcaFlo® equipment that is used to produce the Solutions for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at a customer’s facility.

Technology

We produce Anolyte that is effective as a disinfectant without leaving a harmful residue.  Our Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 98% hypochlorous acid to 2% hypochlorite.  Our Anolyte kills various pathogens including, but not limited to, Salmonella, Pseudomonas aeruginosa, Staphylococcus aureus, Staphylococcus aureus MRSA, swine influenza virus H1N1, Escherichia coli, anthrax and Listeria moncytogenes.  We also produce Catholyte that is effective as a degreaser and cleaner.  Catholyte is an anti-oxidizing, mild alkaline solution with a pH range of 10.5 to 12.0.

IET produces the Solutions with its proprietary EcaFlo® equipment which utilizes electro-chemical activation (“ECA”) technology.  ECA technology is a process of passing a diluted saline solution and purified water through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as catholytes and anolytes.

The EcaFlo® equipment consists of our flow control hardware and system, our proprietary electrolytic cell and operating software algorithms and a touch-screen/PLC interface.  The  EcaFlo® equipment allows for minute adjustments in electric current and brine flow which precisely control the chemical properties and characteristics of the Solutions being produced.  By precisely controlling these factors, the EcaFlo® equipment can produce Anolyte with a minimum of 500 ppm free available chlorine on a consistent basis.  The EcaFlo® equipment can produce solutions ranging from almost pure Anolyte to nearly pure Catholyte with great accuracy, dependability and reliability.  We believe that the ability of our EcaFlo® equipment to precisely adjust the pH of output solution makes the Company’s equipment unique from other ECA devices.

Products

The Company markets and sells Anolyte under the brand name Excelyte®, as trademarked by Benchmark Energy Products, LLC (“Benchmark”), and under the brand name EcaFlo®.  We sell Catholyte under the brand name Catholyte Zero.  The Solutions provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  Our Anolyte is registered with the U.S. Environmental Protection Agency (the “EPA”) as a hospital level surface disinfectant and can be used safely anywhere there is a need to control pathogens, bacteria, viruses, and germs.  Our Catholyte is an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.

The Company also leases EcaFlo® equipment to a customer when the customer’s business model or required volume of Solutions warrants such an arrangement.  Under these agreements, we lease equipment and service support for a fixed monthly price and, in certain agreements, we receive ongoing payments (royalties) for the Solutions produced under the agreement.  We also license to certain customers the right to utilize our EPA registration pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of Solutions produced by our EcaFlo® equipment.

Business Strategy

Our business model is focused on selling Solutions directly to customers.  In situations where a customer desires to have EcaFlo® equipment on-site, we lease the equipment and maintain ownership as opposed to selling the EcaFlo® equipment outright.

Prior to 2011, our business model was focused on the sale of capital equipment.  At the end of 2010, we began to change the business model of the Company from a capital equipment sales model to a leasing and service model.  Beginning in the summer of 2011, we also began to focus on the sale of Solutions directly to customers.  Accordingly, we have moved the business steadily toward one of providing disinfectant and cleaning solutions to customers at their sites of business.  We seek long-term contracts directly with our targeted customers and through a distributor network.  In some circumstances, where the Solutions will be consumed by the customer in its commercial process, we will lease the EcaFlo® equipment to that customer.  However, such lease transactions will typically be coupled with an on-going royalty payment linked to the amount of Solutions produced by the customer with the equipment.  When a customer requires the use of our EPA label in order for the customer to directly sell Solutions, we enter into a licensing agreement with the customer requiring a payment of a continuing royalty on the amount of Solutions produced.  We are currently focused on selling the Solutions in three markets:  janitorial and sanitation; agriculture and oil and gas.

Janitorial and Sanitation

Our Anolyte (EPA Registration No. 82341-1) is a hospital-level disinfectant with many potential applications within the janitorial and sanitation market.  Such applications include, but are not limited to, retail stores, hospitals, universities, public school systems, veterinary clinics, cleaning services, food processing facilities, athletic departments and professional sports teams, medical research labs, transit authority subways and buses, grocery stores, and state, county and federal governments.  Our Anolyte can be used safely and effectively anywhere hard surfaces are disinfected for the purpose of infectious disease control.

Agriculture

Our Anolyte is permitted to be used in commercial plants producing meat, poultry, egg, vegetable and fruit products as a disinfectant and sanitizer under the U.S. Department of Agriculture’s (the “USDA”) Codes for Federal Regulation and the USDA’s Food Safety and Inspection Service (“FSIS”).  In addition, our Anolyte has been registered by NSF International (“NSF”) as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications.

We believe that our Anolyte is more efficient than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control. The product quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue, and is effective for hard-surface disinfection at customer facilities.  The non-toxic and non-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia and other hazardous chemicals currently in use.

Our Anolyte is being utilized to improve the health of dairy cows, cattle, and swine.  When introduced to drinking water, the solution is effective at not only reducing the bacteria build-up in the piping systems of the irrigation and watering systems, but also at reducing the need for antibiotics in animals.  Similarly, introduction of Anolyte in the drinking water at egg production facilities helps clear the system of bacteriological infection and biofilm, improves the health of the chickens, and increases both egg production and feed conversion.

Oil and Gas

Over the past decade, the process known as hydraulic fracturing has dramatically changed the way companies drill for oil and gas.  In this process, fracturing fluids – which contain proppants (sand) and vast amounts of water, in addition to biocides and other chemicals that can be very toxic to humans – are pumped into oil and gas wells at high pressure in order to more completely fracture subterranean rock formations and release the oil and natural gas trapped in those formations.   Millions of gallons of “make-up” water are used in the fracturing process each day.  Many more millions of gallons of water return to the surface as “produced water” after drilling is completed.  Both the make-up water used in fracturing fluids and the produced water must be treated to control or eliminate the bacteria and other unwanted microorganisms often present in those waters.  The Company believes that its Anolyte is more effective, and environmentally safer, than other competing chemical technologies in treating both the make-up water and the produced water.

Strategic Relationships

TrueLogix Agreement

On December 6, 2011, the Company entered into a Sales Management Agreement with TrueLogix, LLC (“TrueLogix”), whereby we engaged TrueLogix to perform certain duties associated with the sale of the Company’s Solutions.  The initial term of the Sales Management Agreement is for a three-year period commencing on the date of the Sales Management Agreement.

Pursuant to the Sales Management Agreement, TrueLogix is required to: (a) identify and assist in the contracting of independent sales representatives to sell the Solutions (the “TrueLogix ISRs”); (b) manage and serve as the principal point of contact for the TrueLogix ISRs, including organizing and attending regional and national sales meetings for the TrueLogix ISRs; (c) train, support and coordinate sales activities of the TrueLogix ISRs; (d) act as contact point for all customers of the Company for business generated by the TrueLogix ISRs; (e) assist the Company in gathering customer, competitive and commercial data from the marketplace; (f) assist the Company in determining the appropriate sales pricing methodologies and the content of the collateral sales materials and other supporting documentation; (g) provide monthly sales reports and forecasts related to Solution sales; and (h) perform any other activities requested by the Company that are reasonably associated with the duties of managing the TrueLogix ISRs.  During the term of the Sales Management Agreement and for a period of one year following the termination of the Sales Management Agreement, TrueLogix and its affiliates and employees are prohibited from providing sales management services to any party for any hypochlorous acid based antimicrobial disinfectant and/or cleaner, unless otherwise specifically allowed by the Sales Management Agreement.

The Sales Management Agreement automatically renews for additional terms of one year unless terminated by either party upon the delivery of written notice to the other party no later than ninety (90) days prior to the end of the applicable term.  The Company may terminate the Sales Management Agreement upon thirty (30) days prior written notice to TrueLogix in the event the TrueLogix ISRs, in the aggregate, fail to sell the Solutions at pre-determined levels for two (2) consecutive quarters and for certain other events affecting TrueLogix.

The Company is required to pay TrueLogix a monthly service fee that is contingent upon the amount of commissionable sales generated during a given month, as defined in the Sales Management Agreement.  In addition, the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock to TrueLogix and certain of its principals.

Benchmark Agreement

On June 20, 2007, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with Benchmark whereby we granted Benchmark the exclusive, worldwide right, license, and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in oilfield applications.  The License Agreement provides Benchmark with specified pricing for the purchase of IET equipment and related parts.  Benchmark is required to pay a per-gallon technology fee for EcaFlo® fluids sold by Benchmark during the term of the License Agreement.  The term of the License Agreement is for a five-year period ending on June 30, 2012, subject to certain notice provisions.

On December 1, 2011, the Company and Benchmark entered into an Amendment to the Exclusive License and Distribution Agreement (the “License Agreement Amendment”).  Pursuant to the License Agreement Amendment, the Company is permitted to offer, sell and supply EcaFlo® solutions for use in oilfield applications, excluding customers that are oil service companies, subject to certain restrictions and methods as described in the License Agreement Amendment.

On December 29, 2011, the Company provided Benchmark with written notice, as required by the License Agreement, as amended, whereby the Company informed Benchmark of its decision not to renew the License Agreement, as amended, upon the expiration of the current term on June 30, 2012.

Benchmark markets our fluids for use in the hydraulic fracture of oil and natural gas wells.  Benchmark currently owns nineteen EcaFlo® devices, located in two separate regional distribution centers owned and operated by Benchmark.

Research and Development

We are focused on the development of new applications and uses of our Solutions.  We continue to test our Solutions to develop new concentrations, increase shelf-life and to supplement our label claims with respect to the efficacy of Anolyte in killing additional bacteria and viruses.  We also are developing products that combine our Solutions with foaming agents, gels and wipes for various applications in the janitorial/sanitation and agriculture markets.  In addition, we are developing new generations of our EcaFlo® equipment with both larger and smaller production capacities.  We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing.  We also engage with development partners to perform research and development activities at their expense for specific products and applications for our Solutions.

Research conducted between IET and Coastal Carolina University (“CCU”) was published in Crop Protection in July 2011 in an article titled “Evaluation of electrolyzed oxidizing water for phytotoxic effects and pre-harvest management of gray mold disease on strawberry plants.”  The research evaluated the ability of Anolyte to inactivate pure fungal cultures of Botrytis cinerea and Monilinia fructicola.  The results from this study indicated that Anolyte can be used as a disinfectant on strawberry plants in the field and in greenhouses, packing houses and in commercial facilities to prevent or manage fungal infections, providing an alternative to traditional chemical fungicides currently used.

Research conducted between IET and CCU was published in Food Microbiology in February 2008 in an article titled “Reduction of bacteria on spinach, lettuce, and surfaces in food service areas using neutral electrolyzed oxidizing water.”  The research evaluated and illustrated the efficacy of Anolyte solutions resulting in the reduction of Escherichia coli, Salmonella typhimurium, Staphylococcus aureus, Listeria monocytogenes, and Enterococcus faecalis on lettuce, spinach and food contact surfaces.

Research conducted between IET and CCU was published in International Journal of Food Microbiology in July 2010 in an article title “Postharvest management of gray mold and brown rot on surfaces of peaches and grapes.”  The research evaluated the ability of Anolyte to inactivate pure fungal cultures and the use of Anolyte on the surfaces of peaches and grapes.  The results indicated that Anolyte is effective for postharvest sanitizing during and after packaging thus extending shelf life in commercial settings.

The EPA, through its Office of Research and Development’s National Homeland Security Research Center (“NHSRC”), funded, directed and managed research with Battelle Memorial Institute and released a report titled “Evaluating a Decontamination Technology Based on the Electrochemical Generation of Anolyte Solution against B. anthracis Spores (“Anthrax”)” in December 2011 evaluating Anolyte and our EcaFlo® equipment.  This report documents the results and effectiveness of Anolyte and our EcaFlo® equipment which can be used to treat materials contaminated with Anthrax.  NHSRC has made this publication available to the response community to prepare for and recover from disasters involving chemical and/or biological contamination.

Manufacturing and Principal Suppliers

We currently produce our Solutions for distribution at our facility in Little River, South Carolina and at our facility in Layton, Utah.  We manufacture our EcaFlo® equipment at our facility in Little River, South Carolina.  The raw materials used to manufacture our EcaFlo® equipment include electronic components and the components of our electrolytic cell, which we obtain from various qualified suppliers.  We assemble the electrolytic cell in-house using components which are available to us through multiple suppliers. We do not deem that we are reliant on any one supplier.

Customers

We principally sell our products directly to commercial customers in diversified industries and geographical regions.  During the year ended December 31, 2011, five customers represented 24%, 16%, 15%, 14% and 12%, respectively, of sales.  We do not believe that the loss of any one of these customers would have a material adverse effect on product sales because product sales would shift to other customers or alternative forms of distribution. However, the loss of a customer could increase our dependence on a reduced number of customers.

Distribution, Sales and Marketing

We currently outsource a majority of the distribution and sales requirements related to the sale of the Solutions.  We have engaged TrueLogix to perform sales management services and in conjunction with TrueLogix, we intend to develop a nation-wide network of independent sales representatives and distributors to sell our Solutions.  We currently are working with nine TrueLogix ISRs.  In addition, two small distributors and one large distributor, Brady Industries, Inc., a large janitorial and sanitation distribution company with offices in Utah, Nevada, Idaho, New Mexico and Arizona, are currently selling our Solutions.  We have also engaged an independent sales representative that assists us in leasing our EcaFlo® equipment to customers who desire to have our Solutions produced on-site.

Competition

We face competition in every aspect of our business, and particularly from companies that seek to develop equipment that produces electro-chemically activated water or electrically activated water.

We also face competition from companies that sell biologically active solutions and products designed and developed for the synthesis of washing, disinfecting, and sterilizing.  The applications for this technology are many-fold and include any process requiring disinfection or water treatment.

We have a number of competitors that vary in size, scope and breadth of products offered.  Such competitors include some of the largest global corporations, and many of our competitors have significantly greater financial resources than we do. We expect to face additional competition from other competitors in the future.

Important competitive factors for our products include product quality, consistency, environmental sensitivity, price, ease of use, customer service, and reputation.  We believe that we compete favorably on the factors described above.  However, our industry is continuously evolving and is becoming increasingly competitive.  Larger, more established companies than us are increasingly focusing on ECA technology businesses that directly compete with us.

Patents and Trademarks

We have a process patent pending for oil and gas applications of our Anolyte.  We have also filed a patent on certain components of our electrolytic cell.  We will continue to develop other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities when deemed feasible.  We currently hold a registered trade name for EcaFlo®.

Government Regulation

We manufacture and sell in the U.S. certain disinfecting products that kill or reduce microorganisms (bacteria, viruses, fungi).  The manufacture, labeling, handling and use of these products are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA.  Our Excelyte® and EcaFlo® Anolyte products are currently registered by the EPA under FIFRA as a hospital-level disinfectant and are approved for use on both food contact surfaces and on non-food contact hard surfaces. EPA product registration requires meeting certain efficacy, toxicity and labeling requirements and paying ongoing registration fees.  Although generally states do not impose substantive requirements different from those of the EPA, each state in which these products are sold requires registration and payment of a fee.

The use of cleaners and sanitizers in meat, poultry and egg production facilities is regulated by the USDA and FSIS.  Our Anolyte is permitted to be used in commercial plants producing meat, poultry, egg, vegetable and fruit products as a disinfectant and sanitizer by the USDA and FSIS.  In addition, our Anolyte has been registered by the NSF as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications.

Insurance

We maintain insurance in such amounts and against such risks as we deem prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect us against significant claims for damages.  The occurrence of a significant event not fully-insured could materially and adversely affect our business, financial condition and results of operations.  Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

Employees

We currently employ eight full-time employees.  We have not experienced any work stoppages to date and we believe that our relationship with these employees is good.

Item 1A.	Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a facility in Little River, South Carolina covering approximately 12,000 square feet.  This is our primary facility and it includes our corporate offices, research and development laboratory, manufacturing operations and warehouse.  The lease for this facility is for a five year term commencing January 1, 2009 through January 1, 2014.

We also lease approximately 1,600 square feet of office and warehouse space in Layton, Utah which the Company uses as office space and as a production and distribution facility for its Solutions.   The lease for this facility is on a month-to-month basis commencing March 1, 2012 and requires sixty days prior written notice to terminate.

Item 3.	Legal Proceedings

Litigation with Former Chief Executive Officer

On September 23, 2011, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina (the “South Carolina Court”), by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleges breach of contract and fraudulent inducement by the Company against him with regard to his employment contract and the termination of his employment.  Mr. Prince claims that he is owed additional compensation under his terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On December 28, 2011, the Company filed a motion to dismiss in the South Carolina Court to remove this civil complaint from the South Carolina Court due to the binding arbitration clause contained in Mr. Prince’s employment contract.  This motion is pending.

On February 10, 2012, Mr. Prince filed a motion to amend his complaint in the South Carolina Court.  The amended complaint included additional causes of action for civil conspiracy, tortious interference and unfair trade practices.  This motion was granted by the South Carolina Court on March 19, 2012.

The Company does not believe there is any merit to Mr. Prince’s allegations and will vigorously defend this action.  In addition, the Company is reviewing the actions, if any, it will institute against Mr. Prince relating to his conduct while an executive officer and director of the Company.

Litgation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the United States District Court for the Western District of Washington by Crystal Enterprises, Inc.  (“Crystal”).  In its complaint, Crystal alleges interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact.  Crystal’s allegations center on discussions between the Company, Crystal, Pendred, Inc. (an affiliate of Crystal’s) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of the Company’s Solutions.  Crystal is seeking monetary damages as well as attorney fees.

The Company does not believe there is any merit to Crystal’s allegations and will vigorously defend this action.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ OTC Bulletin Board under the ticker symbol “IEVM.”  Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing January 1, 2010 through December 31, 2011 as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2011	High	Low
First Quarter	$0.15	$0.08
Second Quarter	0.10	0.07
Third Quarter	0.10	0.06
Fourth Quarter	0.09	0.06

Year Ended December 31, 2010	High	Low
First Quarter	$0.28	$0.18
Second Quarter	0.65	0.29
Third Quarter	0.52	0.31
Fourth Quarter	0.31	0.12

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or other national exchange would offer.  As of March 23, 2012, we had two market makers for our common stock which were Rodman and Renshaw, LLC and T.R. Winston and Company, LLC.

Stockholders

As of March 23, 2012, the approximate number of registered holders of our common stock was 145; the number of issued and outstanding shares of our common stock was 134,985,165; and there were 43,881,748 shares of common stock subject to outstanding warrants, 300,000 shares of common stock subject to outstanding stock options, and 10,323,750 shares of common stock subject to outstanding convertible debentures.

Dividends

We have not paid any cash dividends in the two most recent fiscal years and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of our common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Sales of Unregistered Securities for the Fiscal Year Ended December 31, 2011

There were no sales of unregistered securities during the fiscal year ended December 31, 2011, other than those set forth below or otherwise reported on Forms 10-Q and/or 8-K filed by IET during the year ended December 31, 2011.

On October 1, 2011, an institutional investor exercised its right to purchase 120,000 shares of the Company’s common stock underlying the warrant issued to it on October 1, 2009.  The Company received $12,000 ($0.10/share) in connection with the issuance of these shares, which was used by the Company for general working capital purposes.

On October 5, 2011, the Company sold to an accredited investor, in a private placement, common stock units that in aggregate consisted of 375,000 shares of the Company’s common stock and a warrant to purchase 187,500 shares of the Company’s common stock, for an aggregate purchase price of $30,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.  The Company incurred $3,000 of fees related to this transaction.

On October 27, 2011, the Company sold to a member of the Company’s board of directors, in a private placement, common stock units that in aggregate consisted of 937,500 shares of the Company’s common stock and a warrant to purchase 468,750 shares of the Company’s common stock, for an aggregate purchase price of $75,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance. The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.

The Company used the net proceeds from aforementioned offerings for working capital purposes.  In connection with the issuances of the Company’s common stock and the warrants to purchase the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this annual report on Form 10-K.

Item 6.	Selected Financial Data

IET is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about IET’s financial condition and results of operations for the years ended December 31, 2011 and 2010.  This information should be read in conjunction with IET’s audited consolidated financial statements for the years ended December 31, 2011 and 2010 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

Background

IET is a Nevada corporation headquartered in Little River, South Carolina that operates through its wholly-owned subsidiary, I.E.T., Inc., which is also a Nevada corporation.  See “Item 1. Business – General.”

IET produces and sells Solutions that provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company manufactures proprietary EcaFlo® equipment that is used to produce the Solutions for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at a customer’s facility.  See “Item 1. Business.”

Critical Accounting Policies

The discussion and analysis of our financial condition is based upon the financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparation of the consolidated financial statements contained elsewhere herein.

Revenue Recognition

General

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

Leases

When the Company leases its equipment, the accounting involves specific determinations, which often involve complex provisions and significant judgments.  The four criteria of the accounting standard that the Company uses in the determination of a sales-type lease or operating-type lease are: (a) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment; (b) a review of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment; (c) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (d) a determination of whether or not the lease contains a bargain purchase option.  If the lease transaction meets one of the four criteria, then it is recorded as a sales-type lease; otherwise, it is recorded as an operating-type lease.  Additionally, the Company assesses whether collectability of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that it has yet to incur with respect to the lease.

When a customer enters into a sales-type lease agreement, the sales and cost of sales are recognized at the inception of the lease.  The sales-type lease consists of the sum of the total minimum lease payments less unearned interest income and estimated executory cost.  Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the sales-type lease is used to calculate the present value of minimum lease payments, which the Company records as a lease receivable.  The minimum lease payment consists of the gross lease payments net of executory costs and contingencies, if any.  Unearned interest income is amortized over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income.  Sales-type lease revenue consists of the initial sale of the equipment shipped and the interest and license elements of the lease payments as they are earned.

When a customer enters into an operating-type lease agreement, equipment lease revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is depreciated over its estimated useful life.

Stock-Based Compensation

IET accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

IET accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

IET calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” are distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  IET estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, IET monitors both stock option and warrant exercises as well as employee and non-employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at original invoice amount, less any allowance for uncollectible accounts.  Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility by considering a number of factors, including the length of time an invoice is past due, the customer’s credit worthiness and historical bad debt experience. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

Inventories

Inventories are recorded at the lower of cost or market using the first-in, first-out method.  The Company determines its reserve for obsolete inventory by considering a number of factors, including product shelf life, marketability, and obsolescence. The Company determines the need to write down inventories by analyzing product expiration, market conditions, and salability of its products.

Income Taxes

IET accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While IET has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, deferred tax assets are reduced by a valuation allowance, when in our opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Recent Accounting Pronouncements Applicable to IET

IET does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on IET’s financial position or results of operations.

Results of Operations

Revenue.  Total revenue for the year ended December 31, 2011 was $403,554, a decrease of $433,192, or 52%, from total revenue of $836,746 for the year ended December 31, 2010.  The decrease in revenue for the year ended December 31, 2011 was primarily due to a single large sale of equipment to Benchmark totaling $520,000 that occurred in the second quarter of 2010, offset by a $50,110 increase in leasing and licensing revenue.

Cost of Sales.  Cost of sales for the year ended December 31, 2011 was $114,518, a decrease of $175,774, or 61%, from cost of sales of $290,292 for the year ended December 31, 2010.  The decrease in our cost of sales for the year ended December 31, 2011 was primarily attributable to the increase in lease and licensing revenue as well as a decrease in equipment sales.

Gross Profit.  For the year ended December 31, 2011 and 2010, gross profit margins were 72% and 65%, respectively.

General and Administrative Expenses.  For the year ended December 31, 2011, general and administrative expenses were $1,721,768, an increase of $376,326, or 22%, from general and administrative expenses of $1,345,442 for the year ended December 31, 2010.  The increase in general and administrative expenses for the year ended December 31, 2011 was primarily the result of an increase of $175,115 in employee payroll and related tax and benefit costs and a $406,400 increase in stock-based compensation expense for employees and directors, offset by a $179,587 reduction in stock-based compensation expense for consultants.

Sales and Marketing Expenses. For the year ended December 31, 2011, sales and marketing expenses were $528,563, a decrease of $1,477 from sales and marketing expenses of $527,086 for the year ended December 31, 2010.  The slight increase in sales and marketing expenses for the year ended December 31, 2011 was primarily the result of a $41,274 increase in stock-based compensation expense for consultants and a $8,020 increase in equipment warranty expense, offset by a $38,580 decrease in stock-based compensation expense for employees and a $9,978 decrease in consulting expense.

Research and Development Expenses. For the year ended December 31, 2011, research and development expenses were $199,974, a decrease of $142,366, or 71%, from research and development expenses of $342,340 for the year ended December 31, 2010.  The decrease in research and development expenses for the year ended December 31, 2011 was primarily the result of a $63,772 decrease in employee payroll and related tax and benefit costs a $57,972 decrease in research supplies and a $32,130 decrease in stock-based compensation expense for employees, offset by a $12,156 increase in laboratory testing costs.

Operating Income.  During the year ended December 31, 2011, we recognized a gain on the settlement of accounts payable of $35,442 related to certain vendor obligations.

Loss from Operations. During the year ended December 31, 2011, the loss from operations was $2,125,827, an increase of $457,413, or 27%, from the loss from operations of $1,668,414 for the year ended December 31, 2010.  The increase in the loss from operations for the year ended December 31, 2011 was primarily attributable to a $433,192 decrease in revenue and a $376,326 increase in general and administrative expenses, offset by a $175,774 decrease in cost of sales, a $142,366 decrease in research and development expenses and a $35,442 increase in the gain on the settlement of accounts payable.

Interest Income.  For the year ended December 31, 2011, interest income was $2,848 as compared to $0 for the year ended December 31, 2010.  This increase relates to interest recognized by the Company on its capital lease sales of equipment.

Finance Fees. For the year ended December 31, 2011, finance fees were $9,539, a decrease of $370,518, or 97%, from finance fees of $380,057 for the year ended December 31, 2010.  The decrease in finance fees for the year ended December 31, 2011 was due to a decrease in warrants issued as loan fees related to temporary working capital loans.

Interest Expense. For the year ended December 31, 2011, interest expense was $89,027, a decrease of $33,408, or 27%, from interest expense of $122,435 for the year ended December 31, 2010.  The decrease in interest expense for the year ended December 31, 2011 was the result of a decrease in temporary working capital loans during this period.

Net Loss.  For the year ended December 31, 2011, the net loss was $2,221,545, an increase of $50,639, or 2%, from the net loss of $2,170,906 for the year ended December 31, 2010.  The increase in the net loss was primarily attributable to a $433,192 decrease in revenue and a $376,326 increase in general and administrative expenses, offset by a $175,774 decrease in cost of sales, a $142,366 decrease in research and development expenses, a $35,442 increase in the gain on the settlement of accounts payable, a $370,518 decrease in finance fees and a $33,408 decrease in interest expense.

Liquidity and Capital Resources

As of December 31, 2011, IET had working capital deficiency of $35,009 and cash on hand of $145,993.  The $80,333 increase in cash on hand from December 31, 2010 was primarily due to the receipt of $1,763,500 net proceeds from the sale of common stock units, the issuance of convertible debentures and the issuance of convertible promissory notes, offset by our continuing operating expenses and the repayment of $305,000 of principal on a note payable and certain convertible debentures.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through a combination of the sale of our convertible debentures, convertible promissory notes and common stock.

During the year ended December 31, 2011, we received $763,500 of net proceeds related to the sale of common stock units and $12,000 of net proceeds related to the exercise of warrants.  In addition, we received $500,000 of net proceeds related to the issuance of convertible debentures ($200,000 in January 2011 and $300,000 in July 2011) and in September 2011, we received $500,000 of net proceeds related to the issuance of convertible promissory notes.  Subsequent to the year ended December 31, 2011, we received $890,400 of net proceeds related to the sale of common stock units ($630,000 in January 2011 and $260,400 in February 2012).

As of March 23, 2012, our cash position was approximately $650,000.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately six months from the filing date of this annual report on Form 10-K.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  The current economic slowdown has made financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

Inflation and Seasonality

Inflation has had no material effect on the operations or financial condition of our business.  In addition, our operations are not considered seasonal in nature.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

IET is a smaller reporting company and is therefore not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of IET called for by this item are submitted under a separate section of this annual report on Form 10-K.  Reference is made to the Index of Consolidated Financial Statements contained on page F-1 of this annual report on Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K, IET carried out an evaluation of the effectiveness of the design and operation of IET's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of IET's management, including IET's President and Chief Executive Officer and IET’s Executive Vice President, Chief Financial Officer and Secretary, who concluded that IET's disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in IET's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in IET's reports filed under the Exchange Act is accumulated and communicated to management, including IET's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in IET’s internal control over financial reporting during IET’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, IET's internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of IET is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal controls over financial reporting include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of IET; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of IET are being made only in accordance with authorizations of management and directors of IET; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of IET’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of IET’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that IET’s internal control over financial reporting was effective as of December 31, 2011.

Item 9B.	Other Information

Sale of Common Stock Units

On January 24, 2012, the Company sold, to an institutional investor, common stock units that in aggregate consisted of 8,750,000 shares of the Company’s common stock and a warrant to purchase 8,750,000 shares of the Company’s common stock, for an aggregate purchase price of $700,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.10 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.  The Company incurred offering costs of $70,000 in connection with this transaction.

On February 2, 2012, the Company sold, to an institutional investor, common stock units that in aggregate consisted of 3,125,000 shares of the Company’s common stock and a warrant to purchase 1,562,500 shares of the Company’s common stock, for an aggregate purchase price of $250,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.07 per share.  The Company incurred offering costs of $17,500 in connection with this transaction.

On February 28, 2012, the Company sold, to an individual accredited investor, common stock units that in aggregate consisted of 375,000 shares of the Company’s common stock and a warrant to purchase 187,500 shares of the Company’s common stock, for an aggregate purchase price of $30,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.  The Company incurred offering costs of $2,100 in connection with this transaction.

The Company will use the net proceeds from aforementioned offerings for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy.  In connection with the issuances of the Company’s common stock and the warrants to purchase the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Options Granted to Executive Officers

On March 27, 2012, the Company granted incentive stock options to purchase an aggregate of 5,000,000 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the Company’s executive officers as follows:  David R. LaVance – 3,000,000 shares and Thomas S. Gifford – 2,000,000 shares.  The shares of common stock underlying the options are exercisable and vest, in aggregate, as follows:  833,333 shares vest on December 31, 2012, 833,333 shares vest on December 31, 2013 and 833,334 vest on December 31, 2014 and are exercisable at $0.10, $0.20 and $0.30, respectively; 833,333 shares vest upon the Company attaining breakeven operating results, as defined in the option agreement, for a period of four consecutive months or two consecutive quarters during the year ending December 31, 2012 and are exercisable at $0.10 per share; 833,333 shares vest upon the Company achieving at least $5,000,000 of revenues for the twelve month period ending December 31, 2013 and are exercisable at $0.20 per share; and 833,334 shares vest upon the Company achieving at least $10,000,000 of revenues for the twelve month period ending December 31, 2014 and are exercisable at $0.30 per share.  The options have a ten year term and in the event of a change in control of the Company, as defined in the 2010 Stock Incentive Plan, the options become fully vested.

In connection with the grants of incentive stock options described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Options Granted to Directors

On March 27, 2012, the Company granted non-qualified stock options to purchase an aggregate of 1,346,920 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the non-executive members of the Company’s board of directors as follows:  Raymond C. Kubacki – 541,860 shares; David N. Harry – 309,640 shares; Valgene L. Dunham – 340,600 shares; and E. Wayne Kinsey, III – 154,820 shares.  The options were granted as partial consideration for each person’s continuing service in 2012 as a member of the Company’s board of directors and related committees.  Each of the options has a five year term and is exercisable at $0.10 per share.  The shares of common stock underlying the options, in aggregate, vest as follows:  673,460 shares vest on December 31, 2012 and 673,460 shares vest on December 31, 2013.

In connection with the grants of non-qualified stock options described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued to Directors

On March 27, 2012, the Company issued an aggregate of 360,000 shares of the Company’s common stock as settlement of $36,000 of director fees due certain members of the Company’s board of directors for services rendered in 2011.  The quoted market price of the Company’s common stock on the date of issuance was $0.06.

In connection with the issuances of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to IET's directors and executive officers is contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 18, 2012, under the captions "Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act" and "Executive Officers," and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item with respect to executive compensation is contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 18, 2012, under the captions "Executive Compensation" and "Director Compensation," and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 18, 2012, under the captions "Securities Authorized for Issuance under Equity Compensation Plans" and "Principal Stockholders and Security Ownership of Management," and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 18, 2012, under the captions "Certain Relationships and Related Transactions" and "Director Independence," and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 18, 2012, under the caption "Principal Accountant Fees and Services," and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 of this annual report on Form 10-K.

(b)           Financial Statement Schedules

Reference is made to the Index of Consolidated Financial Statements on page F-1 of this annual report.  No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

March 30, 2012	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. LaVance	Chairman of the Board, President and Chief	March 30, 2012
David R. LaVance	Executive Officer
(Principal Executive Officer)

/s/ Thomas S. Gifford	Executive Vice President,	March 30, 2012
Thomas S. Gifford	Chief Financial Officer
and Secretary (Principal
Financial and Accounting Officer)

/s/ Raymond C. Kubacki	Director	March 30, 2012
Raymond C. Kubacki

/s/ E. Wayne Kinsey, III	Director	March 30, 2012
E. Wayne Kinsey, III

/s/ Valgene L. Dunham	Director	March 30, 2012
Valgene L. Dunham

/s/ David N. Harry	Director	March 30, 2012
David N. Harry

Integrated Environmental Technologies, Ltd.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheets of Integrated Environmental Technologies, Ltd. and subsidiary (the “Company”), as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged, to perform an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant recurring operating losses, negative cash flows from operations and has a working capital deficiency.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver, Martin & Samyn, LLC

Kansas City, Missouri
March 30, 2012

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$145,993	$65,660
Accounts receivable	7,872	50,256
Prepaid expenses	10,927	21,707
Lease receivable	14,296	--
Inventory	219,209	195,372
Note receivable	16,364	13,909
Other receivable	12,081	--
Total current assets	426,742	346,904

Property and equipment, net	239,605	338,156
Lease receivable, long-term	19,700	29,091
Note receivable, long-term	10,848	--
Total assets	$696,895	$714,151

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$229,086	$265,780
Accrued expenses	166,136	139,789
Customer deposits	41,529	--
Note payable	--	250,000
Convertible debentures	25,000	265,318
Total current liabilities	461,751	920,887
Convertible debentures	526,125	--
Convertible promissory notes	500,000	--
Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 200,000,000 shares authorized; 122,735,165 and 108,496,641 shares issued and outstanding, respectively	122,735	108,497
Common stock purchased but not yet issued, 0 and 135,000 shares, respectively	--	135
Additional paid-in capital	14,810,185	13,186,988
Accumulated deficit	(15,723,901)	(13,502,356)
Total stockholders' deficiency	(790,981)	(206,736)
Total liabilities and stockholders' deficiency	$696,895	$714,151

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Revenues:
Sales	$285,037	$768,339
Leasing and Licensing Fees	118,517	68,407
	403,554	836,746
Cost of sales	114,518	290,292

Gross profit	289,036	546,454

Operating expenses:
General and administrative expense	1,721,768	1,345,442
Sales and marketing expense	528,563	527,086
Research and development expense	199,974	342,340
Gain on settlement of accounts payable	(35,442)	--
	2,414,863	2,214,868

Loss from operations	(2,125,827)	(1,668,414)

Other income (expense):
Interest income	2,848	--
Finance fees	(9,539)	(380,057)
Interest expense	(89,027)	(122,435)
Total other income (expense)	(95,718)	(502,492)

Net loss	$(2,221,545)	$(2,170,906)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	117,395,993	109,079,504

The accompanying notes are an integral part of these consolidated financial statements.

 Integrated Environmental Technologies, Ltd.
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Years Ended December 31, 2011 and 2010

				Stock		Total
	Common Stock		Additional	Bought		Stockholders'
	Number	$0.001	Paid-in	Not	Accumulated	Equity
	of Shares	Par Value	Capital	Issued	Deficit	(Deficiency)
Balance at December 31, 2009	94,533,467	$94,533	$11,384,911	$6,264	$(11,331,450)	$154,258
Common stock and warrants issued for cash, net of offering costs	180,000	180	63,700	--	--	63,880
Warrants and options exercised	4,936,692	4,937	459,813	--	--	464,750
Beneficial conversion of convertible debentures	--	--	41,835	--	--	41,835
Notes and interest converted into common stock	8,096,482	8,097	426,128	(6,264)	--	427,961
Stock-based compensation	750,000	750	810,601	135	--	811,486
Net loss	--	--	--	--	(2,170,906)	(2,170,906)
Balance at December 31, 2010	108,496,641	108,497	13,186,988	135	(13,502,356)	(206,736)
Common stock and warrants issued for cash, net of offering costs	10,500,000	10,500	753,000	--	--	763,500
Common stock issued as payment on principal and interest on convertible debentures	2,561,374	2,561	202,349	--	--	204,910
Warrants exercised	120,000	120	11,880	--	--	12,000
Stock-based compensation	1,057,150	1,057	655,968	(135)	--	656,890
Net loss					(2,221,545)	(2,221,545)
Balance at December 31, 2011	122,735,165	$122,735	$14,810,185	$--	$(15,723,901)	$(790,981)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,221,545)	$(2,170,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	111,420	7,595
Stock-based compensation expense	656,890	816,101
Accretion of interest on convertible debentures	9,682	29,048
Beneficial conversion of convertible debentures	--	41,835
Write-off of accounts receivable	26,748	--
Gain on settlement of accounts payable	(35,442)	--
Changes in operating assets and liabilities:
Accounts receivable	15,636	61,119
Prepaid expenses	10,780	(1,451)
Lease receivable	(33,996)	--
Inventory	(36,706)	(112,462)
Other receivable	(12,081)	--
Accounts payable	34,857	153,723
Accrued expenses	62,382	(46,211)
Customer deposits	5,420	--
Net cash used in operating activities	(1,405,955)	(1,221,609)
Cash flows from investing activities:
Purchase of fixed assets	--	(336,903)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	763,500	63,880
Issuance of note receivable	--	(43,000)
Proceeds from exercise of warrants and options	12,000	464,750
Proceeds from payment on note receivable	15,788	--
Proceeds from issuance of convertible debentures	500,000	211,270
Repayment of note payable	(250,000)	--
Proceeds from issuance of notes payable	--	175,000
Proceeds from issuance of convertible promissory notes	500,000	--
Repayment of convertible debentures	(55,000)	(67,339)
Net cash provided by financing activities	1,486,288	804,561

Increase (decrease) in cash	80,333	(753,951)
Cash - beginning of period	65,660	819,611
Cash - end of period	$145,993	$65,660

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,435	$48,962

Noncash financing activities:
Issuance of 2,561,374 and 8,096,482 shares of common stock, respectively, as payment of principal and interest due on convertible debentures	$204,910	$1,043,953
Refinance of accrued interest and fees related to note payable	$26,125	$--

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

Integrated Environmental Technologies, Ltd. (the “Company”) was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation.  The Company is headquartered in Little River, South Carolina and operates through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

The Company designs and manufactures proprietary EcaFlo® equipment that utilizes electro-chemical activation technology to produce anolyte disinfecting solutions and catholyte cleaning solutions.  The Company markets the anolyte disinfecting solutions under the EcaFlo® and Excelyte® brand names and the catholyte cleaning solutions under the Catholyte Zero brand name (collectively referred to herein as the “Solutions”).   The Solutions provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company’s primary focus is on the marketing and selling of its Solutions to commercial entities.  The Company also leases its EcaFlo® equipment to commercial customers under certain circumstances.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and an accumulated deficit of $15,723,901 as of December 31, 2011.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings with equity and/or debt investors in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not anticipate establishing any lending relationships with commercial banks in the foreseeable future due to its limited operations and assets.  The Company continues to execute on its strategy of selling Solutions and leasing its EcaFlo® equipment to fund its operations and is focused on obtaining additional capital through the private placement of its securities.  The Company is pursuing potential equity and/or debt investors and, from time to time, has engaged placement agents to assist it in this initiative.  While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to our stockholders.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.  The Company based its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.  All of these estimates reflect management's best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change.

Concentration of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.  The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash.  The Company maintains its cash in bank accounts which, at times, exceed federally-insured limits.

The Company sells its products to customers in diversified industries and geographical regions.  During the year ended December 31, 2011, five customers represented 24%, 16%, 15%, 14% and 12%, respectively, of sales, and in 2010, one customer, who was a related party, represented 72% of sales.  We continually evaluate the creditworthiness of the Company’s customers.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at original invoice amount, less any allowance for uncollectible accounts.  Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectibility by considering a number of factors, including the length of time an invoice is past due, the customer’s credit worthiness and historical bad debt experience.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

Inventory

Inventory is recorded at the lower of cost or market using the first-in, first-out method.  The Company determines its reserve for obsolete inventory by considering a number of factors, including product shelf life, marketability, and obsolescence. The Company determines the need to write down inventories by analyzing product expiration, market conditions, and salability of its products.

Property and Equipment

Property and equipment is recorded at cost less allowances for depreciation.  The straight-line method of depreciation is used for all property and equipment.  Repair and maintenance costs are expensed as incurred.  Equipment is depreciated over an estimated useful life ranging from 3 to 7 years.   Leasehold improvements are depreciated over the shorter of the original term of lease or the estimated useful life of the improvement.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, lease receivables, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

The fair value of the note receivable, notes payable, convertible debentures and convertible promissory notes approximate fair value since each of these investments are at market rates currently available to the Company.

Long-Lived Assets

The Company reviews its long-lived assets, which include property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets.  Recoverability of these assets is evaluated by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life.  If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired.  The impairment loss is measured by comparing the fair value of the assets to their carrying value.  Fair value is determined by either a quoted market price, if any, or a value determined by a discounted cash flow technique. There were no material impairment charges related to the Company’s property and equipment during the years ended December 31, 2011 or 2010.

Revenue Recognition

General

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

Leases

When the Company leases its equipment, the accounting involves specific determinations, which often involve complex provisions and significant judgments.  The four criteria of the accounting standard that the Company uses in the determination of a sales-type lease or operating-type lease are: (a) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment; (b) a review of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment; (c) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (d) a determination of whether or not the lease contains a bargain purchase option.  If the lease transaction meets one of the four criteria, then it is recorded as a sales-type lease; otherwise, it is recorded as an operating-type lease.  Additionally, the Company assesses whether collectability of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that it has yet to incur with respect to the lease.

When a customer enters into a sales-type lease agreement, the sales and cost of sales are recognized at the inception of the lease.  The sales-type lease consists of the sum of the total minimum lease payments less unearned interest income and estimated executory cost.  Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the sales-type lease is used to calculate the present value of minimum lease payments, which the Company records as a lease receivable.  The minimum lease payment consists of the gross lease payments net of executory costs and contingencies, if any.  Unearned interest income is amortized over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income.  Sales-type lease revenue consists of the initial sale of the equipment shipped and the interest and license elements of the lease payments as they are earned.

When a customer enters into an operating-type lease agreement, equipment lease revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is depreciated over its estimated useful life.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Research and Development

The Company expenses research and development costs as incurred.

Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”   Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2011	2010
General and administrative	$567,875	$341,062
Sales and marketing	80,456	78,412
Research and development	1,020	33,150
Finance fees	7,539	363,477
Total	$656,890	$816,101

For the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense related to stock options and warrants granted to employees of $445,410 and $117,000, respectively.  For the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense related to stock options and warrants granted to non-employees of $211,480 and $699,101, respectively.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive.  The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

For the year ended December 31, 2011, diluted net loss per share did not include the effect of 300,000 shares of common stock issuable upon the exercise of outstanding options, 33,381,748 shares of common stock issuable upon the exercise of outstanding warrants and 10,323,750 shares of common stock issuable upon the conversion of convertible debentures and convertible promissory notes, as their effect would be anti-dilutive.

For the year ended December 31, 2010, diluted net loss per share did not include the effect of 1,050,000 shares of common stock issuable upon the exercise of outstanding options, 13,889,582 shares of common stock issuable upon the exercise of outstanding warrants and 479,167 shares of common stock issuable upon the conversion of convertible debentures, as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Recent Accounting Pronouncements Applicable to the Company

The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

4.	Lease Receivable

The Company entered into a lease arrangement with a customer with respect to certain EcaFlo® equipment which the Company has recorded as a sales-type lease.  As of December 31, 2011, the Company’s lease receivable consisted of the following:

Future minimum lease payments receivable	$112,000
Unearned revenue	(78,004)
Lease receivable	$33,996

As of December 31, 2011, the current portion of the lease receivable was $14,296 and the long-term portion was $19,700.

Future minimum lease payments to be received under this lease arrangement are as follows:

Year Ending December 31,
2012	$48,000
2013	48,000
2014	16,000
$112,000

5.	Note Receivable

The Company has a note receivable with a customer relating to the sale of certain EcaFlo® equipment.  The note payments are $1,250 per month over a 34-month term.  The Company imputed interest on this note receivable at a rate of 3% per annum.  At December 31, 2011 and 2010, the amount outstanding related to this note receivable was $27,212 and $43,000, respectively.

6.	Property and Equipment

As of December 31, 2011 and 2010, property and equipment, on a net basis, consisted of the following:

	Year Ended December 31,
	2011	2010
Leasehold improvements	$328,977	$328,977
Equipment	41,240	28,371
	370,217	357,348
Less: Accumulated depreciation	(130,612)	(19,192)
	$239,605	$338,156

7.	Note Payable

On April 12, 2010, in a private placement, the Company issued to RHI Family Trust (“RHI”) a secured promissory note in the principal amount of $250,000 (the “RHI Note”).  The RHI Note was secured by substantially all of the assets of the Company and accrued interest at an annual rate of 9.825% during the entire term of the RHI Note.  This interest was payable on a monthly basis.  The RHI Note matured on November 1, 2010 and the Company had been in default thereunder from that time.

On September 13, 2011, an affiliate of RHI purchased certain products from the Company and RHI paid for such products by reducing the outstanding balance of the RHI Note by $56,912.  On September 26, 2011, the Company repaid in cash the remaining $194,660 amount due under the RHI Note, representing $193,088 of unpaid principal and $1,572 of accrued and unpaid interest.  During the years ended December 31, 2011 and 2010, the Company recorded a total of $18,152 and $18,013, respectively, of interest expense related to the RHI Note.

8.	Customer Deposits

On March 29, 2011, the Company agreed to issue a credit to purchase equipment to a consultant in the amount of $36,109.  This credit was issued as payment to the consultant for consulting services previously rendered to the Company.  The Company has recorded this amount as a customer deposit.

The Company has received $5,420 of lease payments from customers related to periods subsequent to December 31, 2011.  The Company has recorded these amounts as customer deposits as of December 31, 2011.

9.	Convertible Debentures

April 2007 Convertible Debenture

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The convertible debenture currently accrues interest at a rate of 12% per annum.  The Company is in default on this convertible debenture and is attempting to restructure the convertible debenture with the holder.

During the years ended December 31, 2011 and 2010, the Company recorded a total of $4,010 and $1,678, respectively, of interest expense related to this convertible debenture.  As of December 31, 2011, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $4,442, which is included as a component of accrued expenses.

April 2010 Convertible Debentures

On April 2010, in a private placement, the Company issued five 8% convertible debentures in the aggregate principal amount of $250,000 (the “April 2010 Debentures”).  The April 2010 Debentures had a one-year term, maturing on April 12, 2011, and were convertible into the Company’s common stock at $0.60 per share.  In conjunction with the issuance of the April 2010 Convertible Debentures, the Company also issued warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.75 per share and warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at prices ranging from $0.75 per share to $1.20 per share, for an aggregate purchase price of $2,500 ($0.01 per warrant).  The Company allocated the aggregate $252,500 of proceeds received to the April 2010 Debentures and the related warrants based upon the fair market value of each of the instruments.  As a result, the Company recorded a discount of $38,730 on the April 2010 Debentures which was accreted as interest expense over the one-year term of the April 2010 Debentures.

During April 2011, an affiliate of a holder of an April 2010 Debenture purchased certain products from the Company and the holder paid for such products by reducing the outstanding balance on his April 2010 Debentures by $30,000.  In addition, during April 2011, the Company issued, in a private placement, common stock units that in aggregate consisted of 562,500 shares of the Company’s common stock and warrants to purchase 562,500 shares of the Company’s common stock at exercise prices ranging from $0.20 to $0.50 per share as payment of $45,000 of the outstanding principal on the April 2010 Debentures.  Also, in April 2011, the Company repaid in cash $25,000 of outstanding principal due on the April 2010 Debentures.

During October 2011, the Company issued, in a private placement, common stock units that in aggregate consisted of 1,998,874 shares of the Company’s common stock and warrants to purchase 999,437 shares of the Company’s common stock at $0.08 per share, as full payment on the remaining $150,000 of outstanding principal on the April 2010 Debentures and $9,910 of accrued and unpaid interest.

During the years ended December 31, 2011 and 2010, the Company recorded a total of $20,902 and $43,349, respectively, of interest expense related to the April 2010 Debentures, which included $9,682 and $29,048, respectively, of accreted interest.  As of December 31, 2011 and 2010, the outstanding principal balance for the April 2010 Debentures was $0 and $240,318 (net of $9,682 of un-accreted interest).

Convertible Note and Exchange Agreement

On September 10, 2010, in a private placement, the Company issued a convertible note to an institutional investor in the principal amount of $167,339 in exchange for the surrender and cancellation of certain 10% convertible debentures, with an aggregate principal balance of $164,500 and accrued and unpaid interest of $2,839, that had been issued by the Company during the year ended December 31, 2007 to various individual investors.  The convertible note accrued interest at a rate of 10% per annum, and had a term of one year.  The principal amount of the convertible note was convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price equal to the lesser of: a) $0.40 or b) 80% of the average of the three lowest daily volume-weighted average sale prices for the Company’s common stock during the twenty consecutive trading days immediately preceding the date on which the holder elected to convert all or part of the convertible note.  Due to the features related to the conversion price of the convertible note, the Company recorded a beneficial conversion totaling $41,835, which was expensed in the year ended December 31, 2010.  During October and November of 2010, $100,000 of the outstanding principal on the convertible note and $1,310 of accrued interest was converted into 566,748 shares of the Company’s common stock.  On December 7, 2010, the Company repaid in cash the remaining $81,210 due under the convertible note, representing $67,339 of unpaid principal, $1,771 of accrued and unpaid interest and $12,100 of fees related to the convertible note.

Kinsey Convertible Debenture

On July 7, 2011, in a private placement, the Company issued to E. Wayne Kinsey, III, a member of the Company’s board of directors, an 8% convertible debenture in the amount of $150,000 (the “Kinsey Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000.  The Kinsey Debenture has a three-year term maturing on July 7, 2014, and bears interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Kinsey Debenture.  See Note 14 – Related Party Transactions.

The entire principal amount of the Kinsey Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share, subject to a weighted average adjustment for certain issuances or sales of the Company’s common stock at a price per share less than $0.08.  In addition, at the option of the Company, the entire principal amount of the Kinsey Debenture is convertible into shares of the Company’s common stock at $0.10 per share, subject to a weighted average adjustment for certain issuances or sales of the Company’s common stock at a price per share less than $0.08, upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of twenty consecutive trading days is greater than or equal to $0.25 per share.  The quoted market price of the Company’s common stock as of July 7, 2011 was $0.08 per share.  An aggregate of 1,500,000 shares of the Company’s common stock can be issued pursuant to the Kinsey Debenture at the current conversion price of $0.10 per share.  The Company has determined that the value attributable to the weighted average adjustment to the conversion price that would result from certain issuances or sales of the Company’s common stock is de minimis.

For the year ended December 31, 2011, the Company recorded $5,933 of interest expense related to the Kinsey Debenture.  As of December 31, 2011, the outstanding principal on the Kinsey Debenture was $150,000 and the accrued and unpaid interest on the Kinsey Debenture was $5,933, which is included as a component of accrued expenses.

Zanett Convertible Debenture

On July 7, 2011, in a private placement, the Company issued to the Zanett Opportunity Fund, Ltd. (“Zanett”) an 8% convertible debenture in the amount of $376,125 (the “Zanett Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000 and refinanced $200,000 of principal, $11,375 of interest and $14,750 of fees related to a $200,000 promissory note issued to Zanett on January 5, 2011 (the “Zanett Note”).  As a result of the issuance of the Zanett Debenture, the Zanett Note was cancelled.

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

For the year ended December 31, 2011, the Company recorded $26,253 of interest expense related to the Zanett Note and the Zanett Debenture.  As of December 31, 2011, the outstanding principal on the Zanett Debenture was $376,125 and the accrued and unpaid interest was $14,878, which is included as a component of accrued expenses.

10.	Convertible Promissory Notes

On September 23, 2011 the Company, Kinsey and Zanett entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which Kinsey and Zanett each purchased an 8% convertible secured promissory note from the Company in the principal amount of $400,000 and $100,000, respectively (each a “Secured Note,” and together, the “Secured Notes”).  The Company received gross proceeds of $500,000 in connection with this private placement of the Secured Notes.  See Note 14 – Related Party Transactions.

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

The entire principal amount of each of the Secured Notes is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share, subject to a weighted average adjustment for certain issuances or sales of the Company’s common stock at a price per share less than $0.08.  The quoted market price of the Company’s common stock as of September 23, 2011 was $0.08 per share.  The Company is not permitted to prepay the Secured Notes unless it raises a specified amount of additional capital.  The Company has determined that the value attributable to the weighted average adjustment to the conversion price that would result from certain issuances or sales of the Company’s common stock is de minimis.

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

In connection with the execution of the Note Purchase Agreement and the issuance of the Secured Notes, the Company provided certain registration rights to the holders of the Secured Notes.  In the event that the Company proposes to register shares of its common stock under the Securities Act of 1933, as amended, under certain circumstances, Kinsey and Zanett will be allowed to include in such registration shares of the Company’s common stock held by them.  The Company has determined that the value attributable to these registration rights is de minimis.

An aggregate of 5,000,000 shares of the Company’s common stock can be issued pursuant to the Secured Notes at the current conversion price of $0.10 per share.  For the year ended December 31, 2011, the Company recorded a total of $10,849 of interest expense.  As of December 31, 2011, the outstanding principal on the Secured Notes was $500,000 and the accrued and unpaid interest was $10,849, which is included as a component of accrued expense.

11.           Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(755,325)	34%	$(738,108)	34%
Effect of state taxes, net of federal benefit	(66,646)	3	(65,127)	3
Change in valuation allowance	820,244	(37)	788,557	(36)
Other	1,727	--	14,678	(1)
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are shown below.  In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of December 31, 2011 and 2010, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.  The valuation allowance increased $820,244 during the fiscal year ended December 31, 2011, attributable primarily to Company’s continuing operating losses for the fiscal year ended December 31, 2011 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended December 31,
	2011	2010
Net operating loss	$5,424,272	$4,858,795
Depreciation and amortization	37,263	--
Stock based compensation	217,503	--
Total gross deferred tax assets	5,679,038	4,858,795
Valuation allowance	(5,679,038)	(4,858,795)
Net deferred tax assets	$--	$--

As of December 31, 2011, the Company had federal and state operating losses of approximately $14,542,000.  Both the federal and state operating losses begin to expire in the years 2021 through 2031.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar state provisions.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred.  The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

The Company’s 2008, 2009 and 2010 federal and state income tax returns are open for examination by the applicable governmental authorities.

12.	Stockholders’ Deficiency

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

On January 26, 2011, the Company agreed to amend a consulting agreement with an unaffiliated third party for investor relations services, originally dated November 18, 2010.  This agreement was further amended on June 1, 2011.  On September 23, 2011, the Company issued 300,000 shares of common stock in connection with the amended consulting agreement.  The total expense associated with the issuance of these shares was $24,000, representing the fair market value of the shares on the date of issuance, which amount was expensed during the year ended December 31, 2011.  The Company terminated the amended consulting agreement as of September 30, 2011.

On June 13, 2011, the Company issued 50,000 shares of the Company’s common stock to an employee as compensation.  The total expense associated with the issuance of these shares was $4,000, representing the fair market value on the date the issuance was authorized by the Company (April 15, 2011).  This amount was expensed during the year ended December 31, 2011.

On June 13, 2011, the Company issued 231,650 shares of the Company’s common stock as settlement of $18,532 in outstanding amounts owed for services rendered to the Company by an unaffiliated third party.  The quoted market price of the Company’s common stock on the date the issuance was authorized (April 15, 2011) was $0.08 per share.

On September 23, 2011, the Company issued a total of 40,500 shares of the Company’s common stock to certain employees as compensation.  The total expense associated with the issuance of these shares was $3,240, representing the fair market value on the date of the issuances, which amount was expensed during the year ended December 31, 2011.

On October 5, 2011, the Company sold to an accredited investor, in a private placement, common stock units that in aggregate consisted of 375,000 shares of the Company’s common stock and a warrant to purchase 187,500 shares of the Company’s common stock, for an aggregate purchase price of $30,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.  The Company incurred $3,000 of fees related to this transaction.

On October 27, 2011, the Company sold to a member of the Company’s board of directors, in a private placement, common stock units that in aggregate consisted of 937,500 shares of the Company’s common stock and a warrant to purchase 468,750 shares of the Company’s common stock, for an aggregate purchase price of $75,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.

Stock Options

Stock Option and Stock Compensation Plans

The Company currently has two stock option/stock compensation plans in place:  the 2002 Stock Option Plan and the 2010 Stock Incentive Plan (collectively, the “Equity Incentive Plans”).  The Equity Incentive Plans are maintained to allow the Company to compensate employees, directors and consultants and other persons providing bona-fide services to the Company or to compensate officers, directors and employees through the award of shares of the Company’s common stock and securities exercisable for shares of the Company’s common stock.

The 2002 Stock Option Plan was approved by the stockholders in July of 2002.  The Company has reserved for issuance an aggregate of 2,000,000 shares of common stock under the 2002 Stock Option Plan.  As of December 31, 2011, 25,000 shares of the Company’s common stock had been issued under the 2002 Stock Option Plan and up to 1,975,000 additional shares of the Company’s common stock can be awarded under the 2002 Stock Option Plan.

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company has reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  The 2010 Stock Incentive Plan provides for awards in the form of common stock, incentive stock options, non-qualified stock options and restricted common stock to employees, board members, and service providers. As of December 31, 2011, options to purchase 300,000 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan, 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan and up to 9,609,500 additional shares of the Company’s common stock can be awarded under the 2010 Stock Incentive Plan.

Common stock grants and stock option awards under the Equity Incentive Plans were issued or granted at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company's common stock on the date of grant.  Stock options granted and outstanding to date consist of non-qualified options that are fully vested and have a term of three years from the date of grant.

Stock Option Activity

On April 15, 2011, the board of directors approved the grant of options to purchase a total of 300,000 shares of the Company’s common stock to a third-party service provider as payment for services rendered to the Company.  The options are exercisable at $0.08 per share for a term of three years.  The options vested upon issuance.  The fair value of the options on the date of grant as calculated using the Black-Scholes model was $11,090, using the following weighted average assumptions:  exercise price of $0.08 per share; common stock price of $0.08 per share; volatility of 121%; term of three years; dividend yield of 0%; interest rate of 1.27%; and risk of forfeiture of 35%.  This amount was recognized in full as an expense during the year ended December 31, 2011.

A summary of stock option transactions for employees, directors and service providers under the Equity Incentive Plans during the years ended December 31, 2011 and 2010 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,075,000	$0.12	$164,500
Granted during the period	--	--
Exercised during the period	(25,000)	0.11
Terminated during the period	--	--
Outstanding at December 31, 2010	1,050,000	$0.12	$34,475
Granted during the period	300,000	0.08
Exercised during the period	--	--
Terminated during the period	(1,050,000)	$0.12
Outstanding at December 31, 2011	300,000	$0.08	$--
Exercisable at December 31, 2011	300,000	$0.08	$--
Exercisable at December 31, 2010	1,050,000	$0.12	$34,475

Information with respect to outstanding options and options exercisable as of December 31, 2011 that were granted to employees, directors and service providers is as follows:

Options outstanding	300,000
Options exercisable	300,000
Weighted average per share exercise price	$0.08
Weighted average remaining contractual life	2.3 years

Warrants to Purchase Common Stock

On January 26, 2011, the board of directors approved the issuance of warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share and warrants to purchase 500,000 shares of the Company’s common stock at $0.25 per share, all expiring December 31, 2011.  These warrants were issued in connection with the renewal of an independent sales representative agreement with a stockholder of the Company.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $98,814, using the following weighted average assumptions:  exercise price of $0.10-$0.25 per share; common stock price of $0.13 per share; volatility of 69%; term of 0.92 years; dividend yield of 0%; and interest rate of 0.27%.  This amount is being expensed pro-rata over the one-year term of the warrants.  For the year ended December 31, 2011, the Company recognized $90,581 in expense related to this warrant issuance.

On April 21, 2011, the Company issued warrants to purchase a total of 4,606,061 shares of the Company’s common stock to certain directors as follows: David R. LaVance – 1,818,182 shares; Raymond C. Kubacki – 1,818,182 shares; and Valgene L. Dunham – 969,967 shares.  The warrants were issued as partial consideration for service in 2011 as members of the Company’s board of directors and related committees.  These warrants are exercisable at $0.07 per share for a term of ten years.  The warrants vested upon issuance.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model is $202,078, using the following weighted average assumptions:  exercise price of $0.07 per share; common stock price of $0.07 per share; volatility of 130%; term of ten years; dividend yield of 0%; interest rate of 2.14%; and risk of forfeiture of 35%.  For the year ended December 31, 2011, the Company recognized $202,078 in expense related to this warrant issuance.

On May 23, 2011, the Company issued warrants to purchase a total of 6,200,000 shares of the Company’s common stock in lieu of cash compensation to the Company’s new executive management team.  David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, was issued a warrant to purchase 3,100,000 shares of the Company’s common stock and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, was issued a warrant to purchase 3,100,000 shares of the Company’s common stock.  These warrants are exercisable at $0.09 per share for a term of ten years.  Each warrant vests or vested as follows:  1,550,000 of the shares subject to the warrant became eligible for purchase on May 23, 2011, an additional 86,111 of the shares subject to the warrant shall become eligible for purchase on and after the first day of each month for a period of seventeen months commencing June 1, 2011, and 86,113 of the shares subject to the warrant shall become eligible for purchase on November 1, 2012.  In the event of a change of control of the Company (as defined in the warrants), the warrants become fully vested.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model is $349,520, using the following weighted average assumptions:  exercise price of $0.09 per share; common stock price of $0.09 per share; volatility of 130%; term of ten years; dividend yield of 0%; interest rate of 1.83%; and risk of forfeiture of 35%.  This amount is being recognized as an expense over the eighteen-month vesting period of the warrants.  For the year ended December 31, 2011, the Company recognized $242,723 in expense related to these warrants.

On December 6, 2011, the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock to TrueLogix, LLC and certain of its principals (collectively, “TrueLogix”) pursuant to the Sales Management Services Agreement (the “Sales Management Agreement”) entered into by the parties whereby the Company engaged TrueLogix to perform certain duties associated with the sale of the Company’s Solutions.  The shares of common stock underlying the warrants vest, in aggregate, as follows:  600,000 shares will vest on the last day of each month for a twelve-month period commencing January 31, 2012; 600,000 shares will vest upon the Company receiving at least $7,000,000 of cumulative net sales of Solutions generated by the independent sales representatives managed by TrueLogix; and 800,000 shares will vest upon the Company receiving at least $12,000,000 of cumulative net sales of Solutions generated by the independent sales representatives managed by TrueLogix.  The warrants have a three-year term and are exercisable at $0.20 per share.  In the event a principal of TrueLogix ceases to maintain his principal role, his warrant will cease vesting.  In addition, in the event TrueLogix fails to comply with the Sales Management Agreement, and as a result the Sales Management Agreement is terminated, all of the warrants will cease vesting.    The warrants also contain other standard provisions.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $51,390, using the following weighted average assumptions:  exercise price of $0.20 per share; common stock price of $0.08 per share; volatility of 110%; term of three years; dividend yield of 0%; interest rate of 0.41%; and risk of forfeiture of 35%.  This amount is being recognized as an expense on a pro-rata basis over the 36-month term of the warrants.  For the year ended December 31, 2011, the Company recognized $1,428 in expense related to these warrants.

A summary of warrant transactions during the fiscal years ended December 31, 2011 and 2010 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at December 31, 2009	17,379,582	$0.12	$2,606,937
Issued during the period	4,180,000	$0.36
Exercised during the period	(5,020,000)	$0.10
Terminated during the period	(2,650,000)	$0.12
Outstanding at December 31, 2010	13,889,582	$0.21	$1,848,875
Issued during the period	28,784,248	$0.20
Exercised during the period	(120,000)	--
Terminated during the period	(9,172,082)	--
Outstanding at December 31, 2011	33,381,748	$0.19	$46,061
Exercisable at December 31, 2011	29,487,302	$0.19	$46,061
Exercisable at December 31, 2010	13,889,582	$0.21	$1,848,875

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants issued may vest over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at December 31, 2011 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$ 0.07 - 0.10	15,056,061	3.9	$0.09	13,161,615	$0.09	3.8
$ 0.20 - 0.35	15,693,187	2.5	$0.23	13,693,187	$0.24	1.2
$ 0.40 & 0.50	2,632,500	2.0	$0.50	2,632,500	$0.50	2.1
	33,381,748	3.1	$0.19	29,487,302	$0.19	3.3

A summary of the non-vested shares subject to warrants as of December 31, 2011 and 2010 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2009	--	--
Issued during the period	4,180,000	$0.27
Vested during the period	(4,180,000)	$0.27
Terminated during the period	--	--
Non-vested at December 31, 2010	--	--
Issued during the period	28,784,248	$0.09
Vested during the period	(24,889,802)	$0.09
Terminated during the period	--	--
Non-vested at December 31, 2011	3,894,446	$0.08

As of December 31, 2011, there was $156,760 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of eighteen months.

13.	License, Distribution and Sales Management Agreements

Benchmark License Agreement

On June 20, 2007, the Company entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with Benchmark Energy Products, L.P. (“Benchmark”).  Pursuant to the License Agreement, the Company granted Benchmark the exclusive, worldwide right, license, and authority to market, manufacture, sell and distribute EcaFlo® fluids and solutions for use in oilfield applications.  The License Agreement provides Benchmark with specified pricing for the purchase of the Company’s EcaFlo® equipment and related parts.  Benchmark is required to pay a per-gallon technology fee for EcaFlo® fluids sold by Benchmark during the term of the License Agreement.  The initial term of the License Agreement is for a five-year period ending on June 30, 2012, subject to certain notice provisions.  See Note 14 – Related Party Transactions.

On December 1, 2011, the Company and Benchmark entered into an Amendment to the Exclusive License and Distribution Agreement (the “License Agreement Amendment”).  Pursuant to the License Agreement Amendment, the Company is permitted to offer, sell and supply EcaFlo® solutions for use in oilfield applications, excluding customers that are oil service companies, subject to certain restrictions and methods as described in the License Agreement Amendment.

On December 29, 2011, the Company provided Benchmark with written notice, as required by the License Agreement, as amended, whereby the Company informed Benchmark of its decision not to renew the License Agreement, as amended, upon the expiration of the current term on June 30, 2012.

For the year ended December 31, 2011, the Company recognized $13,671 related to parts and service pursuant to the License Agreement.   For the year ended December 31, 2010, the Company recognized $549,953 related to equipment, parts and service and $49,366 related to technology fees pursuant the License Agreement.

TrueLogix Sales Management Agreement

On December 6, 2011, the Company and TrueLogix entered into a Sales Management Agreement whereby the Company engaged TrueLogix to perform certain duties associated with the sale of the Company’s Solutions.  The initial term of the Sales Management Agreement is for a three-year period commencing on the date of the Sales Management Agreement.

Pursuant to the Sales Management Agreement, TrueLogix is required to: (a) identify and assist in the contracting of independent sales representatives to sell the Solutions (the “TrueLogix ISRs”); (b) manage and serve as the principal point of contact for the TrueLogix ISRs, including organizing and attending regional and national sales meetings for the TrueLogix ISRs; (c) train, support and coordinate sales activities of the TrueLogix ISRs; (d) act as contact point for all customers of the Company for business generated by the TrueLogix ISRs; (e) assist the Company in gathering customer, competitive and commercial data from the marketplace; (f) assist the Company in determining the appropriate sales pricing methodologies and the content of the collateral sales materials and other supporting documentation; (g) provide monthly sales reports and forecasts related to Solution sales; and (h) perform any other activities requested by the Company that are reasonably associated with the duties of managing the TrueLogix ISRs.  During the term of the Sales Management Agreement and for a period of one year following the termination of the Sales Management Agreement, TrueLogix and its affiliates and employees are prohibited from providing sales management services to any party for any hypochlorous acid based antimicrobial disinfectant and/or cleaner, unless otherwise specifically allowed by the Sales Management Agreement.

The Sales Management Agreement automatically renews for additional terms of one year unless terminated by either party upon the delivery of written notice to the other party no later than ninety days prior to the end of the applicable term.  The Company may terminate the Sales Management Agreement upon thirty days prior written notice to TrueLogix in the event the TrueLogix ISRs, in the aggregate, fail to sell the Solutions at pre-determined levels for two consecutive quarters and for certain other events affecting TrueLogix.

The Company is required to pay TrueLogix a monthly service fee that is contingent upon the amount of commissionable sales generated during a given month, as defined in the Sales Management Agreement.  In addition, the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock to TrueLogix and certain of its principals (see Note 12).

14.	Related Party Transactions

E. Wayne Kinsey, III, a director of the Company, was the President and Chief Executive Officer of Benchmark during the years ended December 31, 2011 and 2010.  Mr. Kinsey was also the majority shareholder of Benchmark until June 2011 when Benchmark was sold to a third party.  As a result of this transaction, Mr. Kinsey no longer is the controlling shareholder of Benchmark.  During February 2012, Mr. Kinsey resigned as President and Chief Executive Officer of Benchmark.  See Note 9 – Convertible Debentures:  Kinsey Convertible Debenture; Note 10 – Convertible Promissory Notes and Note 13 – License, Distribution and Sales Management Agreements:  Benchmark License Agreement.

David N. Harry, a director of the Company, was the Executive Vice President and Chief Technical Officer of Benchmark during the years ended December 31, 2011 and 2010 and currently remains in that position.  See Note 13 – License, Distribution and Sales Management Agreements:  Benchmark License Agreement.

On October 27, 2011, the Company sold, in a private placement, common stock units in aggregate consisting of 937,500 shares of the Company’s common stock and a warrant to purchase 468,750 shares of the Company’s common stock to Raymond C. Kubacki, a director of the Company.  The aggregate purchase price of for these common stock units was $75,000, or $0.08 per share.  See Note 12 – Stockholders’ Deficit:  Common Stock.

15.	Commitments and Contingencies

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.   The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  Future lease amounts are $71,291 per year for 2012 and 2013.

Litigation with Former Chief Executive Officer

On September 23, 2011, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina (the “South Carolina Court”), by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleges breach of contract and fraudulent inducement by the Company against him with regards to his employment contract and the termination of his employment.  Mr. Prince claims that he is owed additional compensation under his terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On December 28, 2011, the Company filed a motion to dismiss in the South Carolina Court to remove this civil complaint from the South Carolina Court due to the binding arbitration clause contained in Mr. Prince’s employment contract.  This motion is pending.

On February 10, 2012, Mr. Prince filed a motion to amend his complaint in the South Carolina Court.  The amended complaint included additional causes of action for civil conspiracy, tortious interference and unfair trade practices.  This motion was granted by the South Carolina Court on March 19, 2012.

The Company does not believe there is any merit to Mr. Prince’s allegations and will vigorously defend this action.  In addition, the Company is reviewing the actions, if any, it will institute against Mr. Prince relating to his conduct while an executive officer and director of the Company.

Litgation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the United States District Court for the Western District of Washington by Crystal Enterprises, Inc.  (“Crystal”).  In its complaint, Crystal alleges interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact.  Crystal’s allegations center on discussions between the Company, Crystal, Pendred, Inc. (an affiliate of Crystal’s) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of the Company’s Solutions.  Crystal is seeking monetary damages as well as attorney fees.

The Company does not believe there is any merit to Crystal’s allegations and will vigorously defend this action.

Employment Agreements with Former Executive Officers

Effective April 1, 2007, the Company amended the employment agreements, originally dated January 3, 2005, with each of William E. Prince, the former President and Chief Executive Officer of the Company, and Marion C. Sofield, the former Executive Vice President of Operations and Secretary of the Company.  These amended agreements required the Company to pay annual compensation to Mr. Prince and Ms. Sofield in the amount of $130,000 and $110,000, respectively, through March 30, 2012.  On June 16, 2011, the employment of each of Mr. Prince and Ms. Sofield was terminated.  The Company does not have any further liability under either of these agreements.  See Litigation with Former Executive Officer.

16.	Subsequent Events

Sale of Common Stock Units

On January 24, 2012, the Company sold, to an institutional investor, common stock units that in aggregate consisted of 8,750,000 shares of the Company’s common stock and a warrant to purchase 8,750,000 shares of the Company’s common stock, for an aggregate purchase price of $700,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.10 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.  The Company incurred offering costs of $70,000 in connection with this transaction.

On February 2, 2012, the Company sold, to an institutional investor, common stock units that in aggregate consisted of 3,125,000 shares of the Company’s common stock and a warrant to purchase 1,562,500 shares of the Company’s common stock, for an aggregate purchase price of $250,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.07 per share.  The Company incurred offering costs of $17,500 in connection with this transaction.

On February 28, 2012, the Company sold, to an individual accredited investor, common stock units that in aggregate consisted of 375,000 shares of the Company’s common stock and a warrant to purchase 187,500 shares of the Company’s common stock, for an aggregate purchase price of $30,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.  The Company incurred offering costs of $2,100 in connection with this transaction.

Options Granted to Executive Officers

On March 27, 2012, the Company granted incentive stock options to purchase an aggregate of 5,000,000 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the Company’s executive officers as follows:  David R. LaVance – 3,000,000 shares and Thomas S. Gifford – 2,000,000 shares.  The shares of common stock underlying the options are exercisable and vest, in aggregate, as follows:  833,333 shares vest on December 31, 2012, 833,333 shares vest on December 31, 2013 and 833,334 vest on December 31, 2014 and are exercisable at $0.10, $0.20 and $0.30, respectively; 833,333 shares vest upon the Company attaining breakeven operating results, as defined in the option agreement, for a period of four consecutive months or two consecutive quarters during the year ending December 31, 2012 and are exercisable at $0.10 per share; 833,333 shares vest upon the Company achieving at least $5,000,000 of revenues for the twelve month period ending December 31, 2013 and are exercisable at $0.20 per share; and 833,334 shares vest upon the Company achieving at least $10,000,000 of revenues for the twelve month period ending December 31, 2014 and are exercisable at $0.30 per share.  The options have a ten year term and in the event of a change in control of the Company, as defined in the 2010 Stock Incentive Plan, the options become fully vested.  The fair value of the options on the date of grant as calculated using the Black-Scholes model was $161,625, using the following weighted average assumptions:  exercise price of $0.20 per share; common stock price of $0.05 per share; volatility of 187%; term of ten years; dividend yield of 0%; interest rate of 2.29%; and risk of forfeiture of 35%.

Options Granted to Directors

On March 27, 2012, the Company granted non-qualified stock options to purchase an aggregate of 1,346,920 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the non-executive members of the Company’s board of directors as follows:  Raymond C. Kubacki – 541,860 shares; David N. Harry – 309,640 shares; Valgene L. Dunham – 340,600 shares; and E. Wayne Kinsey, III – 154,820 shares.  The options were granted as partial consideration for each person’s continuing service in 2012 as a member of the Company’s board of directors and related committees.  Each of the options has a five year term and is exercisable at $0.10 per share.  The shares of common stock underlying the options, in aggregate, vest as follows:  673,460 shares vest on December 31, 2012 and 673,460 shares vest on December 31, 2013.  The fair value of the options on the date of grant as calculated using the Black-Scholes model was $37,530, using the following weighted average assumptions:  exercise price of $0.10 per share; common stock price of $0.05 per share; volatility of 145%; term of five years; dividend yield of 0%; interest rate of 1.13%; and risk of forfeiture of 35%.

Common Stock Issued to Directors

On March 27, 2012, the Company issued an aggregate of 360,000 shares of the Company’s common stock as settlement of $36,000 of director fees due certain members of the Company’s board of directors for services rendered in 2011.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company was $0.05.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1
Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3(i)(h) to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2008).

3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.1
Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2
10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3
Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett Opportunity Fund, Ltd. (“Zanett”) dated August 19, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.4
First Amendment dated November 20, 2009 to Secured Promissory Note in the principal amount of $590,000 issued by the Company to Zanett dated August 19, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.5
Form of Convertible Debenture Purchase Agreement and 8% Convertible Debenture issued by the Company to each of Green Energy Metals Fund, LP (principal amount of $50,000) dated April 12, 2010; Odysseus Fund, LP (principal amount of $50,000) dated April 12, 2010 and David G. Snow (principal amount of $50,000) dated April 12, 2010 (incorporated by reference to Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.6
Promissory Note Agreement between the Company and RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.7
Security Agreement between the Company and RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

Exhibit No.	Description
4.8
Interest Only Six Month Term Note with Balloon Payment in the principal amount of $250,000 issued by the Company to RHI Family Trust dated April 12, 2010 (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.9
10% Convertible Note in the principal amount of $167,339 issued to Gemini Master Fund, Ltd. (“Gemini”) dated September 10, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.10
Exchange Agreement between the Company and Gemini dated September 10, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.11
Loan Agreement between the Company and Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.i to the Company’s current report on Form 8-K that was filed with the SEC on January 24, 2011).

4.12
Promissory Note in the principal amount of $200,000 issued to Zanett dated January 5, 2011 (incorporated by reference to Exhibit 99.ii to the Company’s current report on Form 8-K that was filed with the SEC on January 24, 2011).

4.13
First Amendment dated April 5, 2011 to Loan Agreement and Promissory Note in the principal amount of $200,000 issued by the Company to Zanett dated January 5, 2011 (incorporated by reference to Exhibit 4.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.14
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to E. Wayne Kinsey, III (“Kinsey”) dated July 7, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on July 13, 2011).

4.15
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to Zanett dated July 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s current report Form 8-K that was filed with the SEC on July 13, 2011).

4.16
Note Purchase Agreement, dated September 23, 2011, among the Company, Kinsey and Zanett (incorporated by reference to Exhibit 10.1 to the Company’s current report Form 8-K that was filed with the SEC on October 3, 2011).

4.17
Form of 8% Convertible Secured Promissory Note issued by the Company to each of Kinsey ($400,000) and Zanett ($100,000) on September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s current report Form 8-K that was filed with the SEC on October 3, 2011).

Exhibit No.	Description
4.18
Security Agreement, dated September 23, 2011, between the Company and Kinsey, as agent for the Secured Note holders.  Upon the request of the SEC, the Company agrees to furnish copies of each of the following schedules and exhibits:  Schedule I – Capital Securities; Schedule II – Grantors; Schedule III – Patents; Schedule IV – Trademarks; Schedule V – Copyrights; Exhibit A – Form of Patent Security Agreement; Exhibit B – Form of Trademark Security Agreement; Exhibit C – Form of Copyright Security Agreement; Annex I – Form of Supplement to Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report Form 8-K that was filed with the SEC on October 3, 2011).

10.1
Stock Acquisition Agreement between the Company and Benchmark Performance Group, Inc. (“Benchmark”) dated June 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K that was filed with the SEC on August 21, 2007).

10.2
Exclusive License and Distribution Agreement between I.E.T., Inc. and Benchmark Energy Products, L.P. dated June 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K that was filed with the SEC on August 21, 2007).

10.3	Amendment to the Exclusive License and Distribution Agreement between I.E.T., Inc. and Benchmark Energy Products, L.P. dated December 1, 2011 (filed herewith).
10.4	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (filed herewith).
10.5
2002 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6
2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.7
Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated November 20, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.8
Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.9
Addendum dated May 19, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

Exhibit No.	Description
10.10
Addendum dated September 1, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.11
Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated February 1, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.12
Corporate Services Agreement between the Company and Catalyst Financial Resources LLC dated February 23, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.13*
Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.14*
Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.15
Sales Management Services Agreement, dated as of December 6, 2011, by and between I.E.T., Inc. and TrueLogix, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on December 6, 2011).

10.16	Warrant, dated October 27, 2011, issued by the Company to Raymond C. Kubacki for the purchase of 468,750 shares of the Company’s common stock (filed herewith).
21.1	Subsidiaries of the Registrant.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
*	Constitutes a management contract