Form 10-Q
period 2012-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2012-05-15
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 135,355,165 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any of the forward-looking statements.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  The registrant is under no duty to update any of the forward-looking statements contained herein after the date this quarterly report on Form 10-Q is submitted to the Securities and Exchange Commission (the “SEC”).

PART I – FINANCIAL INFORMATION

Item 1.                   Financial Statements

The consolidated balance sheet as of March 31, 2012 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary IET, Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  Certain reclassifications have been made to prior periods to conform to current presentations.

It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations as of and for the three-month period ended March 31, 2012.

 The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$625,063	$145,993
Accounts receivable	15,258	7,872
Prepaid expenses	23,312	10,927
Lease receivable	14,076	14,296
Inventory	209,578	219,209
Note receivable	14,489	16,364
Other receivable	12,081	12,081

Total current assets	913,857	426,742

Property and equipment, net	210,937	239,605

Lease receivable, long-term	16,572	19,700
Note receivable, long-term	9,153	10,848

Total assets	$1,150,519	$696,895

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$123,957	$229,086
Accrued expenses	227,905	166,136
Customer deposits	37,374	41,529
Convertible debentures	25,000	25,000

Total current liabilities	414,236	461,751

Convertible debentures	526,125	526,125
Convertible promissory notes	500,000	500,000

Total liabilities	1,440,361	1,487,876
Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 200,000,000 shares authorized; 135,355,165 and 122,735,165 shares issued and outstanding, respectively	135,355	122,735
Additional paid-in capital	15,767,475	14,810,185
Accumulated deficit	(16,192,672)	(15,723,901)
Total stockholders' deficiency	(289,842)	(790,981)

Total liabilities and stockholders' deficiency	$1,150,519	$696,895

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Sales	$24,258	$27,510
Leasing and Licensing Fees	21,541	12,000
	45,799	39,510
Cost of sales	6,602	19,814

Gross profit	39,197	19,696

Operating expenses:
General and administrative expense	298,205	329,931
Sales and marketing expense	126,228	122,714
Research and development expense	62,465	74,689
	486,898	527,334

Loss from operations	(447,701)	(507,638)

Other income (expense):
Interest income	838	--
Finance fees	--	(9,310)
Interest expense	(21,908)	(27,475)
Total other income (expense)	(21,070)	(36,785)

Net loss	$(468,771)	$(544,423)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	131,306,319	111,353,308

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(468,771)	$(544,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,668	2,719
Stock-based compensation expense	43,510	51,565
Accretion of interest on convertible notes	--	9,682
Changes in operating assets and liabilities:
Accounts receivable	(7,386)	2,297
Lease receivable	3,348	1,143
Note receivable	3,570	--
Inventory	9,631	(24,238)
Prepaid expenses	(12,385)	3,632
Accounts payable	(69,129)	(4,725)
Accrued expenses	61,769	3,810
Customer deposits	(4,155)	--
Net cash used in operating activities	(411,330)	(498,538)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	890,400	607,500
Proceeds from issuance of note payable	--	200,000
Net cash provided by financing activities	890,400	807,500
Increase in cash	479,070	308,962
Cash - beginning of period	145,993	65,660
Cash - end of period	$625,063	$374,622
Supplemental disclosure of cash flow information:
Cash paid for interest	$448	$17,286
Cash paid for income taxes	$4,687	$--
Non-cash operating activity:
Issuance of 360,000 shares of common stock as payment of director fees	$36,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.           Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations and an accumulated deficit of $16,192,672 as of March 31, 2012.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings with equity and/or debt investors in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not anticipate establishing any lending relationships with commercial banks in the foreseeable future due to its limited operations and assets.  The Company continues to execute on its strategy of selling anolyte and catholyte solutions and leasing its EcaFlo® equipment to fund its operations and is focused on obtaining additional capital through the private placement of its securities.  The Company is pursuing potential equity and/or debt investors and, from time to time, has engaged placement agents to assist it in this initiative.  While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

2.           Inventory

As of March 31, 2012 and December 31, 2011, inventory consisted of the following:

	March 31, 2012	December 31, 2011
Parts and materials	$123,417	$133,048
Finished goods	86,161	86,161
	$209,578	$219,209

3.           Lease Receivable

The Company has entered into a lease arrangement with a customer with respect to certain EcaFlo® equipment which the Company has recorded as a sales-type lease.  As of March 31, 2012 and December 31, 2011, the Company’s lease receivable consisted of the following:

	March 31, 2012	December 31, 2011
Future minimum lease payments receivable	$100,000	$112,000
Unearned revenue	(69,352)	(78,004)
Lease receivable	$30,648	$33,996
Current portion of lease receivable	$14,076	$14,296
Long-term portion of lease receivable	$16,572	$19,700

As of March 31, 2012, the future minimum lease payments receivable under this lease arrangement are to be received as follows:  $36,000 during the remainder of fiscal 2012; $48,000 in fiscal 2013; and $16,000 in fiscal 2014.  During the three months ended March 31, 2012, the Company recognized $658 of interest income related to this lease arrangement.

4.           Note Receivable

The Company has a note receivable with a customer relating to the sale of certain EcaFlo® equipment.  The note payments are $1,250 per month over a 34-month term which commenced on January 15, 2011.  The Company imputed interest on this note receivable at a rate of 3% per annum.  During the three months ended March 31, 2012, the Company recognized $180 of interest income related to this note receivable.  As of March 31, 2012 and December 31, 2011, the current portion of the note receivable was $14,489 and $16,364, respectively, and the long-term portion was $9,153 and $10,848, respectively.

5.           Property and Equipment

As of March 31, 2012 and December 31, 2011, property and equipment, on a net basis, consisted of the following:

	March 31, 2011	December 31, 2011
Leasehold improvements	$328,977	$328,977
Equipment	41,240	41,240
	370,217	370,217
Less: Accumulated depreciation	(159,280)	(130,612)
	$210,937	$239,605

6.           Accrued Expenses

As of March 31, 2012 and December 31, 2011, accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accrued compensation	$149,287	$128,415
Accrued interest	57,463	36,103
Accrued other expenses	21,155	1,618
	$227,905	$166,136

7.           Customer Deposits

On March 29, 2011, the Company issued a credit in the amount of $36,109 to a consultant to be used to purchase the Company’s products.  This credit was issued as payment to the consultant for consulting services rendered to the Company.  The Company has recorded this amount as a customer deposit.

As of March 31, 2012 and December 31, 2011, the Company received $1,265 and $5,420, respectively, of lease payments related to subsequent periods.  The Company has recorded these amounts as customer deposits.

8.           Convertible Debentures

April 2007 Convertible Debenture

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The convertible debenture currently accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  The Company is in default on this convertible debenture and is attempting to restructure the convertible debenture with the holder.

During the three months ended March 31, 2012, the Company recorded a total of $748 of interest expense related to this convertible debenture.  As of March 31, 2012 and December 31, 2011, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $5,190 and $4,442, respectively, which amounts are included as a component of accrued expenses.

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

For the three months ended March 31, 2012, the Company recorded $3,033 of interest expense related to the Kinsey Debenture.  As of March 31, 2012 and December 31, 2011, the outstanding principal on the Kinsey Debenture was $150,000 and the accrued and unpaid interest on the Kinsey Debenture was $8,967 and $5,933, respectively, which amounts are included as a component of accrued expenses.

Zanett Convertible Debenture

On July 7, 2011, in a private placement, the Company issued to the Zanett Opportunity Fund, Ltd. (“Zanett”) an 8% convertible debenture in the amount of $376,125 (the “Zanett Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000 and refinanced $200,000 of principal, $11,375 of interest and $14,750 of fees related to a $200,000 promissory note issued to Zanett on January 5, 2011.  As a result of the issuance of the Zanett Debenture, the promissory note issued to Zanett on January 5, 2011 was cancelled.

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

For the three months ended March 31, 2012, the Company recorded $7,606 of interest expense related to the Zanett Debenture.  As of March 31, 2012 and December 31, 2011, the outstanding principal on the Zanett Debenture was $376,125 and the accrued and unpaid interest was $22,484 and $14,878, respectively, which amounts are included as a component of accrued expenses.

9.           Convertible Promissory Notes

On September 23, 2011 the Company, E. Wayne Kinsey, III and Zanett entered into a note purchase agreement, pursuant to which Mr. Kinsey and Zanett each purchased an 8% convertible secured promissory note from the Company in the principal amount of $400,000 and $100,000, respectively (each a “Secured Note,” and together, the “Secured Notes”).  The Company received gross proceeds of $500,000 in connection with this private placement of the Secured Notes.

Each of the Secured Notes is secured by all of the assets of the Company, including intangible assets such as intellectual property and trademarks, as detailed in a Security Agreement dated September 23, 2011 between the Company and Mr. Kinsey, as agent for the holders of the Secured Notes.  Each of the Secured Notes has a three-year term maturing on September 23, 2014 and bears interest at a rate of 8% per annum.  Interest is payable in quarterly installments, beginning on October 1, 2011.  Until the first anniversary of the Secured Notes, interest may be paid in cash or in shares of the Company’s common stock at the option of the Company and, thereafter, may be paid in cash or shares of the Company’s common stock at the option of the holder.  If the Company or the holder elects for the interest to be paid in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Secured Notes.

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

The occurrence of any of the following events (as well as the occurrence of certain other standard events of default) also constitute a default under the Secured Notes, in which case the entire principal amount thereof and all accrued and unpaid interest will become due and payable, at the option of the holder, if the default remains uncured for a period of 30 days after the Company receives written notice of the default from the holder: (a) Mr. Kinsey ceases to be a member of the Company’s board of directors for any reason other than his death, disability or voluntary resignation; or (b) either David R. LaVance, the Company’s President and Chief Executive Officer, or Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, ceases serving in their respective executive management roles with the Company and is no longer involved in the active management of the Company.

In addition, under the Secured Notes, the Company would have been in default if: (a) the Company failed to raise $750,000 of additional capital through the sale of equity or qualified subordinate debt (as such term is defined in the Secured Notes) by December 31, 2011; or (b) the Company failed to raise $1,000,000 of additional capital through the sale of equity or qualified subordinate debt by March 31, 2012.  However, both of these financing requirements were achieved by the Company and, accordingly, these events of default are no longer in effect.

In connection with the execution of the note purchase agreement and the issuance of the Secured Notes, the Company provided certain registration rights to the holders of the Secured Notes.  In the event that the Company proposes to register shares of its common stock under the Securities Act, under certain circumstances, Mr. Kinsey and Zanett will be allowed to include in such registration shares of the Company’s common stock held by them.  The Company has determined that the value attributable to these registration rights is de minimis.

An aggregate of 5,000,000 shares of the Company’s common stock can be issued pursuant to the Secured Notes at the current conversion price of $0.10 per share.  For the three months ended March 31, 2012, the Company recorded a total of $9,973 of interest expense.  As of March 31, 2012 and December 31, 2011, the outstanding principal on the Secured Notes was $500,000 and the accrued and unpaid interest was $20,823 and $10,849, respectively, which amounts are included as a component of accrued expense.

10.           Stockholders’ Deficiency

Common Stock

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

On March 27, 2012, the Company issued 10,000 shares of the Company’s common stock as payment for services rendered to the Company by an unaffiliated third party.  The total expense associated with the issuance of these shares was $800, representing the fair market value of the shares based on the quoted market price of the Company’s common stock on the date the issuance was authorized ($0.08 per share on March 2, 2012).

On March 27, 2012, the Company issued an aggregate of 360,000 shares of the Company’s common stock to certain of its directors as payment of $36,000 of director fees due for services rendered in fiscal 2011.  The aggregate fair market value of these shares, based on the quoted market price of the Company’s common stock on the date of issuance ($0.05 per share), was $18,000.  The Company recorded the difference between the total payment owed ($36,000) and the fair market value of the common stock issued ($18,000) as additional paid-in capital.

Stock Options

Stock Option Plans

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

The 2002 Stock Option Plan was approved by the stockholders in July of 2002.  The Company has reserved for issuance an aggregate of 2,000,000 shares of common stock under the 2002 Stock Option Plan.  As of March 31, 2012, 25,000 shares of the Company’s common stock had been issued under the 2002 Stock Option Plan and up to 1,975,000 additional shares of the Company’s common stock can be awarded under the 2002 Stock Option Plan.

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company has reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  The 2010 Stock Incentive Plan provides for awards in the form of common stock, incentive stock options, non-qualified stock options and restricted common stock to employees, board members, and service providers. As of March 31, 2012, options to purchase 6,646,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan, 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan and up to 3,262,580 additional shares of the Company’s common stock can be awarded under the 2010 Stock Incentive Plan.

Common stock grants and stock option awards under the Equity Incentive Plans were issued or granted at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company's common stock on the date of grant or issuance.  Stock options granted and outstanding to date consist of both incentive stock options and non-qualified options.

Stock Option Transactions

On March 27, 2012, the Company granted incentive stock options to purchase an aggregate of 5,000,000 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the Company’s executive officers as follows:  David R. LaVance, President and Chief Executive Officer – 3,000,000 shares, and Thomas S. Gifford, Executive Vice President and Chief Financial Officer – 2,000,000 shares.  The shares of common stock underlying the options vest, in aggregate, as follows:  833,333 shares vest on December 31, 2012, 833,333 shares vest on December 31, 2013 and 833,334 vest on December 31, 2014 and may be purchased at a per share exercise price of $0.10, $0.20 and $0.30, respectively; 833,333 shares vest upon the Company attaining breakeven operating results, as defined in the option agreement, for a period of four consecutive months or two consecutive quarters during the year ending December 31, 2012 and may be purchased at a per share exercise price of $0.10 per share; 833,333 shares vest upon the Company achieving at least $5,000,000 of revenues for the twelve-month period ending December 31, 2013 and may be purchased at a per share exercise price of $0.20 per share; and 833,334 shares vest upon the Company achieving at least $10,000,000 of revenues for the twelve-month period ending December 31, 2014 and may be purchased at a per share exercise price of $0.30 per share.  Each of the options has a ten-year term, and in the event of a change in control of the Company, as defined in the 2010 Stock Incentive Plan, the options become fully vested.  The aggregate fair value of the options on the date of grant not subject to performance measures that will be earned over the requisite service period, as calculated using the Black-Scholes model, was $80,812, using the following weighted average assumptions:  exercise price of $0.20 per share; common stock price of $0.05 per share; volatility of 187%; term of ten years; dividend yield of 0%; interest rate of 2.29%; and risk of forfeiture of 35%.  This amount is being expensed on a pro-rata basis over the requisite service period.

On March 27, 2012, the Company granted non-qualified stock options to purchase an aggregate of 1,346,920 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the non-executive members of the Company’s board of directors as follows:  Raymond C. Kubacki – 541,860 shares; David N. Harry – 309,640 shares; Valgene L. Dunham – 340,600 shares; and E. Wayne Kinsey, III – 154,820 shares.  The options were granted as partial consideration for each person’s continuing service in 2012 as a member of the Company’s board of directors and related committees.  Each of the options has a five-year term and is exercisable at $0.10 per share.  The shares of common stock underlying the options, in aggregate, vest as follows:  673,460 shares vest on December 31, 2012 and 673,460 shares vest on December 31, 2013.  The aggregate fair value of the options on the date of grant as calculated using the Black-Scholes model was $37,530, using the following weighted average assumptions:  exercise price of $0.10 per share; common stock price of $0.05 per share; volatility of 145%; term of five years; dividend yield of 0%; interest rate of 1.13%; and risk of forfeiture of 35%.  The fair value of the option grants is being expensed on a pro-rata basis over the requisite service period.

A summary of stock option transactions under the Equity Incentive Plans during the three months ended March 31, 2012 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	300,000	$0.08	$--
Granted during the period	6,346,920	0.10
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at March 31, 2012	6,646,920	$0.10	$--
Available for purchase at March 31, 2012	300,000	$0.08	$--
Available for purchase at December 31, 2011	300,000	$0.08	$--

Information with respect to outstanding options and options exercisable as of March 31, 2012 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	300,000	$0.08	2.0	300,000	$0.08	2.0
$0.10	6,346,920	$0.10	8.9	--	--	--
	6,646,920	$0.10	8.6	300,000	$0.08	2.0

A summary of the non-vested shares subject to options granted under the Equity Incentive Plans as of March 31, 2012 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2011	--	--
Granted during the period	6,346,920	$0.05
Vested during the period	--	--
Terminated during the period	--	--
Nonvested at March 31, 2012	6,346,920	$0.05

As of March 31, 2012, there was $198,089 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of thirty-one months.

Warrant to Purchase Common Stock

On March 2, 2012, the Company issued a warrant to purchase 175,000 shares of the Company’s common stock to a third-party service provider as partial consideration for services rendered to the Company in connection with a financing.  The warrant is exercisable at $0.20 per share and has a term of three years.  The warrant vested upon issuance.  The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $5,600, using the following weighted average assumptions:  exercise price of $0.20 per share; common stock price of $0.08 per share; volatility of 131%; term of three years; dividend yield of 0%; interest rate of 0.41%; and risk of forfeiture of 35%.

A summary of warrant transactions during the three months ended March 31, 2012 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	33,381,748	$0.18	$46,061
Issued during the period	10,675,000	$0.12
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at March 31, 2012	44,056,748	$0.17	--
Available for purchase at March 31, 2012	40,828,968	$0.17	--
Available for purchase at December 31, 2011	29,487,302	$0.19	$46,061

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants currently issued may vest over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at March 31, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.07 - 0.10	23,806,061	5.6	$0.09	22,428,281	$0.09	5.3
$0.20 - 0.35	17,618,187	2.3	$0.23	15,768,187	$0.23	2.3
$ 0.40 & 0.50	2,632,500	1.7	$0.50	2,632,500	$0.50	1.7
	44,056,748	4.1	$0.17	40,828,968	$0.17	3.9

A summary of the non-vested shares subject to warrants as of March 31, 2012 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	3,894,446	$0.08
Issued during the period	10,675,000	$0.08
Vested during the period	(11,341,666)	$0.08
Terminated during the period	--	--
Non-vested at March 31, 2012	3,227,780	$0.08

As of March 31, 2012, there was $123,350 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of sixteen months.

11.           Stock-Based Compensation

During the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2012	2011
General and administrative	$15,230	$44,149
Sales and marketing	23,791	--
Research and development	4,489	--
Finance fees	--	7,416
	$43,510	$51,565

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense related to stock options and warrants granted to employees and directors of $30,193 and $0, respectively.  For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense related to stock options and warrants granted to non-employees of $13,317 and $51,565, respectively.

12.           Net Loss Per Common Share

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

For the three months ended March 31, 2012, diluted net loss per share did not include the effect of 6,646,920 shares of common stock issuable upon the exercise of outstanding options, 44,056,748 shares of common stock issuable upon the exercise of outstanding warrants and 10,323,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three months ended March 31, 2011, diluted net loss per share did not include the effect of 1,050,000 shares of common stock issuable upon the exercise of outstanding options, 24,827,082 shares of common stock issuable upon the exercise of outstanding warrants and 479,167 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

13.           Commitments and Contingencies

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.  The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  As of March 31, 2012, the future minimum lease payments due under this lease agreement are to be paid as follows:  $53,468 during the remainder of fiscal 2012 and $71,291 in fiscal 2013.

Litigation with Former Chief Executive Officer

On September 23, 2011, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina (the “South Carolina State Court”), by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleges breach of contract and fraudulent inducement by the Company against him with regard to his employment contract and the termination of his employment.  Mr. Prince claims that he is owed additional compensation under his terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On December 28, 2011, the Company filed a motion to dismiss this action in the South Carolina State Court due to the binding arbitration clause contained in Mr. Prince’s employment contract.

On February 10, 2012, Mr. Prince filed a motion to amend his complaint in the South Carolina Court.  The amended complaint included additional causes of action for civil conspiracy, tortious interference and unfair trade practices.  This motion was granted by the South Carolina Court on March 19, 2012.

On April 26, 2012, the Company filed a motion to dismiss the amended complaint in the South Carolina State Court due to the binding arbitration clause contained in Mr. Prince’s employment contract.  This motion is pending and supersedes the Company’s prior motion to dismiss the original complaint.  In the event the South Carolina Court does not grant this motion, the Company will file an answer to the amended complaint.

The Company does not believe there is any merit to Mr. Prince’s allegations and will vigorously defend this action.  In addition, the Company is reviewing the actions, if any, it will institute against Mr. Prince relating to his conduct while an executive officer and director of the Company.

Litigation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the United States District Court for the Western District of Washington (the “Washington Federal Court”) by Crystal Enterprises, Inc.  (“Crystal”).  In its complaint, Crystal alleges interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact.  Crystal’s allegations center on discussions between the Company, Crystal, Pendred, Inc. (an affiliate of Crystal’s) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of the Company’s anolyte and catholyte solutions.  Crystal is seeking monetary damages as well as attorney fees.

On April 2, 2012, Crystal filed an amended complaint in the Washington Federal Court.  The amended complaint added a request for an accounting of the proceeds that the Company has received or may receive related to the sale of the Company’s anolyte and catholyte solutions.

On April 19, 2012, the Company filed a motion in the Washington Federal Court to dismiss the amended complaint asserting, among other things, that all of Crystal’s claims are based on a phantom joint venture or contract.

On May 7, 2012, Crystal filed a response to the Company’s motion to dismiss in which it attempts to refute the assertions made by the Company in its motion to dismiss filing.

The Company does not believe there is any merit to Crystal’s allegations and will vigorously defend this action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

IET was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation.  The Company is headquartered in Little River, South Carolina and operates through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

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

Products

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

The Company markets and sells Anolyte under the brand name Excelyte®, as trademarked by Benchmark Energy Products, LLC, and under the brand name EcaFlo®.  We sell Catholyte under the brand name Catholyte Zero.  The Solutions provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  Our Anolyte is registered with the U.S. Environmental Protection Agency (the “EPA”) as a hospital-level surface disinfectant and can be used safely anywhere there is a need to control pathogens, bacteria, viruses, and germs.  Our Catholyte is an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.

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

Critical Accounting Policies and Estimates

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to the critical accounting policies.

Results of Operations

Revenue.  Total revenue for the three months ended March 31, 2012 was $45,799, an increase of $6,289, or 16%, from total revenue of $39,510 for the three months ended March 31, 2011.  The increase in revenue for the three months ended March 31, 2012 was primarily due to an increase in leasing and licensing revenue related to our EcaFlo® equipment.

Cost of Sales.  Cost of sales for the three months ended March 31, 2012 was $6,602, a decrease of $13,212, or 67%, from cost of sales of $19,814 for the three months ended March 31, 2011.  The decrease in our cost of sales for the three months ended March 31, 2012 was primarily attributable to the increase in leasing and licensing revenue.

Gross Profit.  For the three months ended March 31, 2012 and 2011, gross profit margins were 86% and 50%, respectively.

General and Administrative Expenses.  For the three months ended March 31, 2012, general and administrative expenses were $298,205, a decrease of $31,726, or 10%, from general and administrative expenses of $329,931 for the three months ended March 31, 2011.  The decrease in general and administrative expenses for the three months ended March 31, 2012 was primarily the result of a $66,217 reduction in stock-based compensation expense for consultants, a $24,902 decrease in taxes primarily related to a reduction in local property taxes and state franchise taxes, a $22,716 decrease in professional fees primarily related to a reduction in consulting expenses and a $13,733 decrease in bad debt expense, offset by an increase of $29,898 in employee payroll and related tax and benefit costs, a $25,949 increase in depreciation expense, a $16,500 increase in director fees and a $15,230 increase in stock-based compensation expense for employees and directors.

Sales and Marketing Expenses. For the three months ended March 31, 2012, sales and marketing expenses were $126,228, an increase of $3,514, or 3%, from sales and marketing expenses of $122,714 for the three months ended March 31, 2011.  The increase in sales and marketing expenses for the three months ended March 31, 2012 was primarily the result of a $23,791 increase in stock-based compensation expense for employees and consultants and a $6,453 increase in equipment warranty expense, offset by a $17,043 decrease in travel expenses and an $11,330 decrease in consulting expenses.

Research and Development Expenses. For the three months ended March 31, 2012, research and development expenses were $62,465, a decrease of $12,224, or 16%, from research and development expenses of $74,689 for the three months ended March 31, 2011.  The decrease in research and development expenses for the three months ended March 31, 2012 was primarily the result of an $11,975 decrease in laboratory testing costs, a $7,323 decrease in research supplies and a $3,189 decrease in employee payroll and related tax and benefit costs, offset by a $4,489 increase in stock-based compensation expense for employees and a $5,698 increase in consulting expenses.

Loss from Operations. During the three months ended March 31, 2012, the loss from operations was $447,701, a decrease of $59,937, or 12%, from the loss from operations of $507,638 for the three months ended March 31, 2011.  The decrease in the loss from operations for the three months ended March 31, 2012 was primarily attributable to a $6,289 increase in revenue, a $13,212 decrease in cost of sales, a $31,726 decrease in general and administrative expenses and a $12,224 decrease in research and development expenses, offset by a $3,514 increase in sales and marketing expense.

Interest Income.  For the three months ended March 31, 2012, interest income was $838 as compared to $107 for the three months ended March 31, 2011.  This increase relates to interest recognized by the Company on its capital lease sales of equipment.

Finance Fees. For the three months ended March 31, 2012, finance fees were $0 as compared to $9,310 for the three months ended March 31, 2011.  The decrease in finance fees for the three months ended March 31, 2012 was due to a decrease in warrants issued as loan fees related to temporary working capital loans.

Interest Expense. For the three months ended March 31, 2012, interest expense was $21,908, a decrease of $5,567, or 20%, from interest expense of $27,475 for the three months ended March 31, 2011.  The decrease in interest expense for the three months ended March 31, 2012 was the result of a decrease in temporary working capital loans during the period.

Net Loss.  For the three months ended March 31, 2012, the Company’s net loss was $468,771, a decrease of $75,652, or 14%, from the net loss of $544,423 for the three months ended March 31, 2011.  The decrease in the net loss for the three months ended March 31, 2012 was primarily attributable to a $6,289 increase in revenue, a $13,212 decrease in cost of sales, a $31,726 decrease in general and administrative expenses, a $12,224 decrease in research and development expenses, a $9,310 decrease in finance fees and a $5,567 decrease in interest expense, offset by a $3,514 increase in sales and marketing expense.

Liquidity and Capital Resources

As of March 31, 2012, IET had working capital of $499,621 and cash on hand of $625,063.  The $479,070 increase in cash on hand from December 31, 2011 was primarily due to the receipt of $890,400 of net proceeds from the sale of common stock units, offset by our continuing operating expenses.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through a combination of the sale of our convertible debentures, convertible promissory notes and common stock.

During the three months ended March 31, 2012, we received $890,400 of net proceeds related to the sale of common stock units ($630,000 in January 2012 and $260,400 in February 2012).  As of May 11, 2012, our cash position was approximately $503,000.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately four months from the filing date of this quarterly report on Form 10-Q.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  The current economic slowdown has made financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.

Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the year ended December 31, 2011, which expressed substantial doubt about our ability to continue as a going concern.  Our consolidated interim financial statements included herein do not include any adjustments related to this uncertainty.

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

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

Litigation with Former Chief Executive Officer

On September 23, 2011, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the South Carolina State Court, by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleges breach of contract and fraudulent inducement by the Company against him with regard to his employment contract and the termination of his employment.  Mr. Prince claims that he is owed additional compensation under his terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On December 28, 2011, the Company filed a motion to dismiss this action in the South Carolina State Court due to the binding arbitration clause contained in Mr. Prince’s employment contract.

On February 10, 2012, Mr. Prince filed a motion to amend his complaint in the South Carolina Court.  The amended complaint included additional causes of action for civil conspiracy, tortious interference and unfair trade practices.  This motion was granted by the South Carolina Court on March 19, 2012.

On April 26, 2012, the Company filed a motion to dismiss the amended complaint in the South Carolina State Court due to the binding arbitration clause contained in Mr. Prince’s employment contract.  This motion is pending and supersedes the Company’s prior motion to dismiss the original complaint.  In the event the South Carolina Court does not grant this motion, the Company will file an answer to the amended complaint.

The Company does not believe there is any merit to Mr. Prince’s allegations and will vigorously defend this action.  In addition, the Company is reviewing the actions, if any, it will institute against Mr. Prince relating to his conduct while an executive officer and director of the Company.

Litigation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the Washington Federal Court by Crystal.  In its complaint, Crystal alleges interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact.  Crystal’s allegations center on discussions between the Company, Crystal, Pendred, Inc. (an affiliate of Crystal’s) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of the Company’s anolyte and catholyte solutions.  Crystal is seeking monetary damages as well as attorney fees.

On April 2, 2012, Crystal filed an amended complaint in the Washington Federal Court.  The amended complaint added a request for an accounting of the proceeds that the Company has received or may receive related to the sale of the Company’s anolyte and catholyte solutions.

On April 19, 2012, the Company filed a motion in the Washington Federal Court to dismiss the amended complaint asserting, among other things, that all of Crystal’s claims are based on a phantom joint venture or contract.

On May 7, 2012, Crystal filed a response to the Company’s motion to dismiss in which it attempts to refute the assertions made by the Company in its motion to dismiss filing.

The Company does not believe there is any merit to Crystal’s allegations and will vigorously defend this action.

Item 1A.                   Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

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

The Company will use the net proceeds from the aforementioned offerings for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy.  In connection with the issuances of the Company’s common stock and the warrants to purchase the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuance of Common Stock as Payment for Services

On March 27, 2012, the Company issued 10,000 shares of the Company’s common stock as payment for services rendered to the Company by an unaffiliated third party.  The total expense associated with the issuance of these shares was $800, representing the fair market value of the shares based on the quoted market price of the Company’s common stock on the date the issuance was authorized ($0.08 per share on March 2, 2012).

On March 27, 2012, the Company issued an aggregate of 360,000 shares of the Company’s common stock to certain of its directors as payment of $36,000 of director fees due for services rendered in fiscal 2011.  The aggregate fair market value of these shares, based on the quoted market price of the Company’s common stock on the date of issuance ($0.05 per share), was $18,000.

In connection with the aforementioned issuances of the Company’s common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.                      Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The convertible debenture currently accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  The Company is in default on this convertible debenture and is attempting to restructure the convertible debenture with the holder.  As of March 31, 2012, the accrued and unpaid interest on this convertible debenture was $5,190.

Item 4.                      Mine Safety Disclosures

Not applicable.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

May 15, 2012	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

May 15, 2012	By:	/s/ Thomas S. Gifford
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

4.4
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to Zanett dated July 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s current report Form 8-K that was filed with the SEC on July 13, 2011).

4.5
Note Purchase Agreement, dated September 23, 2011, among the Company, Kinsey and Zanett (incorporated by reference to Exhibit 10.1 to the Company’s current report Form 8-K that was filed with the SEC on October 3, 2011).

4.6
Form of 8% Convertible Secured Promissory Note issued by the Company to each of Kinsey ($400,000) and Zanett ($100,000) on September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s current report Form 8-K that was filed with the SEC on October 3, 2011).

4.7
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

E-1

Exhibit No.	Description

10.1
Exclusive License and Distribution Agreement between I.E.T., Inc. and Benchmark Energy Products, L.P. dated June 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K that was filed with the SEC on August 21, 2007).

10.2
Amendment to the Exclusive License and Distribution Agreement between I.E.T., Inc. and Benchmark Energy Products, L.P. dated December 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.3
Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

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

E-2

Exhibit No.	Description

10.10
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

10.12
Sales Management Services Agreement, dated as of December 6, 2011, by and between I.E.T., Inc. and TrueLogix, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on December 6, 2011).

10.13
Warrant, dated October 27, 2011, issued by the Company to Raymond C. Kubacki for the purchase of 468,750 shares of the Company’s common stock (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.14
Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (filed herewith).

10.15
Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of:  Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III  (for the purchase of 154,820 shares of the Company’s common stock) (filed herewith).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-3