Form 10-Q
period 2012-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2012-08-14
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 137,230,165 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements

The consolidated balance sheet as of June 30, 2012 and the related consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary IET, Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  Certain reclassifications have been made to prior periods to conform to current presentations.

It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations as of and for the three and six months ended June 30, 2012.

The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$446,274	$145,993
Accounts receivable	16,239	7,872
Prepaid expenses	25,435	10,927
Lease receivable	10,535	14,296
Inventory	205,014	219,209
Note receivable	14,598	16,364
Other receivable	--	12,081

Total current assets	718,095	426,742

Property and equipment, net	178,897	239,605

Lease receivable, long-term	--	19,700
Note receivable, long-term	5,462	10,848

Total assets	$902,454	$696,895

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$239,211	$229,086
Accrued expenses	230,938	166,136
Customer deposits	36,109	41,529
Convertible debentures	25,000	25,000

Total current liabilities	531,258	461,751

Convertible debentures	526,125	526,125
Convertible promissory notes	500,000	500,000

Total liabilities	1,557,383	1,487,876

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value; 400,000,000 shares authorized; 137,230,165 and 122,735,165 shares issued and outstanding, respectively	137,230	122,735
Additional paid-in capital	15,950,228	14,810,185
Accumulated deficit	(16,742,387)	(15,723,901)

Total stockholders' deficiency	(654,929)	(790,981)

Total liabilities and stockholders' deficiency	$902,454	$696,895

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Sales	$23,753	$176,642	$48,011	$204,152
Leasing and licensing fees	13,500	14,177	35,041	26,177
	37,253	190,819	83,052	230,329
Cost of sales	10,105	72,342	16,707	92,157

Gross profit	27,148	118,477	66,345	138,172

Operating expenses:
General and administrative	337,904	559,456	636,109	889,387
Sales and marketing	120,808	126,262	247,036	248,977
Research and development	96,818	38,297	159,283	112,986
	555,530	724,015	1,042,428	1,251,350

Loss from operations	(528,382)	(605,538)	(976,083)	(1,113,178)

Other income (expense):
Interest income	229	483	1,067	589
Finance fees	--	(122)	--	(9,538)
Interest expense	(21,562)	(18,238)	(43,470)	(45,713)
Total other income (expense)	(21,333)	(17,877)	(42,403)	(54,662)

Net loss	$(549,715)	$(623,415)	$(1,018,486)	$(1,167,840)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	135,602,418	118,182,132	133,454,368	114,786,584

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,018,486)	$(1,167,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,708	5,438
Stock-based compensation expense	88,638	378,055
Write-down of lease receivable	20,113	--
Accretion of interest on convertible notes	--	9,682
Changes in operating assets and liabilities:
Accounts receivable	(8,367)	(58,642)
Lease receivable	3,348	8,758
Note receivable	7,152	--
Inventory	14,195	(60,588)
Other receivable	12,081	--
Prepaid expenses	(14,508)	11,531
Accounts payable	46,125	56,936
Accrued expenses	64,802	(12,101)
Customer deposits	(5,420)	8,000

Net cash used in operating activities	(729,619)	(820,771)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,029,900	661,500
Proceeds from issuance of note payable	--	200,000
Repayment of convertible debentures	--	(25,000)
Deposit – note purchase	--	150,000
Stock subscription receivable	--	(30,000)

Net cash provided by financing activities	1,029,900	956,500

Increase in cash	300,281	135,729
Cash - beginning of period	145,993	65,660

Cash - end of period	$446,274	$201,389

Supplemental disclosure of cash flow information:
Cash paid for interest	$632	$28,401
Cash paid for income taxes	$5,462	$--

Non-cash operating activity:
Issuance of 360,000 shares of common stock as payment of director fees	$36,000	$--

Non-cash financing activity:
Issuance of 562,500 shares of common stock as payment of principal and interest due on convertible debentures	$--	$45,000

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.           Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations and an accumulated deficit of $16,742,387 as of June 30, 2012.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings with equity and/or debt investors in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not anticipate establishing any lending relationships with commercial banks in the foreseeable future due to its limited operations and assets.  The Company continues to execute its strategy of selling anolyte and catholyte solutions and leasing its EcaFlo® equipment to fund its operations and is focused on obtaining additional capital through the private placement of its securities.  The Company is pursuing potential equity and/or debt investors and, from time to time, has engaged placement agents to assist it in this initiative.  While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

2.           Inventory

As of June 30, 2012 and December 31, 2011, inventory consisted of the following:

	June 30, 2012	December 31, 2011
Parts and materials	$137,133	$133,048
Finished goods	67,881	86,161
	$205,014	$219,209

3.           Lease Receivable

The Company entered into a lease arrangement with a customer with respect to certain EcaFlo® equipment which the Company recorded as a sales-type lease.  As of June 30, 2012, the Company collected $44,000 of lease payments under this lease arrangement.  On July 10, 2012, the Company was notified by the customer that it could no longer make any additional lease payments.  On July 12, 2012, as a result of the customer’s default and in accordance with the terms of the lease arrangement, the Company repossessed the equipment.   The Company does not expect to receive any additional lease payments under this lease arrangement.  As of June 30, 2012, the Company recorded a $20,113 write-down of the lease receivable related to this lease arrangement in order to reflect the cost basis of the equipment repossessed by the Company.  During the three and six months ended June 30, 2012, the Company recognized $658 of interest income related to this lease arrangement.

4.           Note Receivable

The Company has a note receivable with a customer relating to the sale of certain EcaFlo® equipment.  The note payments are $1,250 per month over a 34-month term which commenced on January 15, 2011.  The Company imputed interest on this note receivable at a rate of 3% per annum.  During the three and six months ended June 30, 2012, the Company recognized $168 and $348, respectively, of interest income related to this note receivable.  As of June 30, 2012 and December 31, 2011, the current portion of the note receivable was $14,598 and $16,364, respectively, and the long-term portion was $5,462 and $10,848, respectively.

5.           Property and Equipment

As of June 30, 2012 and December 31, 2011, property and equipment, on a net basis, consisted of the following:

	June 30, 2012	December 31, 2011
Leasehold improvements	$328,977	$328,977
Equipment	41,240	41,240
	370,217	370,217
Less: Accumulated depreciation	(191,320)	(130,612)
	$178,897	$239,605

6.           Accrued Expenses

As of June 30, 2012 and December 31, 2011, accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Accrued compensation	$147,482	$128,415
Accrued interest	78,823	36,103
Accrued other expenses	4,633	1,618
	$230,938	$166,136

7.           Customer Deposits

On March 29, 2011, the Company issued a credit in the amount of $36,109 to a consultant to be used to purchase the Company’s products.  This credit was issued as payment to the consultant for consulting services rendered to the Company.  As of June 30, 2012 and December 31, 2011, the Company recorded this amount as a customer deposit.  In addition, as of December 31, 2011, the Company received $5,420 of lease payments related to subsequent periods, which amount was recorded as customer deposits.

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

During the three and six months ended June 30, 2012, the Company recorded a total of $748 and $1,496, respectively, of interest expense related to this convertible debenture.  As of June 30, 2012 and December 31, 2011, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $5,938 and $4,442, respectively, which amounts are included as a component of accrued expenses.

Kinsey Convertible Debenture

On July 7, 2011, in a private placement, the Company issued to E. Wayne Kinsey, III, a member of the Company’s board of directors, an 8% convertible debenture in the amount of $150,000 (the “Kinsey Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000.  The Kinsey Debenture has a three-year term maturing on July 7, 2014, and accrues interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Kinsey Debenture.

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

For the three and six months ended June 30, 2012, the Company recorded $3,033 and $6,066, respectively, of interest expense related to the Kinsey Debenture.  As of June 30, 2012 and December 31, 2011, the outstanding principal on the Kinsey Debenture was $150,000 and the accrued and unpaid interest on the Kinsey Debenture was $12,000 and $5,933, respectively, which amounts are included as a component of accrued expenses.

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

For the three and six months ended June 30, 2012, the Company recorded $7,606 and $15,212, respectively, of interest expense related to the Zanett Debenture.  As of June 30, 2012 and December 31, 2011, the outstanding principal on the Zanett Debenture was $376,125 and the accrued and unpaid interest was $30,090 and $14,878, respectively, which amounts are included as a component of accrued expenses.

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

The occurrence of any of the following events (as well as the occurrence of certain other standard events of default) also constitutes a default under the Secured Notes, in which case the entire principal amount thereof and all accrued and unpaid interest will become due and payable, at the option of the holder, if the default remains uncured for a period of 30 days after the Company receives written notice of the default from the holder: (a) Mr. Kinsey ceases to be a member of the Company’s board of directors for any reason other than his death, disability or voluntary resignation; or (b) either David R. LaVance, the Company’s President and Chief Executive Officer, or Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, ceases serving in their respective executive management roles with the Company and is no longer involved in the active management of the Company.

In connection with the execution of the note purchase agreement and the issuance of the Secured Notes, the Company provided certain registration rights to the holders of the Secured Notes.  In the event that the Company proposes to register shares of its common stock under the Securities Act, under certain circumstances, Mr. Kinsey and Zanett will be allowed to include shares of the Company’s common stock held by them in such registration.  The Company has determined that the value attributable to these registration rights is de minimis.

An aggregate of 5,000,000 shares of the Company’s common stock can be issued pursuant to the Secured Notes at the current conversion price of $0.10 per share.  For the three and six months ended June 30, 2012, the Company recorded a total of $9,973 and $19,946, respectively, of interest expense.  As of June 30, 2012 and December 31, 2011, the outstanding principal on the Secured Notes was $500,000 and the accrued and unpaid interest was $30,795 and $10,849, respectively, which amounts are included as a component of accrued expense.

10.           Stockholders’ Deficiency

Common Stock

On June 19, 2012, the Company sold, to an institutional investor, common stock units that in aggregate consisted of 1,875,000 shares of the Company’s common stock and a warrant to purchase 937,500 shares of the Company’s common stock, for an aggregate purchase price of $150,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.07 per share.  The Company incurred offering costs of $10,500 in connection with this transaction.

Stock Options

The Company currently has three stock option/stock compensation plans in place:  the 2002 Stock Option Plan, the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The Equity Incentive Plans are maintained to allow the Company to compensate employees, directors and consultants and other persons providing bona-fide services to the Company or to compensate officers, directors and employees through the award of shares of the Company’s common stock and securities exercisable for shares of the Company’s common stock.

The 2002 Stock Option Plan was approved by the stockholders in July of 2002.  The Company had reserved for issuance an aggregate of 2,000,000 shares of common stock under the 2002 Stock Option Plan.  As of June 30, 2012, 25,000 shares of the Company’s common stock had been issued under the 2002 Stock Option Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2002 Stock Option Plan.

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of June 30, 2012, options to purchase 6,646,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and other proprietary interests in the Company.  It is intended to promote these individual’s interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and nonqualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.  As of June 30, 2012, no grants or awards had been made under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the six months ended June 30, 2012 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	300,000	$0.08	$--
Granted during the period	6,346,920	0.10	--
Exercised during the period	--	--	--
Terminated during the period	--	--	--

Outstanding at June 30, 2012	6,646,920	$0.10	$--

Available for purchase at June 30, 2012	300,000	$0.08	$--

Available for purchase at December 31, 2011	300,000	$0.08	$--

Information with respect to outstanding options and options exercisable as of June 30, 2012 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	300,000	$0.08	1.8	300,000	$0.08	1.8
$0.10	6,346,920	$0.10	8.7	--	--	--
	6,646,920	$0.10	8.4	300,000	$0.08	1.8

A summary of the non-vested shares subject to options granted under the Equity Incentive Plans as of June 30, 2012 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2011	--	--
Granted during the period	6,346,920	$0.05
Vested during the period	--	--
Terminated during the period	--	--
Nonvested at June 30, 2012	6,346,920	$0.05

As of June 30, 2012, there was $105,560 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of twenty-five months.

Warrant to Purchase Common Stock

On June 19, 2012, the Company issued a warrant to purchase 93,750 shares of the Company’s common stock to a third-party service provider as partial consideration for services rendered to the Company in connection with a financing.  The warrant is exercisable at $0.20 per share and has a term of three years.  The warrant vested upon issuance.  The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $2,609, using the following weighted average assumptions:  exercise price of $0.20 per share; common stock price of $0.07 per share; volatility of 134%; term of three years; dividend yield of 0%; interest rate of 0.39%; and risk of forfeiture of 35%.

A summary of warrant transactions during the six months ended June 30, 2012 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	33,381,748	$0.18	$46,061
Issued during the period	11,706,250	$0.13	--
Exercised during the period	--	--	--
Terminated during the period	(625,000)	$0.10	--

Outstanding at June 30, 2012	44,462,998	$0.17	$--

Available for purchase at June 30, 2012	41,901,884	$0.17	$--

Available for purchase at December 31, 2011	29,487,302	$0.19	$46,061

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants currently issued may vest over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at June 30, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.07 - 0.10	23,181,061	5.4	$0.09	22,319,947	$0.09	5.3
$0.20 - 0.35	18,649,437	2.1	$0.23	16,949,437	$0.23	2.1
$0.40 & 0.50	2,632,500	1.5	$0.50	2,632,500	$0.50	1.5
	44,462,998	3.8	$0.17	41,901,884	$0.17	3.8

A summary of the non-vested shares subject to warrants as of June 30, 2012 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	3,894,446	$0.08
Issued during the period	11,706,250	$0.08
Vested during the period	(13,039,582)	$0.08
Terminated during the period	--	--
Non-vested at June 30, 2012	2,561,114	$0.08

As of June 30, 2012, there was $89,941 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of sixteen months.

11.           Stock-Based Compensation

During the three and six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General and administrative	$22,842	$322,367	$38,071	$366,516
Sales and marketing	16,885	4,000	40,677	4,000
Research and development	5,401	--	9,890	--
Finance fees	--	123	--	7,539
	$45,128	$326,490	$88,638	$378,055

For the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense related to stock options and warrants granted to employees and directors of $40,845 and $71,038, respectively.  For the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense related to stock options and warrants granted to non-employees of $4,283 and $17,600, respectively.

For both the three and six months ended June 30, 2011, the Company recorded stock-based compensation expense related to stock options and warrants granted to employees and directors of $248,041.  For the three and six months ended June 30, 2011, the Company recorded stock-based compensation expense related to stock options and warrants granted to non-employees of $78,449 and $130,014, respectively.

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

For the three and six months ended June 30, 2012, diluted net loss per share did not include the effect of 6,646,920 shares of common stock issuable upon the exercise of outstanding options, 44,462,998 shares of common stock issuable upon the exercise of outstanding warrants and 10,323,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three and six months ended June 30, 2011, diluted net loss per share did not include the effect of 1,350,000 shares of common stock issuable upon the exercise of outstanding options, 36,805,643 shares of common stock issuable upon the exercise of outstanding warrants and 312,500 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

13.           Commitments and Contingencies

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.  The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  As of June 30, 2012, the future minimum lease payments due under this lease agreement are to be paid as follows:  $35,646 during the remainder of fiscal 2012 and $71,291 in fiscal 2013.

Litigation with Former Chief Executive Officer

On September 23, 2011, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina (the “South Carolina State Court”), by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleges breach of contract and fraudulent inducement by the Company against him with regard to his employment agreement and the termination of his employment.  Mr. Prince claims that he is owed additional compensation under his terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On December 28, 2011, the Company filed a motion to dismiss this action in the South Carolina State Court due to the binding arbitration clause contained in Mr. Prince’s employment agreement.

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

On July 11, 2012, the South Carolina State Court entered an order that: (a) granted the Company’s motion to dismiss the breach of contract and fraudulent inducement claims in the South Carolina State Court and compelled binding arbitration as to such claims; and (b) denied the Company’s motion to dismiss the causes of action for civil conspiracy, tortious interference and unfair trade practices but issued stay on these causes of action in the South Carolina State Court until the aforementioned binding arbitration process is complete.

The Company does not believe there is any merit to Mr. Prince’s allegations and will continue to vigorously defend this action.  In addition, the Company is reviewing the actions, if any, it will institute against Mr. Prince relating to his conduct while an executive officer and director of the Company.

Litigation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the United States District Court for the Western District of Washington (the “Washington Federal Court”) by Crystal Enterprises, Inc. (“Crystal”).  In its complaint, Crystal alleges interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact.  Crystal’s allegations center on discussions among the Company, Crystal, Pendred, Inc. (an affiliate of Crystal’s) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of the Company’s anolyte and catholyte solutions.  Crystal is seeking monetary damages as well as attorney fees.

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

On May 11, 2012, the Company filed a response to Crystal’s May 7, 2012 filing in which the Company further supported its motion to dismiss dated April 19, 2012.  The Company’s motion to dismiss is currently pending.

The Company does not believe there is any merit to Crystal’s allegations and will continue to vigorously defend this action.

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

The Company also leases EcaFlo® equipment to a customer when the customer’s business model or required volume of Solutions warrants such an arrangement.  Under these agreements, we lease equipment and service support for a fixed monthly price and, in certain agreements, we receive ongoing payments (royalties) for the Solutions produced under the agreement.  We sometimes license to certain customers the right to utilize our EPA registration pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of Solutions produced by our EcaFlo® equipment.

Our business model is focused on selling Solutions directly to customers.  In situations where a customer desires to have EcaFlo® equipment on-site, we lease the equipment and maintain ownership as opposed to selling the EcaFlo® equipment outright.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim consolidated financial statements contained elsewhere herein, which have been prepared in accordance with U.S. GAAP.  The preparation of these consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the consolidated financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to the critical accounting policies.

Results of Operations

Revenue.  Total revenue for the three months ended June 30, 2012 was $37,253, as compared to $190,819 for the three months ended June 30, 2011.  The $153,566, or 80%, decrease in revenue for the three months ended June 30, 2012 was primarily due to a decrease in sales of our EcaFlo® equipment as our focus has migrated from the sale of EcaFlo® equipment to the sale of Solutions.

Total revenue for the six months ended June 30, 2012 was $83,052, as compared to $230,329 for the six months ended June 30, 2011.  The $147,277, or 64%, decrease in revenue for the six months ended June 30, 2012 was primarily due to a decrease in sales of our EcaFlo® equipment as our focus has migrated from the sale of EcaFlo® equipment to the sale of Solutions.

Cost of Sales.  Cost of sales for the three months ended June 30, 2012 was $10,105, as compared to $72,342 for the three months ended June 30, 2011.  The $62,237, or 86%, decrease in cost of sales for the three months ended June 30, 2012 was primarily attributable to the decrease in the sales of our EcaFlo® equipment as our focus has migrated from the sale of EcaFlo® equipment to the sale of Solutions.

Cost of sales for the six months ended June 30, 2012 was $16,707, as compared to $92,157 for the six months ended June 30, 2011.  The $75,450, or 82%, decrease in cost of sales for the six months ended June 30, 2012 was primarily attributable to the decrease in the sales of our EcaFlo® equipment as our focus has migrated from the sale of EcaFlo® equipment to the sale of Solutions.

Gross Profit.  For the three months ended June 30, 2012 and 2011, gross profit margins were 73% and 62%, respectively.  For the six months ended June 30, 2012 and 2011, gross profit margins were 80% and 60%, respectively.

General and Administrative Expenses.  For the three months ended June 30, 2012, general and administrative expenses were $337,904, as compared to $559,456 for the three months ended June 30, 2011.  The $221,552, or 40%, decrease in general and administrative expenses for the three months ended June 30, 2012 was primarily the result of a $221,199 reduction in stock-based compensation expense for employees and directors, a $78,326 reduction in stock-based compensation expense for consultants, a $27,708 reduction in employee payroll and related benefit costs and a $26,500 decrease in director fees, offset by a $22,177 increase in legal fees primarily related to general corporate activities and SEC filings, a $29,321 increase in depreciation expense, a $28,063 increase in costs associated with the annual meeting of stockholders and a $19,946 increase in bad debt expense primarily associated with a write-down of a lease receivable.

For the six months ended June 30, 2012, general and administrative expenses were $636,109, as compared to $889,387 for the six months ended June 30, 2011.  The $253,278, or 28%, decrease in general and administrative expenses for the six months ended June 30, 2012 was primarily the result of a $205,970 reduction in stock-based compensation expense for employees and directors, a $122,475 reduction in stock-based compensation expense for consultants, a $22,423 decrease in taxes primarily related to a reduction in state taxes and local property taxes, a $33,080 decrease in consulting fees and a $10,000 decrease in director fees, offset by a $45,358 increase in legal fees primarily related to general corporate activities and SEC filings, a $55,270 increase in depreciation expense and a $28,063 increase in costs associated with the annual meeting of stockholders.

Sales and Marketing Expenses. For the three months ended June 30, 2012, sales and marketing expenses were $120,808, as compared to $126,262 for the three months ended June 30, 2011.  The $5,454, or 4%, decrease in sales and marketing expenses for the three months ended June 30, 2012 was primarily the result of an $18,435 reduction in employee payroll and benefit costs, offset by an $8,602 increase in stock-based compensation for employees.

For the six months ended June 30, 2012, sales and marketing expenses were $247,036, as compared to $248,977 for the six months ended June 30, 2011.  The $1,941, or 1%, decrease in sales and marketing expenses for the six months ended June 30, 2012 was primarily the result of a $22,372 reduction in employee payroll and benefit costs, a $15,790 reduction in travel expenses and a $13,562 decrease in consulting fees, offset by a $19,077 increase in stock-based compensation for employees, a $17,600 increase in stock-based compensation expense for consultants and a $7,129 increase in equipment warranty related costs.

Research and Development Expenses. For the three months ended June 30, 2012, research and development expenses were $96,818, as compared to $38,297 for the three months ended June 30, 2011.  The $58,521, or 153%, increase in research and development expenses for the three months ended June 30, 2012 was primarily the result of a $30,426 increase in laboratory testing costs attributable to product labeling, a $12,436 increase in employee payroll and benefit costs, a $5,693 increase in consulting fees primarily related to regulatory activities, a $5,401 increase in stock-based compensation expense for employees and a $4,433 increase in research supplies.

For the six months ended June 30, 2012, research and development expenses were $159,283, as compared to $112,986 for the six months ended June 30, 2011.  The $46,297, or 41%, increase in research and development expenses for the six months ended June 30, 2012 was primarily the result of an $18,451 increase in laboratory testing costs attributable to product labeling, an $11,392 increase in consulting fees primarily related to regulatory activities, a $9,890 increase in stock-based compensation expense for employees and a $9,247 increase in employee payroll and benefit costs.

Loss from Operations. During the three months ended June 30, 2012, the loss from operations was $528,382, as compared to $605,538 for the three months ended June 30, 2011.  The $77,156, or 13%, decrease in the loss from operations for the three months ended June 30, 2012 was primarily attributable to a $221,552 decrease in general and administrative expenses and a $62,237 decrease in cost of sales, offset by a $153,566 decrease in revenue and a $58,521 increase in research and development expense.

During the six months ended June 30, 2012, the loss from operations was $976,083, as compared to $1,113,178 for the six months ended June 30, 2011.   The $137,095, or 12%, decrease in the loss from operations for the six months ended June 30, 2012 was primarily attributable to a $253,278 decrease in general and administrative expenses and a $75,450 decrease in cost of sales, offset by a $147,277 decrease in revenue and a $46,297 increase in research and development expense.

Interest Income.  For the three months ended June 30, 2012, interest income was $229, as compared to $483 for the three months ended June 30, 2011.  The decrease in interest income for the three months ended June 30, 2012 relates to the default by a customer on a capital lease agreement.  For the six months ended June 30, 2012, interest income was $1,067, as compared to $589 for the six months ended June 30, 2011.  The increase in interest income for the six months ended June 30, 2012 relates to interest recognized by the Company on its capital lease sales of equipment.

Finance Fees. For the three months ended June 30, 2012, finance fees were $0 as compared to $123 for the three months ended June 30, 2011.  For the six months ended June 30, 2012, finance fees were $0 as compared to $9,539 for the six months ended June 30, 2011.  The decrease in finance fees for the three and six months ended June 30, 2012 was primarily due to a decrease in warrants issued as loan fees related to temporary working capital loans.

Interest Expense. For the three months ended June 30, 2012, interest expense was $21,562, as compared to $18,238 for the three months ended June 30, 2011.  The $3,324, or 18%, increase in interest expense for the three months ended June 30, 2012 was the primarily the result of interest paid on the Zanett Debenture, the Kinsey Debenture and the issuance of the Secured Notes, offset by the decrease in temporary working capital loans and the related interest.  For the six months ended June 30, 2012, interest expense was $43,470, as compared to $45,713 for the six months ended June 30, 2011.  The $2,243, or 5%, decrease in interest expense for the six months ended June 30, 2012 was the result of a decrease in temporary working capital loans and the related interest, offset by interest paid on the Zanett Debenture, the Kinsey Debenture and the issuance of the Secured Notes.

Net Loss.  For the three months ended June 30, 2012, the Company’s net loss was $549,715, as compared to $623,415 for the three months ended June 30, 2011.  The $73,700, or 12%, decrease in the net loss for the three months ended June 30, 2012 was primarily attributable to a $221,552 decrease in general and administrative expenses and a $62,237 decrease in cost of sales, offset by a $153,566 decrease in revenue and a $58,521 increase in research and development expense.

For the six months ended June 30, 2012, the Company’s net loss was $1,018,486, as compared to $1,167,840 for the six months ended June 30, 2011.  The $149,354, or 13%, decrease in the net loss for the six months ended June 30, 2012 was primarily attributable to a $253,478 decrease in general and administrative expenses and a $75,450 decrease in cost of sales, offset by a $147,277 decrease in revenue and a $46,297 increase in research and development expense.

Liquidity and Capital Resources

As of June 30, 2012, IET had working capital of $186,837 and cash on hand of $446,274.  The $300,281 increase in cash on hand from December 31, 2011 was primarily due to the receipt of $1,029,900 of net proceeds from the sale of common stock units, offset by our continuing operating expenses.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our convertible debentures, convertible promissory notes and common stock.

During the six months ended June 30, 2012, we received $1,029,900 of net proceeds related to the sale of common stock units ($630,000 in January 2012, $260,400 in February 2012 and $139,500 in June 2012).  As of August 10, 2012, our cash position was approximately $310,700.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately three months from the filing date of this quarterly report on Form 10-Q.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  The current economic slowdown has made financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.

Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the year ended December 31, 2011, which expressed substantial doubt about our ability to continue as a going concern.  Our interim consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Litigation with Former Chief Executive Officer

On September 23, 2011, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the South Carolina State Court, by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleges breach of contract and fraudulent inducement by the Company against him with regard to his employment agreement and the termination of his employment.  Mr. Prince claims that he is owed additional compensation under his terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On December 28, 2011, the Company filed a motion to dismiss this action in the South Carolina State Court due to the binding arbitration clause contained in Mr. Prince’s employment agreement.

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

Only July 11, 2012, the South Carolina State Court entered an order that: (a) granted the Company’s motion to dismiss the breach of contract and fraudulent inducement claims in the South Carolina State Court and compelled binding arbitration as to such claims; and (b) denied the Company’s motion to dismiss the causes of action for civil conspiracy, tortious interference and unfair trade practices but issued stay on these causes of action in the South Carolina State Court until the aforementioned binding arbitration process is complete.

The Company does not believe there is any merit to Mr. Prince’s allegations and will continue to vigorously defend this action.  In addition, the Company is reviewing the actions, if any, it will institute against Mr. Prince relating to his conduct while an executive officer and director of the Company.

Litigation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the Washington Federal Court by Crystal.  In its complaint, Crystal alleges interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact.  Crystal’s allegations center on discussions among the Company, Crystal, Pendred, Inc. (an affiliate of Crystal’s) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of the Company’s anolyte and catholyte solutions.  Crystal is seeking monetary damages as well as attorney fees.

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

On May 11, 2012, the Company filed a response to Crystal’s May 7, 2012 filing in which the Company further supported its motion to dismiss dated April 19, 2012.  The Company’s motion to dismiss is currently pending.

The Company does not believe there is any merit to Crystal’s allegations and will continue to vigorously defend this action.

Item 1A.	Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Common Stock Units

On June 19, 2012, the Company sold, to an institutional investor, common stock units that in aggregate consisted of 1,875,000 shares of the Company’s common stock and a warrant to purchase 937,500 shares of the Company’s common stock, for an aggregate purchase price of $150,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.08 per share.  The Company incurred offering costs of $10,500 in connection with this transaction.

The Company will use the net proceeds from the aforementioned transaction for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy.  In connection with the issuances of the Company’s common stock and the warrants to purchase the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The convertible debenture currently accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  The Company is in default on this convertible debenture and is attempting to restructure the convertible debenture with the holder.  As of June 30, 2012, the accrued and unpaid interest on this convertible debenture was $5,938.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

August 14, 2012	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

August 14, 2012	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

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

10.14
Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.15
Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of:  Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III  (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.