Form 10-Q/A
period 2012-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2012-08-20
CIK 1084031

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 10, 2012, there were 137,230,165 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

Integrated Environmental Technologies, Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Report”) solely to furnish Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Company’s (i) consolidated balance sheets, (ii) consolidated statements of operations (iii) consolidated statements of cash flows and (iv) notes to the consolidated financial statements that were included in the Original Report and now formatted in Extensible Business Reporting Language (XBRL).  No other changes have been made to the Original Report.  This Amendment should be read in conjunction with the Original Report.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

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

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

August 20, 2012	By: /s/ David R. LaVance David R. LaVance President and Chief Executive Officer

August 20, 2012	By: /s/ Thomas S. Gifford Thomas S. Gifford Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
3.1*
Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012).

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

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

4.3*
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to E. Wayne Kinsey, III (“Kinsey”) dated July 7, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on July 13, 2011).

4.4*
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to Zanett dated July 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s current report Form 8-K that was filed with the SEC on July 13, 2011).

4.5*
Note Purchase Agreement, dated September 23, 2011, among the Company, Kinsey and Zanett (incorporated by reference to Exhibit 10.1 to the Company’s current report Form 8-K that was filed with the SEC on October 3, 2011).

4.6*
Form of 8% Convertible Secured Promissory Note issued by the Company to each of Kinsey ($400,000) and Zanett ($100,000) on September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s current report Form 8-K that was filed with the SEC on October 3, 2011).

4.7*
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

10.1*
Exclusive License and Distribution Agreement between I.E.T., Inc. and Benchmark Energy Products, L.P. dated June 20, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K that was filed with the SEC on August 21, 2007).

Exhibit No.	Description
10.2*
Amendment to the Exclusive License and Distribution Agreement between I.E.T., Inc. and Benchmark Energy Products, L.P. dated December 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.3*
Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.4*
2002 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.5*
2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6*
Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.7*
Addendum dated May 19, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.8*
Addendum dated September 1, 2010 to Investor Relations Consulting Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated March 1, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.9*
Non-Exclusive Independent Sales Representative Agreement between the Company and Gary J. Grieco, dba 3GC, Ltd., dated February 1, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.11*
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

10.12*
Sales Management Services Agreement, dated as of December 6, 2011, by and between I.E.T., Inc. and TrueLogix, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on December 6, 2011).

10.13*
Warrant, dated October 27, 2011, issued by the Company to Raymond C. Kubacki for the purchase of 468,750 shares of the Company’s common stock (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

Exhibit No.	Description
10.14*
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

10.15*
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

101**
The following materials from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

*  Filed with, or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, that was filed with the SEC on August 14, 2012.

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