Form 10-Q
period 2012-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2012-11-14
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, there were 150,268,500 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any of the forward-looking statements contained herein after the date this quarterly report on Form 10-Q is submitted to the Securities and Exchange Commission (the “SEC”).  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements

The consolidated balance sheet as of September 30, 2012 and the related consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  Certain reclassifications have been made to prior periods to conform to current presentations.

It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations as of and for the three and nine months ended September 30, 2012.

The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$462,913	$145,993
Accounts receivable	13,119	7,872
Prepaid expenses and other	23,553	10,927
Lease receivable	--	14,296
Inventory	203,898	219,209
Note receivable	14,707	16,364
Other receivable	--	12,081

Total current assets	718,190	426,742

Property and equipment, net	149,929	239,605

Lease receivable, long-term	--	19,700
Note receivable, long-term	1,745	10,848

Total assets	$869,864	$696,895

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$147,119	$229,086
Accrued expenses	135,606	166,136
Customer deposits	36,109	41,529
Convertible debentures	25,000	25,000

Total current liabilities	343,834	461,751

Convertible debentures	476,125	526,125
Convertible promissory notes	--	500,000

Total liabilities	819,959	1,487,876
Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $.001 par value; 400,000,000 shares authorized; 150,268,500 and 122,735,165 shares issued and outstanding, respectively	150,269	122,735
Additional paid-in capital	17,114,735	14,810,185
Accumulated deficit	(17,215,099)	(15,723,901)
Total stockholders' equity (deficiency)	49,905	(790,981)

Total liabilities and stockholders' equity (deficiency)	$869,864	$696,895

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Sales	$23,049	$69,289	$71,060	$273,441
Leasing and licensing fees	13,854	13,500	48,895	39,677
	36,903	82,789	119,955	313,118
Cost of sales	36,425	30,113	53,131	122,269

Gross profit	478	52,676	66,824	190,849

Operating expenses:
General and administrative	252,169	392,408	888,278	1,281,796
Sales and marketing	129,657	151,623	376,693	400,600
Research and development	75,573	50,401	234,857	163,386
Gain on settlement of accounts payable	--	(21,040)	--	(21,040)
	457,399	573,392	1,499,828	1,824,742

Loss from operations	(456,921)	(520,716)	(1,433,004)	(1,633,893)

Other income (expense):
Interest income	141	248	1,208	837
Finance fees	--	--	--	(9,539)
Interest expense	(15,932)	(20,794)	(59,402)	(66,507)
Total other income (expense)	(15,791)	(20,546)	(58,194)	(75,209)

Net loss	$(472,712)	$(541,262)	$(1,491,198)	$(1,709,102)

Net loss per share, basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	143,580,929	118,770,795	136,854,527	116,129,249

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,491,198)	$(1,709,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,676	8,022
Stock-based compensation expense	132,871	530,447
Write-off of accounts receivable	813	26,174
Write-down of lease receivable	20,113	--
Accretion of interest on convertible notes	--	9,682
Gain on settlement of accounts payable	--	21,040
Changes in operating assets and liabilities:
Accounts receivable	(6,060)	(3,908)
Lease receivable	13,883	12,260
Note receivable	10,760	--
Inventory	15,311	(19,094)
Other receivable	12,081	--
Prepaid expenses and other	(12,626)	9,298
Accounts payable	(45,967)	114,920
Accrued expenses	52,783	(47,300)
Customer deposits	(5,420)	20,000
Net cash used in operating activities	(1,212,980)	(1,027,561)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,529,900	661,500
Repayment of notes payable	--	(250,000)
Repayment of convertible debentures	--	(55,000)
Proceeds from issuance of convertible debentures	--	500,000
Proceeds from issuance of convertible promissory notes	--	500,000
Net cash provided by financing activities	1,529,900	1,356,500
Increase in cash	316,920	328,939
Cash - beginning of period	145,993	65,660
Cash - end of period	$462,913	$394,599
Supplemental disclosure of cash flow information:
Cash paid for interest	$891	$32,436
Cash paid for income taxes	$5,462	$--
Non-cash operating activity:
Issuance of 360,000 shares of common stock as payment of director fees	$36,000	$--
Non-cash financing activity:
Issuance of 2,185,585 shares of common stock as payment of $150,000 of principal and $47,148 of interest on convertible debentures and issuance of 562,500 shares of common stock as payment of $45,000 principal on convertible debentures	$197,148	$45,000
Issuance of 4,602,750 shares of common stock as payment of $400,000 of principal and $36,165 of interest on convertible promissory notes	$436,165	$--
Refinance of accrued interest and fees related to notes payable	$--	$26,125

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.           Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations and an accumulated deficit of $17,215,099 as of September 30, 2012.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings with equity and/or debt investors in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not anticipate establishing any lending relationships with commercial banks in the foreseeable future due to its limited operations and assets.  The Company continues to execute its strategy of selling anolyte and catholyte solutions and leasing its EcaFlo™ equipment to fund its operations and is focused on obtaining additional capital through the private placement of its securities.  The Company is pursuing potential equity and/or debt investors and, from time to time, has engaged placement agents to assist it in this initiative.  While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

2.           Inventory

As of September 30, 2012 and December 31, 2011, inventory consisted of the following:

	September 30, 2012	December 31, 2011
Parts and materials	$147,250	$133,048
Finished goods	56,648	86,161
	$203,898	$219,209

3.           Lease Receivable

The Company entered into a lease arrangement with a customer with respect to certain EcaFlo™ equipment which the Company recorded as a sales-type lease.  On July 10, 2012, the Company was notified by the customer that it could no longer make any additional lease payments.  On July 12, 2012, as a result of the customer’s default and in accordance with the terms of the lease arrangement, the Company repossessed the equipment.  As of the date of the customer’s default, the Company collected $44,000 of lease payments under this lease arrangement.  The Company does not expect to receive any additional lease payments under this lease arrangement.  The Company recorded a $20,113 write-down of the lease receivable related to this lease arrangement in order to reflect the cost basis of the equipment repossessed by the Company.  During the nine months ended September 30, 2012, the Company recognized $658 of interest income related to this lease arrangement.

4.           Note Receivable

The Company has a note receivable with a customer relating to the sale of certain EcaFlo™ equipment.  The note payments are $1,250 per month over a 34-month term which commenced on January 15, 2011.  The Company imputed interest on this note receivable at a rate of 3% per annum.  During the three and nine months ended September 30, 2012, the Company recognized $141 and $490, respectively, of interest income related to this note receivable.  As of September 30, 2012 and December 31, 2011, the current portion of the note receivable was $14,707 and $16,364, respectively, and the long-term portion was $1,745 and $10,848, respectively.

5.           Property and Equipment

As of September 30, 2012 and December 31, 2011, property and equipment, on a net basis, consisted of the following:

	September 30, 2012	December 31, 2011
Leasehold improvements	$328,977	$328,977
Equipment	41,240	41,240
	370,217	370,217
Less: Accumulated depreciation	(220,288)	(130,612)
	$149,929	$239,605

6.           Accrued Expenses

As of September 30, 2012 and December 31, 2011, accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Accrued compensation	$115,000	$128,415
Accrued interest	10,973	36,103
Accrued other expenses	9,633	1,618
	$135,606	$166,136

7.           Customer Deposits

On March 29, 2011, the Company issued a credit in the amount of $36,109 to a consultant to be used to purchase the Company’s products.  This credit was issued as payment to the consultant for consulting services rendered to the Company.  As of September 30, 2012 and December 31, 2011, the Company recorded this amount as a customer deposit.  In addition, as of December 31, 2011, the Company received $5,420 of lease payments related to subsequent periods, which amount was recorded as customer deposits.

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

During the three and nine months ended September 30, 2012, the Company recorded a total of $756 and $2,252, respectively, of interest expense related to this convertible debenture.  As of September 30, 2012 and December 31, 2011, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $6,695 and $4,442, respectively, which amounts are included as a component of accrued expenses.

Kinsey Convertible Debenture

On July 7, 2011, in a private placement, the Company issued to E. Wayne Kinsey, III, a member of the Company’s board of directors, an 8% convertible debenture in the amount of $150,000 (the “Kinsey Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000.  The Kinsey Debenture had a three-year term that was due to mature on July 7, 2014, and accrued interest at a rate of 8% per annum.  Interest was payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elected to pay the interest in shares of its common stock, the number of shares issued as payment would be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock, as defined in the Kinsey Debenture.

The entire principal amount of the Kinsey Debenture was convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share, subject to a weighted average adjustment for certain issuances or sales of the Company’s common stock at a price per share less than $0.08.  The quoted market price of the Company’s common stock as of July 7, 2011 was $0.08 per share.  The Company determined that the value attributable to the weighted average adjustment to the conversion price that would result from certain issuances or sales of the Company’s common stock was de minimis.

On August 17, 2012, the Company issued to Mr. Kinsey 1,500,000 shares of the Company’s common stock in connection with Mr. Kinsey’s election to convert the entire outstanding principal amount of the Kinsey Debenture.  Pursuant to the terms of the Kinsey Debenture, the outstanding principal was converted into shares of Common Stock at $0.10 per share.  As a result of this conversion, the Kinsey Debenture was cancelled.

On August 17, 2012, the Company issued 193,895 shares of the Company’s common stock as payment of $13,348 of accrued interest due on the Kinsey Debenture for the period commencing July 7, 2011 through August 16, 2012.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the quoted market price of the Company’s common stock ($0.07 per share for the period commencing July 7, 2011 through July 6, 2012 and $0.06 per share for the period commencing July 7, 2012 through August 16, 2012), as defined in the Kinsey Debenture.

For the three and nine months ended September 30, 2012, the Company recorded $1,348 and $7,414, respectively, of interest expense related to the Kinsey Debenture.

Zanett Convertible Debentures

On August 21, 2012, the Company issued to Zanett Opportunity Fund, Ltd. (“Zanett”) an 8% convertible debenture in the amount of $476,125 (the “Zanett Debenture”).  In connection with this private placement, the Company refinanced the 8% convertible debenture, in the principal amount of $376,125, issued to Zanett on July 7, 2011 (the “Zanett July 2011 Debenture”) and refinanced the 8% convertible secured promissory note, in the principal amount of $100,000, issued to Zanett on September 23, 2011 (see Note 9).  As a result of the issuance of the Zanett Debenture, the Zanett July 2011 Debenture and the 8% convertible secured promissory note were cancelled.

The Zanett Debenture has a three-year term maturing on August 21, 2015 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock, as defined in the Zanett Debenture.

The entire principal amount of the Zanett Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share.  In addition, at the option of the Company, the entire principal amount of the Zanett Debenture is convertible into shares of the Company’s common stock at $0.10 per share upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of ten consecutive trading days is greater than or equal to $0.15 per share.  The quoted market price of the Company’s common stock as of August 21, 2012 was $0.05 per share.  An aggregate of 4,761,250 shares of the Company’s common stock can be issued pursuant to the Zanett Debenture at the current conversion price of $0.10 per share.

On August 21, 2012, the Company issued 491,690 shares of the Company’s common stock to Zanett as payment of $33,800 of accrued interest due on the Zanett July 2011 Debenture for the period commencing July 7, 2011 through August 21, 2012.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.07 per share for the period commencing July 7, 2011 through July 6, 2012 and $0.06 per share for the period commencing July 7, 2012 through August 21, 2012) as defined in the Zanett July 2011 Debenture.

For the three and nine months ended September 30, 2012, the Company recorded $4,279 of interest expense related to the Zanett Debenture.  For the three and nine months ended September 30, 2012, the Company recorded $3,710 and $18,922, respectively, of interest expense related to the Zanett July 2011 Debenture.  As of September 30, 2012, the outstanding principal on the Zanett Debenture was $476,125 and the accrued and unpaid interest was $4,279, which amount is included as a component of accrued expenses.

9.           Convertible Promissory Notes

On September 23, 2011, the Company, Mr. Kinsey and Zanett entered into a note purchase agreement, pursuant to which Mr. Kinsey and Zanett each purchased an 8% convertible secured promissory note from the Company in the principal amounts of $400,000 and $100,000, respectively (each a “Secured Note,” and together, the “Secured Notes”).  The Company received gross proceeds of $500,000 in connection with this private placement of the Secured Notes.

Each of the Secured Notes was secured by all of the assets of the Company, including intangible assets such as intellectual property and trademarks, as detailed in a Security Agreement dated September 23, 2011 between the Company and Mr. Kinsey, as agent for the holders of the Secured Notes.  Each of the Secured Notes had a three-year term maturing on September 23, 2014 and accrued interest at a rate of 8% per annum.  Interest was payable in quarterly installments, beginning on October 1, 2011.  If the Company or the holder elected for the interest to be paid in shares of the Company’s common stock, the number of shares issued as payment would be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Secured Notes.

The entire principal amount of each of the Secured Notes was convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share, subject to a weighted average adjustment for certain issuances or sales of the Company’s common stock at a price per share less than $0.08.  The quoted market price of the Company’s common stock as of September 23, 2011 was $0.08 per share.  The Company determined that the value attributable to the weighted average adjustment to the conversion price that would result from certain issuances or sales of the Company’s common stock was de minimis.

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

On August 17, 2012, the Company issued to Mr. Kinsey 4,000,000 shares of the Company’s common stock in connection with Mr. Kinsey’s election to convert the Secured Note.  Pursuant to the terms of the Secured Note, the outstanding principal was convertible into shares of the Company’s common stock at $0.10 per share.  As a result of this conversion, the Secured Note issued to Mr. Kinsey was cancelled.

On August 17, 2012, the Company issued 480,733 shares of the Company’s common stock to Mr. Kinsey as payment of $28,844 of accrued interest due on the Secured Note issued to Mr. Kinsey for the period commencing September 23, 2011 through August 16, 2012.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the quoted market price of the Company’s common stock ($0.06 per share) as defined in the Secured Note.

On August 21, 2012, in connection with the issuance of the Zanett Debenture, the Company refinanced the Secured Note issued to Zanett (see Note 8).  As a result, the Secured Note issued to Zanett was cancelled and the collateral securing the Secured Notes was released.

On August 21, 2012, the Company issued 122,017 shares of the Company’s common stock to Zanett as payment of $7,321 of accrued interest due on the Secured Note issued to Zanett for the period commencing September 23, 2011 through August 21, 2012.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.06 per share) as defined in the Secured Note.

For the three and nine months ended September 30, 2012, the Company recorded a total of $5,370 and $25,316, respectively, of interest expense related to the Secured Notes.

10.         Stockholders’ Deficiency

Common Stock Units

On August 17, 2012, the Company sold to Mr. Kinsey common stock units that in aggregate consisted of 6,250,000 shares of the Company’s common stock and a warrant to purchase 3,125,000 shares of the Company’s common stock, for an aggregate purchase price of $500,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.05 per share.

Stock Options

The Company currently has three stock option/stock compensation plans in place:  the 2002 Stock Option Plan, the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Stock Option Plan was approved by the stockholders in July of 2002.  The Company had reserved for issuance an aggregate of 2,000,000 shares of common stock under the 2002 Stock Option Plan.  As of September 30, 2012, 25,000 shares of the Company’s common stock had been issued under the 2002 Stock Option Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2002 Stock Option Plan.

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of September 30, 2012, options to purchase 6,646,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and other proprietary interests in the Company.  It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.  As of September 30, 2012, no grants or awards had been made under the 2012 Equity Incentive Plan.

Common stock grants and stock option awards under the Equity Incentive Plans were issued or granted at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company's common stock on the date of grant or issuance.  Stock options granted and outstanding to date consist of both incentive stock options and non-qualified stock options.

A summary of stock option transactions under the Equity Incentive Plans during the nine months ended September 30, 2012 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	300,000	$0.08	$--
Granted during the period	6,346,920	0.18	--
Exercised during the period	--	--	--
Terminated during the period	--	--	--
Outstanding at September 30, 2012	6,646,920	$0.17	$--
Available for purchase at September 30, 2012	300,000	$0.08	$--
Available for purchase at December 31, 2011	300,000	$0.08	$--

Information with respect to outstanding options and options exercisable as of September 30, 2012 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	300,000	$0.08	1.8	300,000	$0.08	1.8
$0.10	3,013,586	$0.10	7.3	--	--	--
$0.20	1,666,666	$0.20	9.5	--	--	--
$0.30	1,666,668	$0.30	9.5	--	--	--
	6,646,920	$0.10	8.1	300,000	$0.08	1.5

A summary of the non-vested shares subject to options granted under the Equity Incentive Plans as of September 30, 2012 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	--	--
Granted during the period	6,346,920	$0.05
Vested during the period	--	--
Terminated during the period	--	--
Non-vested at September 30, 2012	6,346,920	$0.05

As of September 30, 2012, there was $93,309 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of twenty-three months.

Warrants to Purchase Common Stock

On August 17, 2012, the Company issued a warrant to purchase 3,125,000 shares of the Company’s common stock in connection with the sale of common stock units to Mr. Kinsey (see Common Stock Units).  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.

On September 21, 2012, the Company, TrueLogix, LLC (“TrueLogix”) and each of the managers of Truelogix, Colby J. Sanders (“Sanders”), Patrick T. Lewis (“Lewis”) and Howard B. Gee (“Gee”), entered into a Mutual Termination of Sales Management Services Agreement, whereby the parties agreed to terminate, effective August 31, 2012, the Sales Management Services Agreement (the “Sales Management Agreement”) entered into on December 6, 2011 between the Company and TrueLogix.  In connection with the Sales Management Agreement, the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock to TrueLogix, Sanders, Lewis and Gee.  Pursuant to the terms of the warrants, 1,600,000 shares of the Company’s common stock not vested under the warrants automatically expired on the termination date of the Sales Management Agreement.

A summary of warrant transactions during the nine months ended September 30, 2012 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	33,381,748	$0.18	$46,061
Issued during the period	14,831,250	$0.14	--
Exercised during the period	--	--	--
Terminated during the period	(2,350,000)	$0.17	--
Outstanding at September 30, 2012	45,862,998	$0.17	$--
Available for purchase at September 30, 2012	45,518,550	$0.17	$--
Available for purchase at December 31, 2011	29,487,302	$0.19	$46,061

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants currently issued may vest over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at September 30, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.07 - 0.10	23,056,061	5.2	$0.09	22,711,613	$0.09	5.2
$0.20 - 0.35	20,174,437	2.0	$0.23	20,174,437	$0.23	2.0
$0.40 & 0.50	2,632,500	1.2	$0.50	2,632,500	$0.50	1.2
	45,862,998	3.6	$0.17	45,518,550	$0.17	3.5

A summary of the non-vested shares subject to warrants as of September 30, 2012 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	3,894,446	$0.08
Issued during the period	14,831,250	$0.07
Vested during the period	(16,781,248)	$0.07
Terminated during the period	(1,600,000)	$0.08
Non-vested at September 30, 2012	344,448	$0.09

As of September 30, 2012, there was $19,417 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of one month.

11.         Stock-Based Compensation

During the three and nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General and administrative	$23,135	$101,048	$61,206	$467,564
Sales and marketing	15,625	50,324	56,302	54,324
Research and development	5,473	1,020	15,363	1,020
Finance fees	--	--	--	7,539
	$44,233	$152,392	$132,871	$530,447

For the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense related to stock options and warrants granted to employees and directors of $41,378 and $112,416, respectively.  For the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense related to stock options and warrants granted to non-employees of $2,855 and $20,455, respectively.

For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense related to stock options and warrants granted to employees and directors of $103,688 and $351,729, respectively.  For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense related to stock options and warrants granted to non-employees of $48,704 and $178,718, respectively.

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

For the three and nine months ended September 30, 2012, diluted net loss per share did not include the effect of 6,646,920 shares of common stock issuable upon the exercise of outstanding options, 45,862,998 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2011, diluted net loss per share did not include the effect of 1,350,000 shares of common stock issuable upon the exercise of outstanding options, 36,805,643 shares of common stock issuable upon the exercise of outstanding warrants and 10,573,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

13.         Commitments and Contingencies

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.  The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  As of September 30, 2012, the future minimum lease payments due under this lease agreement are to be paid as follows:  $17,823 during the remainder of fiscal 2012 and $71,291 in fiscal 2013.

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

On July 11, 2012, the South Carolina State Court entered an order that: (a) granted the Company’s motion to dismiss the breach of contract and fraudulent inducement claims in the South Carolina State Court and compelled binding arbitration as to such claims; and (b) denied the Company’s motion to dismiss the causes of action for civil conspiracy, tortious interference and unfair trade practices but issued a stay on these causes of action in the South Carolina State Court until the aforementioned binding arbitration process is complete.

On August 10, 2012, Mr. Prince filed a motion in the South Carolina Court requesting that the South Carolina Court reconsider its earlier order that stayed the causes of action for civil conspiracy, tortious interference and unfair trade practices.

On September 14, 2012, the Company filed its answer in the South Carolina Court to Mr. Prince’s complaint.

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

On May 11, 2012, the Company filed a response to Crystal’s May 7, 2012 filing in which the Company further supported its motion to dismiss dated April 19, 2012.  On August 17, 2012, the Company’s motion to dismiss was denied by the Washington Federal Court.

On September 21, 2012, the Company filed its answer in the Washington Federal Court and on September 27, 2012, the Company and Crystal filed their respective discovery requests.

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

IET produces and sells hypochlorous acid (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte” and, together with Anolyte, the “Solutions”), that provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company manufactures proprietary EcaFlo™ equipment that is used to produce the Solutions for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at a customer’s facility.

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

The Company markets and sells Anolyte under the brand name Excelyte®, as trademarked by Benchmark Energy Products, LLC, and under the brand name EcaFlo™.  We sell Catholyte under the brand name Catholyte Zero.  The Solutions provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  Our Anolyte is registered with the U.S. Environmental Protection Agency (the “EPA”) as a hospital-level surface disinfectant and can be used safely anywhere there is a need to control pathogens, bacteria, viruses, and germs.  Our Catholyte is an anti-oxidizing, mildly alkaline solution ideal for use as a degreaser, cleaner, and detergent.

The Company also leases EcaFlo™ equipment to a customer when the customer’s business model or required volume of Solutions warrants such an arrangement.  Under these agreements, we lease equipment and service support for a fixed monthly price and, in certain agreements, we receive ongoing payments (royalties) for the Solutions produced under the agreement.  We sometimes license to certain customers the right to utilize our EPA registration pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of Solutions produced by our EcaFlo™ equipment.

Our business model is focused on selling Solutions directly to customers.  In situations where a customer desires to have EcaFlo™ equipment on-site, we lease the equipment and maintain ownership as opposed to selling the EcaFlo™ equipment outright.

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

Results of Operations

Revenue.  Total revenue for the three months ended September 30, 2012 was $36,903, as compared to $82,789 for the three months ended September 30, 2011.  The $45,886, or 55%, decrease in revenue for the three months ended September 30, 2012 was primarily due to a decrease in sales of our EcaFlo™ equipment as our focus has migrated from the sale of EcaFlo™ equipment to the sale of Solutions.

Total revenue for the nine months ended September 30, 2012 was $119,955, as compared to $313,118 for the nine months ended September 30, 2011.  The $193,163, or 62%, decrease in revenue for the nine months ended September 30, 2012 was primarily due to a decrease in sales of our EcaFlo™ equipment as our focus has migrated from the sale of EcaFlo™ equipment to the sale of Solutions.

Cost of Sales.  Cost of sales for the three months ended September 30, 2012 was $36,425, as compared to $30,113 for the three months ended September 30, 2011.  The $6,312, or 21%, increase in cost of sales for the three months ended September 30, 2012 was primarily attributable to an increase in costs related to equipment replacement parts.

Cost of sales for the nine months ended September 30, 2012 was $53,131, as compared to $122,269 for the nine months ended September 30, 2011.  The $69,138, or 57%, decrease in cost of sales for the nine months ended September 30, 2012 was primarily attributable to the decrease in the sales of our EcaFlo™ equipment as our focus has migrated from the sale of EcaFlo™ equipment to the sale of Solutions.

Gross Profit.  For the three months ended September 30, 2012 and 2011, gross profit margins were 1% and 64%, respectively.  For the nine months ended September 30, 2012 and 2011, gross profit margins were 56% and 61%, respectively.

General and Administrative Expenses.  For the three months ended September 30, 2012, general and administrative expenses were $252,169, as compared to $392,408 for the three months ended September 30, 2011.  The $140,239, or 36%, decrease in general and administrative expenses for the three months ended September 30, 2012 was primarily the result of a $77,915 reduction in stock-based compensation expense for employees and directors, a $35,499 decrease in employee payroll and related benefit costs, a $29,448 reduction in legal fees primarily related to general corporate activities and SEC filings, a $23,000 decrease in director fees, a $17,726 decrease in consulting fees and an $11,461 decrease in bad debt expense, offset by a $26,384 increase in depreciation expense.

For the nine months ended September 30, 2012, general and administrative expenses were $888,278, as compared to $1,281,796 for the nine months ended September 30, 2011.  The $393,518, or 31%, decrease in general and administrative expenses for the nine months ended September 30, 2012 was primarily the result of a $283,885 reduction in stock-based compensation expense for employees and directors, a $122,475 reduction in stock-based compensation expense for consultants, an $86,813 decrease in consulting fees, a $32,916 decrease in employee payroll and related benefit costs, a $24,567 decrease in taxes primarily related to a reduction in state taxes and payroll taxes, and an $11,592 decrease in accounting fees, offset by an $81,654 increase in depreciation expense, a $43,978 increase in legal fees primarily related to general corporate activities and SEC filings, a $27,717 increase in costs associated with the annual meeting of stockholders and a $13,586 increase in director and officer liability insurance and employer practice liability insurance.

Sales and Marketing Expenses.  For the three months ended September 30, 2012, sales and marketing expenses were $129,657, as compared to $151,623 for the three months ended September 30, 2011.  The $21,966, or 14%, decrease in sales and marketing expenses for the three months ended September 30, 2012 was primarily the result of a $45,849 reduction in stock-based compensation for consultants and a $17,896 decrease in travel expenses, offset by a $22,498 increase in consulting fees, an $11,150 increase in stock-based compensation for employees, and an $8,813 increase in employee payroll and related benefit costs.

For the nine months ended September 30, 2012, sales and marketing expenses were $376,693, as compared to $400,600 for the nine months ended September 30, 2011.  The $23,907, or 6%, decrease in sales and marketing expenses for the nine months ended September 30, 2012 was primarily the result of a $33,686 reduction in travel expenses, a $12,857 decrease in stock-based compensation expense for consultants and a $6,524 reduction in employee payroll and benefit costs, offset by a $14,835 increase in stock-based compensation for employees, a $9,078 increase in equipment warranty related costs and an $8,937 increase in consulting fees.

Research and Development Expenses.  For the three months ended September 30, 2012, research and development expenses were $75,573, as compared to $50,401 for the three months ended September 30, 2011.  The $25,172, or 50%, increase in research and development expenses for the three months ended September 30, 2012 was primarily the result of a $19,675 increase in laboratory testing costs attributable to product labeling and a $4,453 increase in stock-based compensation expense for employees.

For the nine months ended September 30, 2012, research and development expenses were $234,857, as compared to $163,386 for the nine months ended September 30, 2011.  The $71,471, or 44%, increase in research and development expenses for the nine months ended September 30, 2012 was primarily the result of a $38,126 increase in laboratory testing costs attributable to product labeling, a $14,343 increase in stock-based compensation expense for employees, a $12,675 increase in employee payroll and benefit costs and a $9,929 increase in consulting fees primarily related to regulatory activities.

Loss from Operations. During the three months ended September 30, 2012, the loss from operations was $456,921, as compared to $520,716 for the three months ended September 30, 2011.  The $63,795, or 12%, decrease in the loss from operations for the three months ended September 30, 2012 was primarily attributable to a $140,239 decrease in general and administrative expenses and a $21,966 decrease in sales and marketing expenses, offset by a $45,886 decrease in revenue, a $25,172 increase in research and development expense and a $21,040 decrease in gain on settlement of accounts payable.

During the nine months ended September 30, 2012, the loss from operations was $1,433,003, as compared to $1,633,893 for the nine months ended September 30, 2011.   The $200,890, or 12%, decrease in the loss from operations for the nine months ended September 30, 2012 was attributable to a $393,518 decrease in general and administrative expenses, a $69,138 decrease in cost of sales and a $23,907 decrease in sales and marketing expenses, offset by a $193,163 decrease in revenue, a $71,471 increase in research and development expense and a $21,040 decrease in gain on settlement of accounts payable.

Interest Income.  For the three months ended September 30, 2012, interest income was $141, as compared to $248 for the three months ended September 30, 2011.  The decrease in interest income for the three months ended September 30, 2012 relates to the default by a customer on a capital lease agreement.  For the nine months ended September 30, 2012, interest income was $1,208, as compared to $837 for the nine months ended September 30, 2011.  The increase in interest income for the nine months ended September 30, 2012 relates to interest recognized by the Company on its capital lease sales of equipment.

Finance Fees. For the nine months ended September 30, 2012, finance fees were $0 as compared to $9,539 for the nine months ended September 30, 2011.  The decrease in finance fees for the nine months ended September 30, 2012 was primarily due to a decrease in warrants issued as loan fees related to temporary working capital loans.

Interest Expense. For the three months ended September 30, 2012, interest expense was $15,932, as compared to $20,794 for the three months ended September 30, 2011.  The $4,862, or 23%, decrease in interest expense for the three months ended September 30, 2012 was primarily attributable to a decrease in convertible debentures and notes payable.  For the nine months ended September 30, 2012, interest expense was $59,402, as compared to $66,507 for the nine months ended September 30, 2011.  The $7,105, or 11%, decrease in interest expense for the nine months ended September 30, 2012 was primarily attributable to a decrease in convertible debentures and notes payable.

Net Loss.  For the three months ended September 30, 2012, the Company’s net loss was $472,712, as compared to $541,262 for the three months ended September 30, 2011.  The $68,550, or 13%, decrease in the net loss for the three months ended September 30, 2012 was primarily attributable to a $140,239 decrease in general and administrative expenses and a $21,966 decrease in sales and marketing expenses, offset by a $45,886 decrease in revenue, a $25,172 increase in research and development expense and a $21,040 decrease in gain on settlement of accounts payable.

For the nine months ended September 30, 2012, the Company’s net loss was $1,491,197, as compared to $1,709,102 for the nine months ended September 30, 2011.  The $217,905, or 13%, decrease in the net loss for the nine months ended September 30, 2012 was primarily attributable to a $393,518 decrease in general and administrative expenses, a $69,138 decrease in cost of sales, a $23,907 decrease in sales and marketing expenses and a $16,644 decrease in interest expense and loan fees, offset by a $193,163 decrease in revenue, a $71,471 increase in research and development expense and a $21,040 decrease in gain on settlement of accounts payable.

Liquidity and Capital Resources

As of September 30, 2012, IET had working capital of $374,356 and cash on hand of $462,913.  The $316,920 increase in cash on hand from December 31, 2011 was primarily due to the receipt of $1,529,900 of net proceeds from the sale of common stock units, offset by our continuing operating expenses.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our convertible debentures, convertible promissory notes and common stock.

During the nine months ended September 30, 2012, we received $1,529,900 of net proceeds related to the sale of common stock units ($630,000 in January 2012, $260,400 in February 2012, $139,500 in June 2012 and $500,000 in August 2012).  As of November 9, 2012, our cash position was approximately $354,800.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately three months from the filing date of this quarterly report on Form 10-Q.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  The current economic slowdown has made financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.

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

Only July 11, 2012, the South Carolina State Court entered an order that: (a) granted the Company’s motion to dismiss the breach of contract and fraudulent inducement claims in the South Carolina State Court and compelled binding arbitration as to such claims; and (b) denied the Company’s motion to dismiss the causes of action for civil conspiracy, tortious interference and unfair trade practices but issued a stay on these causes of action in the South Carolina State Court until the aforementioned binding arbitration process is complete.

On August 10, 2012, Mr. Prince filed a motion in the South Carolina Court requesting that the South Carolina Court reconsider its earlier order that stayed the causes of action for civil conspiracy, tortious interference and unfair trade practices.

On September 14, 2012, the Company filed its answer in the South Carolina Court to Mr. Prince’s complaint.

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

On May 11, 2012, the Company filed a response to Crystal’s May 7, 2012 filing in which the Company further supported its motion to dismiss dated April 19, 2012.  On August 17, 2012, the Company’s motion to dismiss was denied by the Washington Federal Court.

On September 21, 2012, the Company filed its answer in the Washington Federal Court and on September 27, 2012, the Company and Crystal filed their respective discovery requests.

The Company does not believe there is any merit to Crystal’s allegations and will continue to vigorously defend this action.

Item 1A.      Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Common Stock Units

On August 17, 2012, the Company sold to Mr. Kinsey common stock units that in aggregate consisted of 6,250,000 shares of the Company’s common stock and a warrant to purchase 3,125,000 shares of the Company’s common stock, for an aggregate purchase price of $500,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.05 per share.

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

Item 3.       Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009.  The convertible debenture currently accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  The Company is in default on this convertible debenture and is attempting to restructure the convertible debenture with the holder.  As of September 30, 2012, the accrued and unpaid interest on this convertible debenture was $6,695.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

November 14, 2012	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

November 14, 2012	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
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

4.4
8% Convertible Debenture in the principal amount of $150,000 issued by the Company to Zanett dated July 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K that was filed with the SEC on July 13, 2011).

4.5
Note Purchase Agreement, dated September 23, 2011, among the Company, Kinsey and Zanett (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on October 3, 2011).

4.6
Form of 8% Convertible Secured Promissory Note issued by the Company to each of Kinsey ($400,000) and Zanett ($100,000) on September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K that was filed with the SEC on October 3, 2011).

4.7
Security Agreement, dated September 23, 2011, between the Company and Kinsey, as agent for the Secured Note holders.  Upon the request of the SEC, the Company agrees to furnish copies of each of the following schedules and exhibits:  Schedule I – Capital Securities; Schedule II – Grantors; Schedule III – Patents; Schedule IV – Trademarks; Schedule V – Copyrights; Exhibit A – Form of Patent Security Agreement; Exhibit B – Form of Trademark Security Agreement; Exhibit C – Form of Copyright Security Agreement; Annex I – Form of Supplement to Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K that was filed with the SEC on October 3, 2011).

Exhibit No.	Description
4.8
8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

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
10.9
Sales Management Services Agreement, dated as of December 6, 2011, by and between I.E.T., Inc. and TrueLogix, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on December 6, 2011).

10.9.1
Mutual Termination of Sales Management Services Agreement, dated as of August 31, 2012, among I.E.T., Inc., TrueLogix, LLC, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on September 25, 2012)..

10.10
Warrant, dated October 27, 2011, issued by the Company to Raymond C. Kubacki for the purchase of 468,750 shares of the Company’s common stock (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.11
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

10.12
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