Form 10-K
period 2012-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2013-03-29
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to ______

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0200471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Commerce Street
Little River, South Carolina	29566
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:            (843) 390-2500

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of June 30, 2012, the aggregate fair value of the Registrant’s common stock held by non-affiliates was approximately $6,051,000.

As of March 25, 2013, there were 162,904,214 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

IET produces and sells hypochlorous acid (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte” and, together with Anolyte, the “Solutions”), that provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company manufactures proprietary EcaFlo™ equipment that is used to produce the Solutions for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at a customer’s facility.

Technology

IET produces the Solutions with its proprietary EcaFlo™ equipment which utilizes electro-chemical activation (“ECA”) technology.  ECA technology is a process of passing a diluted saline solution and purified water through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as catholytes and anolytes.

The EcaFlo™ equipment consists of our flow control hardware and system, our proprietary electrolytic cell and operating software algorithms and a touch-screen/PLC interface.  The EcaFlo™ equipment can produce Solutions with great accuracy, dependability and reliability throughout a wide range of pH, free available chlorine and salt concentration parameters to meet the needs of various applications.  The EcaFlo™ equipment can produce Solutions ranging from disinfectants to sanitizers to cleaners.

Products

We produce Anolyte that is effective as a disinfectant without leaving a harmful residue.  The non-toxic and non-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers.  Our Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite.  Our Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella, Pseudomonas aeruginosa, Staphylococcus aureus, Staphylococcus aureus (MRSA), swine influenza virus (H1N1), Escherichia coli, anthrax and Listeria moncytogenes.  Our Anolyte also kills hospital-acquired pathogens such as C. difficile spores and Vacomycin Resistant Enterococcus (VRE) as well as two carbapenem-resistant Enterobacteriaceae (CRE) known as Klebsiella pneumonia carbapenemase (KPC) and New Delhi Metallo-Beta Lactamase (NDM).  Our Anolyte also kills the high-risk blood-borne pathogen HIV and the food-borne pathogens Listeria moncytogenes and Escherichia coli (E. coli).  We also produce Catholyte that is an anti-oxidizing and mild alkaline solution, which is effective as a degreaser and cleaner.

The Company markets and sells Anolyte under the brand name Excelyte®, as trademarked by Benchmark Energy Products, LLC (“Benchmark”), and under the brand name EcaFlo™.  We sell Catholyte under the brand name Catholyte Zero™.  The Solutions provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  Our Anolyte is registered with the U.S. Environmental Protection Agency (the “EPA”) as a hospital level surface disinfectant (EPA Registration No. 82341-1) and can be used safely anywhere there is a need to control pathogens, bacteria, viruses, and germs.

The Company also leases EcaFlo™ equipment to a customer when the customer’s business model or required volume of Solutions warrants such an arrangement.  Under these agreements, we lease equipment and provide service support for a fixed monthly price and, in certain agreements, we receive ongoing payments (royalties) for the Solutions produced under the agreement.  We also license to certain customers the right to utilize our EPA registration pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of Solutions produced by our EcaFlo™ equipment.

Business Strategy

Our business model is focused on selling Solutions directly to customers.  In situations where a customer desires to have EcaFlo™ equipment on-site, we lease the equipment and maintain ownership as opposed to selling the EcaFlo™ equipment outright.

Prior to 2011, our business model was focused on the sale of capital equipment.  At the end of 2010, we began to change the business model of the Company from a capital equipment sales model to a leasing and service model.  Beginning in the summer of 2011, we further refined the business model and began to focus on the sale of Solutions directly to customers.  Accordingly, we have moved the business steadily toward one of providing disinfectant and cleaning solutions to customers at their sites of business.  We seek long-term contracts directly with our targeted customers and through a distributor network.  In some circumstances, where the Solutions will be consumed by the customer in its commercial process, we will lease the EcaFlo™ equipment to that customer.  However, such lease transactions will typically be coupled with an on-going royalty payment linked to the amount of Solutions produced by the customer with the equipment.  When a customer requires the use of our EPA label in order for the customer to directly sell Solutions, we enter into a licensing agreement with the customer requiring a payment of a continuing royalty on the amount of Solutions produced.  We are currently focused on selling the Solutions in three markets:  healthcare facilities; agriculture and dairy production; and oil and gas production.

Healthcare Facilities

Our Anolyte is a hospital-level disinfectant that can be used safely and effectively anywhere hard surfaces are disinfected for the purpose of infectious disease control.  In addition, our Anolyte qualifies as a Centers for Disease Control and Prevention (the “CDC”) Intermediate Disinfectant meeting the Occupational Safety and Health Administration’s blood-borne pathogen standard.

Healthcare facilities are increasingly facing major problems in controlling bacteria and viruses within its facilities.  Of particular note is carbapenem-resistant Enterobacteriaceae (CRE), cited in a CDC Health Advisory dated February 14, 2013.  Our Anolyte eliminates the two most common types of CRE:  Klebsiella pneumonia carbapenemase (KPC) and New Delhi Metallo-Beta Lactamase (NDM).

In addition, our Anolyte eliminates C. difficile spores, a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon.  Illness from C. difficile most commonly affects older adults in hospitals or in long-term care facilities and typically occurs after use of antibiotic medications.  In recent years, C. difficile infections have become more frequent, severe and difficult to treat as C. difficile has increasingly become more resistant to disinfectants.

The ability of our Anolyte to eliminate KPC, NDM and C. difficile as well as other health related bacteria and viruses, including but not limited to, Mycobacterium bovis (Tuberculosis), VRE and HIV, make our Anolyte a very useful product for healthcare facilities.  The efficacy and non-toxic nature of our Anolyte make it an ideal product for a healthcare provider since it can be applied in spray format and can completely cover a facility.

Agriculture and Dairy Production

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

Anolyte can be utilized to improve the health of dairy cows, cattle, and swine.  When introduced to drinking water, the solution is effective at not only reducing the bacteria build-up in the piping systems of the irrigation and watering systems, but also at reducing the need for antibiotics in animals.  Similarly, introduction of Anolyte in the drinking water at egg production facilities helps clear the system of bacteriological infection and biofilm, improves the health of the chickens, and increases both egg production and feed conversion.

The Company’s dairy customers use our Anolyte as a pre-milking teat conditioner, a laundry application for micro-fiber towels used on teats, a stall and surface disinfectant for use in dairy barns and a treatment for the water being consumed by the dairy cows.

Oil and Gas

Over the past decade, the process known as hydraulic fracturing has dramatically changed the way companies drill for oil and gas.  In this process, fracturing fluids – which contain proppants (sand) and vast amounts of water, in addition to biocides and other chemicals that can be very toxic to humans – are pumped into oil and gas wells at high pressure in order to more completely fracture subterranean rock formations and release the oil and natural gas trapped in those formations.   Millions of gallons of “make-up” water are used in the fracturing process each day.  Many more millions of gallons of water return to the surface as “produced water” after drilling is completed.  Both the make-up water used in fracturing fluids and the produced water must be treated to control or eliminate the bacteria and other unwanted microorganisms often present in those waters.  The Company believes that its Anolyte is more effective, and environmentally safer, than other competing chemical technologies in treating both the make-up water and the produced water.  In addition, our Anolyte can be used to reduce the hydrogen sulfide and bacteria present in production wells, reducing the amount of corrosion occurring in the production well and thereby reducing the maintenance required on a well and improving the quality of the oil and gas produced.

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

Research conducted between IET and CCU was published in Food Microbiology in February 2008 in an article titled “Reduction of bacteria on spinach, lettuce, and surfaces in food service areas using neutral electrolyzed oxidizing water”.  The research evaluated and illustrated the efficacy of Anolyte solutions resulting in the reduction of Escherichia coli, Salmonella typhimurium, Staphylococcus aureus, Listeria monocytogenes, and Enterococcus faecalis on lettuce, spinach and food contact surfaces.

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

The EPA, through its Office of Research and Development’s National Homeland Security Research Center (“NHSRC”), funded, directed and managed research with Battelle Memorial Institute and released a report titled “Evaluating a Decontamination Technology Based on the Electrochemical Generation of Anolyte Solution against B. anthracis Spores (“Anthrax”)” in December 2011, evaluating Anolyte and our EcaFlo® equipment.  This report documents the results and effectiveness of Anolyte and our EcaFlo® equipment which can be used to treat materials contaminated with Anthrax.  NHSRC has made this publication available to the response community to prepare for and recover from disasters involving chemical and/or biological contamination.

Manufacturing and Principal Suppliers

We currently produce, bottle and ship our Solutions for distribution at our facility in Little River, South Carolina, at a facility in Layton, Utah and at a facility in Ogden, Utah.  We manufacture our EcaFlo® equipment at our facility in Little River, South Carolina.  The raw materials used to manufacture our EcaFlo® equipment include electronic components and the components of our electrolytic cell, which we obtain from various qualified suppliers.  We assemble the electrolytic cell in-house using components which are available to us through multiple suppliers.  We do not deem that we are reliant on any one supplier.

Customers

We principally sell our products directly to commercial customers in diversified industries and geographical regions.  During the year ended December 31, 2012, two customers represented 35% and 29%, respectively, of sales.  The loss of either of these customers would have a material adverse effect on product sales.

Distribution, Sales and Marketing

We manage the distribution, sales and marketing efforts of the Company with our own internal resources.  We expect to outsource a majority of the distribution and sales requirements related to the sale of the Solutions.  We intend to develop a nation-wide network of independent sales representatives and distributors to sell our Solutions.  Our current sales and marketing efforts are focused on the Mountain West states.  We currently are working with four independent sales representatives.  In addition, four distributors are currently selling our Solutions.

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

Patents and Trademarks

We have a process patent pending for oil and gas applications of our Anolyte.  We will continue to develop other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities when deemed feasible.  We currently claim a trade name for EcaFlo™.

Government Regulation

We manufacture and sell in the United States certain disinfecting products that kill or reduce microorganisms (bacteria, viruses, fungi).  The manufacture, labeling, handling and use of these products are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA.  Our Excelyte® and EcaFlo™ Anolyte products are currently registered by the EPA under FIFRA as a hospital-level disinfectant and are approved for use on both food contact surfaces and on non-food contact hard surfaces.  EPA product registration requires meeting certain efficacy, toxicity and labeling requirements and paying ongoing registration fees.  Although generally states do not impose substantive requirements different from those of the EPA, each state in which these products are sold requires registration and payment of a fee.

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

We lease a facility in Little River, South Carolina covering approximately 12,000 square feet.  This is our primary facility and it includes our corporate offices, research and development laboratory, manufacturing operations and warehouse.  The lease for this facility is for a five-year term commencing January 1, 2009 through January 1, 2014.  We also have placed EcaFlo™ equipment in three facilities in Utah for production purposes.  These facilities are either owned or leased by one of our independent sales representatives or their affiliates.  The EcaFlo™ equipment remains our property.

Item 3.	Legal Proceedings

Litigation with Former Chief Executive Officer

On September 23, 2011, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina, by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleged breach of contract and fraudulent inducement by the Company against him with regard to his employment agreement and the termination of his employment.  Mr. Prince claimed that he was owed additional compensation under his terminated employment agreement, and was seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On December 4, 2012, the Company, Mr. Kinsey and Mr. Prince entered into a Settlement and Release Agreement with respect to this action.  As part of the settlement, the Company paid $5,000 to Mr. Prince.  In addition, the Company, Mr. Kinsey and Mr. Prince agreed to unconditional mutual releases regarding, among other things, all of the claims made by Mr. Prince in the civil complaint, as amended.

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

This action is currently in its discovery stage.  The Company does not believe there is any merit to Crystal’s allegations and will continue to vigorously defend this action.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the ticker symbol “IEVM.”  Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing January 1, 2011 through December 31, 2012 as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2012	High	Low
First Quarter	$0.09	$0.05
Second Quarter	0.09	0.06
Third Quarter	0.07	0.05
Fourth Quarter	0.06	0.02

Year Ended December 31, 2011	High	Low
First Quarter	$0.15	$0.08
Second Quarter	0.10	0.07
Third Quarter	0.10	0.06
Fourth Quarter	0.09	0.06

The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or another national exchange would offer.  As of March 25, 2013, we had approximately 14 market makers for our common stock, the largest of which were Cantor Fitzgerald & Co., Citadel Securities LLC, Maxim Group LLC, Pershing LLC, Wilson-Davis & Co., Inc., Monarch Bay Securities LLC, UBS Securities LLC and Stock Cross Financial Services, Inc.

Stockholders

As of March 25, 2013, there were approximately 145 registered holders of our common stock and 162,904,214 shares issued and outstanding.  In addition, 46,127,998 shares of common stock were subject to outstanding warrants, 5,813,587 shares of common stock were subject to outstanding stock options and 4,823,750 shares of common stock were subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended December 31, 2011

There were no sales of unregistered securities during the fiscal year ended December 31, 2012, other than those reported on Forms 10-Q and/or 8-K filed by IET during the year ended December 31, 2012.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this annual report on Form 10-K.

Item 6.	Selected Financial Data

IET is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about IET’s financial condition and results of operations for the years ended December 31, 2012 and 2011.  This information should be read in conjunction with IET’s audited consolidated financial statements for the years ended December 31, 2012 and 2011 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

Background

IET is a Nevada corporation headquartered in Little River, South Carolina that operates through its wholly-owned subsidiary, I.E.T., Inc., which is also a Nevada corporation.  See “Item 1. Business – General.”

IET produces and sells Solutions that provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company manufactures proprietary EcaFlo™ equipment that is used to produce the Solutions for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at a customer’s facility.  See “Item 1. Business.”

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

Stock-Based Compensation

IET accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include issuances of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant or issuance.

IET accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include issuances of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

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

Results of Operations

Revenue.  Total revenue for the year ended December 31, 2012 was $155,053, as compared to $403,554 for the year ended December 31, 2011.  The $248,501, or 62%, decrease in revenue for the year ended December 31, 2012 was primarily due to a $195,453 decrease in sales of our EcaFlo™ equipment as our focus has migrated from the sale of EcaFlo™ equipment to the sale of Solutions.

Cost of Sales.  Cost of sales for the year ended December 31, 2012 was $25,794, as compared to $114,518 for the year ended December 31, 2011.  The $88,724, or 77%, decrease in cost of sales for the year ended December 31, 2011 was primarily attributable to the decrease in the sales of our EcaFlo™ equipment as our focus has migrated from the sale of EcaFlo™ equipment to the sale of Solutions.

Gross Profit.  For the years ended December 31, 2012 and 2011, gross profit margins were 83% and 72%, respectively.

General and Administrative Expenses.  For the year ended December 31, 2012, general and administrative expenses were $1,195,720, as compared to $1,721,768 for the year ended December 31, 2011.  The $526,048, or 31%, decrease in general and administrative expenses for the year ended December 31, 2012 was primarily the result of a $365,915 reduction in stock-based compensation expense for employees and directors, a $122,475 reduction in stock-based compensation expense for consultants, a $93,436 decrease in employee payroll and related benefit costs, a $66,246 decrease in consulting fees, a $14,871 decrease in travel expenses and a $13,469 decrease in taxes primarily related to a reduction in state taxes and payroll taxes, offset by a $45,541 increase in facility expenses related to additional office space and warehouse space, a $40,000 increase in director compensation, a $27,717 increase in costs associated with the annual meeting of stockholders and a $17,762 increase in legal fees primarily related to general corporate activities and litigation.

Sales and Marketing Expenses. For the year ended December 31, 2012, sales and marketing expenses were $495,038, as compared to $528,563 for the year ended December 31, 2011.  The $33,525, or 6%, decrease in sales and marketing expenses for the year ended December 31, 2012 was primarily the result of a $14,871 reduction in travel expenses, a $29,617 decrease in stock-based compensation expense for consultants and a $15,731 reduction in employee payroll and benefit costs, offset by a $14,835 increase in stock-based compensation for employees and a $21,203 increase in marketing and consulting expenses.

Research and Development Expenses. For the year ended December 31, 2012, research and development expenses were $295,788, as compared to $199,974 for the year ended December 31, 2011.  The $95,814, or 48%, increase in research and development expenses for the year ended December 31, 2012 was primarily the result of a $37,650 increase in laboratory testing costs attributable to product labeling, an $18,360 increase in stock-based compensation expense for employees, a $20,726 increase in employee payroll and benefit costs and an $18,169 increase in consulting fees primarily related to regulatory activities.

Operating Income.  During the year ended December 31, 2011, we recognized a gain on the settlement of accounts payable of $35,442 related to certain vendor obligations.

Loss from Operations. During the year ended December 31, 2012, the loss from operations was $1,857,287, as compared to $2,125,827 for the year ended December 31, 2011.   The $268,540, or 13%, decrease in the loss from operations for the year ended December 31, 2012 was attributable to a $526,048 decrease in general and administrative expenses, an $88,724 decrease in cost of sales and a $33,525 decrease in sales and marketing expenses, offset by a $248,501 decrease in revenue, a $95,814 increase in research and development expense and a $35,442 decrease in gain on settlement of accounts payable.

Interest Income.  For the year ended December 31, 2012, interest income was $1,432, as compared to $2,848 for the year ended December 30, 2011.  The decrease in interest income for the year ended December 31, 2012 relates to the default by a customer on a capital lease agreement.

Finance Fees. For the year ended December 31, 2012, finance fees were $0 as compared to $9,539 for the year ended December 30, 2011.  The decrease in finance fees for the year ended December 31, 2012 was primarily due to a decrease in warrants issued as loan fees related to temporary working capital loans.

Interest Expense. For the year ended December 31, 2012, interest expense was $69,643, as compared to $89,027 for the year ended December 30, 2011.  The $19,384, or 22%, decrease in interest expense for the year ended December 31, 2012 was primarily attributable to a decrease in interest expense on convertible debentures and notes payable resulting from the conversion to common stock or payoff of outstanding principal.

Net Loss.  For the year ended December 31, 2012, the Company’s net loss was $1,925,498, as compared to $2,221,545 for the year ended December 31, 2011.  The $296,047, or 13%, decrease in the net loss for the year ended December 31, 2012 was primarily attributable to a $526,048 decrease in general and administrative expenses, a $88,724 decrease in cost of sales, a $33,525 decrease in sales and marketing expenses and a $28,923 decrease in interest expense and loan fees, offset by a $248,501 decrease in revenue, a $95,814 increase in research and development expense and a $35,442 decrease in gain on settlement of accounts payable.

Liquidity and Capital Resources

As of December 31, 2012, IET had working capital deficiency of $154,584 and cash on hand of $180,489.  The $34,496 increase in cash on hand from December 31, 2011 was primarily due to the receipt of $1,529,900 of net proceeds from the sale of common stock units, offset by our continuing operating expenses.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our convertible debentures, convertible promissory notes and common stock.

During the year ended December 30, 2012, we received $1,529,900 of net proceeds related to the sale of common stock units ($630,000 in January 2012, $260,400 in February 2012, $139,500 in June 2012 and $500,000 in August 2012).  Subsequent to the year ended December 31, 2012, we received $317,000 of net proceeds related to the sale of our common stock ($218,000 in February 2013 and $99,000 in March 2013).

As of March 25, 2013, our cash position was approximately $183,000.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately three months from the filing date of this annual report on Form 10-K.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  The current economic slowdown has made financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in IET's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in IET's reports filed under the Exchange Act is accumulated and communicated to management, including IET's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of IET’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that IET’s internal control over financial reporting was effective as of December 31, 2012.

Item 9B.	Other Information

Common Stock Issued to Directors

On February 4, 2013, the Company issued an aggregate of 1,485,714 shares of the Company’s common stock as settlement of $52,000 of director fees due certain members of the Company’s board of directors for services rendered in 2012.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company was $0.035.

In connection with the issuances of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Sale of Common Stock

On February 12, 2013, the Company sold to Mr. Kinsey 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  In addition, the Company sold 3,333,333 shares of its common stock to an institutional investor for an aggregate purchase price of $100,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.  The Company incurred offering costs of $7,000 in connection with this offering.

On March 1, 2013, the Company sold 2,500,000 shares of its common stock to an institutional investor for an aggregate purchase price of $75,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.

On March 22, 2013, the Company sold 800,000 shares of its common stock to an individual investor for an aggregate purchase price of $24,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.

The Company will use the net proceeds from the aforementioned offerings for working capital purposes, including the continued roll-out of its previously disclosed sales and marketing strategy.  In connection with the issuances of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued to Consultant

On February 28, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $9,125, representing the fair market value of the shares on the date of issuance.

In connection with the issuance of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Each director serves for a term set to expire at the next annual meeting of stockholders of IET. The executive officers serve in accordance with IET’s bylaws and at the discretion of IET’s board of directors.  The name, age, principal occupation or employment and biographical information of each member of the board of directors and each executive officer of IET are set forth below:

Name	Age	Principal Occupation or Employment	Director Since
David R. LaVance	59	Chairman, President and Chief Executive Officer of IET	2011
Raymond C. Kubacki	68	Chairman, President and Chief Executive Officer of Psychemedics Corporation	2011
David N. Harry	62	Senior Fellow Technology, Rockwater Energy Solutions, Inc.	2007
Valgene L. Dunham, Ph.D.	71	Retired Vice President for Grants, Contract Administration and Research Planning of Coastal Carolina University	2004
E. Wayne Kinsey, III	62	Retired President and Chief Executive Officer of Benchmark Performance Group, Inc.	2007
Thomas S. Gifford	43	Executive Vice President, Chief Financial Officer and Secretary of IET	N/A

There are no family relationships among the current executive officers and directors of IET.  None of the current executive officers or directors of IET are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance who serves as the chairman of Hologic, Inc. (NASDAQ:  HOLX) and the chairman of Scivanta Medical Corporation (OTC Bulletin Board:  SCVM), Mr. Kubacki, who serves as the chairman of Psychemedics Corporation (NASDAQ:  PMD) and Thomas S. Gifford, who serves as a director of Scivanta Medical Corporation (OTC Bulletin Board:  SCVM).

Biographical Information

Directors

David R. LaVance:  Mr. LaVance has served as IET’s Chairman, President and Chief Executive Officer since June 16, 2011 and has served as a director of the Company since March 3, 2011.  From May 22, 2011 to June 16, 2011, Mr. LaVance served as Executive Chairman of the Company.  Mr. LaVance also is the President and co-founder of Century Capital Associates LLC, a consulting firm, which was founded in 1997.  Since March 2003, he has also served as the Chairman, President and Chief Executive Officer of Scivanta Medical Corporation (OTC Bulletin Board:  SCVM), a publicly traded medical device company that is developing a cardiac monitoring system.  Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies from 1995 through 1997.  Prior to joining KPMG Health Ventures, Mr. LaVance was a founder of Physicians Data Corporation, a health informatics company formed in 1994, and served as the President of Nuclear Care, Inc., a nuclear imaging clinical services provider from 1992 through 1995.  Before founding Nuclear Care, Mr. LaVance held a series of operating positions with Dornier MedTech America, Inc., a medical device company that specializes in lithotriptors and other medical devices, ultimately serving as the President of Dornier MedTech in Japan from 1990 to 1992.  Mr. LaVance currently serves as the Chairman of Hologic, Inc. (NASDAQ:  HOLX), a publicly traded company specializing in women’s health diagnostic and therapeutic medical devices, where he has been a director since December 2002.  From June 2008 through July 2011, Mr. LaVance served as the Lead Independent Director of Hologic.  Mr. LaVance currently serves on the nominating and corporate governance committee, the corporate development committee, the compensation committee and the audit committee of Hologic.  Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University.  As our President and Chief Executive Officer, Mr. LaVance has direct responsibility for the Company’s strategy and operations.  This position, together with his many years of experience in corporate management, makes him an invaluable contributor to the board.

Raymond C. Kubacki:  Mr. Kubacki has served as a director of the Company since March 3, 2011.  Since 1991, Mr. Kubacki has served as the President and Chief Executive Officer of Psychemedics Corporation (PMD: NASDAQ), the world’s largest supplier of drugs of abuse testing using hair analysis.  He has also served as Chairman of the Board of Psychemedics Corporation since 2003.  Prior to joining Psychemedics Corporation, he held a number of senior management positions in finance, marketing, and manufacturing with Reliance Electric Company and Acme-Cleveland Corporation and as an investment officer at Massachusetts Financial Services Company.  Mr. Kubacki served on the board of directors for Integrated Alarm Services Group, Inc., as well as the audit, nominating and governance and compensation committees, from June 2004 until its merger with Protection One, Inc. in April 2007.   He served on the board of directors of Protection One, Inc. and its audit committee and was the designated “financial expert” of the audit committee until the company’s sale in June 2010.  From September 2007 until its sale in January 2008, Mr. Kubacki served on the board of directors of Centaurus Pharmaceuticals, Inc.  Mr. Kubacki currently serves on the board of trustees of the Center for Excellence in Education, a non-profit organization dedicated to nurturing careers of excellence and leadership in science and technology for academically gifted high school and college students.  Mr. Kubacki received his B.A. degree from Harvard University and his M.B.A. from Harvard Business School, and also holds an Executive Masters Professional Director Certification, the highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization.  Mr. Kubacki’s mix of leadership, management, strategic and finance skills and experience, enable him to provide important experience and insights to the board.

David N. Harry:  Mr. Harry has served as a director of the Company since June 21, 2007.  Mr. Harry is a Senior Fellow-Technology with Rockwater Energy Solutions, Inc. and is the former Executive Vice President and Chief Technical Officer of Benchmark Performance Group, Inc.,.  In 2011, Benchmark was rolled-up as one of the founding companies of Rockwater.  Rockwater is a leading provider of services and products related to the management and treatment of water, and the development of chemicals for use in the oil and gas industry.  Mr. Harry began his career as an analytical chemist in 1977.  After spending two years in testing laboratories, Mr. Harry joined a major oilfield pressure pumping service company, where he served between 1979 and 1982 as a field chemist, District Engineer and then Regional Sales Engineer.  After another two years as Technical Manager for an independent pressure pumping service company, Mr. Harry joined Benchmark in 1984 to assist it with its growing dry and liquid chemical blending business.  Mr. Harry was Benchmark's Chief Technical Officer from 1990 through 2011, directing all of Benchmark’s quality control, technical support and product development activities.  Under his technical leadership, over 40 patents have been issued to Benchmark, ten of which bear his name as inventor.  Mr. Harry is a member of the Society of Petroleum Engineers and the American Chemical Society.  He received his B.S. degree and M.S. degree from Stephen F. Austin State University and conducted post-graduate work in limnology and hydrology at Texas A&M University.  Mr. Harry’s scientific background and understanding of our technology and its applications, particularly in the area of oil and gas, provide important insights to the board.

Valgene L. Dunham, Ph.D.:  Dr. Dunham has served as a director of the Company since January 19, 2004.  In December 2003, Dr. Dunham retired from the position of Vice President for Grants, Contract Administration and Research Planning for Coastal Carolina University in South Carolina where he is currently a Distinguished Professor Emeritus.  In the fall semester of 2002, Dr. Dunham served as the Special Assistant to the President of Coastal Carolina University.  In the summer of 2002, Dr. Dunham served as Interim Provost of Coastal Carolina University.  From 1995 through 2002, Dr. Dunham served as Dean of the College of Natural & Applied Sciences of Coastal Carolina University.  In 1969, Dr. Dunham received his Ph.D. in Botany from Syracuse University in New York.  In 1965, Dr. Dunham received his Masters in General Science from Syracuse University in New York.  Dr. Dunham’s scientific background and understanding of our technology and its applications provide important insights to the board.

E. Wayne Kinsey, III:  Mr. Kinsey has served as a director of the Company since June 21, 2007.  From 1981 until his retirement in February 2012, Mr. Kinsey served as President and Chief Executive Officer of Benchmark Performance Group, Inc. (“Benchmark”), a leading developer and supplier of specialty chemicals for the oil well press pumping services industry.  In June 2011, Benchmark was acquired by Rockwater Energy Solutions, Inc.  Mr. Kinsey began his career in the oilfield pumping services industry in 1975 as an equipment operator in Seagraves, Texas.  By 1981, Mr. Kinsey had become distribution manager for a major pumping services company’s materials procurement, specialty blending and transportation and distribution facility in Odessa, Texas.  In 1981, Mr. Kinsey founded Chemical Blending Services, Inc. (the predecessor to Benchmark), a chemicals management and supply organization serving the demanding oil and gas service industry.  In the ensuing 25 years, Benchmark grew under Mr. Kinsey's leadership from a simple “service first” chemical supplier into one of the world’s foremost developers and manufacturers of industrial and specialty chemicals, with an emphasis on chemical products and chemical solutions for the oil well pressure pumping service industry.  In 1993, Mr. Kinsey worked in support of the founding of the Hillcrest School (for children with learning differences) in Midland, Texas, and he served for several years as a member of the School's Board of Directors.  In 1997, Mr. Kinsey was appointed by then Governor George W. Bush to the Continuing Advisory Committee for Special Education.  In 2001, he was appointed to the Advisory Board of Directors of Houston Achievement Place.  In 2004, Mr. Kinsey was appointed to the Board of Directors of the Texas Enterprise Fund.  A number of the patents held by Benchmark bear Mr. Kinsey’s name as an inventor.  Mr. Kinsey’s solid foundation in strategic development coupled with extensive experience in executing initiatives for growth stage companies enable him to provide valuable insights to the board.

Non-Director Executive Officer

Thomas S. Gifford:  Mr. Gifford has served as IET’s Chief Financial Officer since May 22, 2011 and as its Executive Vice President and Secretary since June 16, 2011.  Mr. Gifford is also the Vice President and co-founder of Century Capital Associates LLC.  Since March 2003, he has also served as the Executive Vice President, Chief Financial Officer and Secretary of Scivanta Medical Corporation (OTC Bulletin Board:  SCVM), a publicly traded medical device company that is developing a cardiac monitoring system.  Mr. Gifford is a licensed attorney in New York and New Jersey and is a Certified Public Accountant.  He was formerly a Manager and Associate Director of KPMG Health Ventures.  Prior to KPMG Health Ventures, Mr. Gifford was an accountant for KPMG Peat Marwick LLP from 1990 through 1994, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies.  Mr. Gifford currently serves on the board of directors of Maloy Risk Services, Inc., a privately held insurance brokerage, and Scivanta Medical Corporation.  Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law.

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board.  In addition, the board sometimes conducts business through its committees, including the audit committee, compensation committee and nominating and corporate governance committee.  The board for 2012 consisted of David R. LaVance, Raymond C. Kubacki, David N. Harry, Valgene L. Dunham, Ph.D. and E. Wayne Kinsey, III.  Each of Mr. Kubacki, Mr. Harry and Dr. Dunham qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Audit Committee

The audit committee for 2012 consisted of Raymond C. Kubacki, David N. Harry and Valgene L. Dunham, Ph.D.  Mr. Kubacki is the chairman of the audit committee.  Each of Mr. Kubacki, Mr. Harry and Dr. Dunham qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.  In addition, the board has determined that Mr. Kubacki qualifies as a financial expert pursuant to SEC rules.  The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information, as well as such other responsibilities set forth in the amended and restated charter of the audit committee which was adopted on March 2, 2012 and is available for viewing on IET’s website at www.ietltd.net.

Executive Sessions of Nonemployee Directors

The board and its committees hold executive sessions of its nonemployee directors generally at each meeting.  The chairman of the audit committee serves as the chairperson for these executive sessions.

Section 16 Compliance

Section 16(a) of the Exchange Act requires IET’s directors, executive officers and persons who own more than 10% of IET’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of IET’s common stock (Forms 3, 4 and 5).  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish IET with copies of all Forms 3, 4 and 5 reports they file.

IET believes that all filings required to be made by its directors, executive officers and persons who own more than 10% of IET’s common stock pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed, except for the Form 4 required to be filed for E. Wayne Kinsey, III, a member of the Company’s board of directors, in connection with transactions that occurred on August 17, 2012, which was filed late.  This Form 4 related to Mr. Kinsey’s conversion of a convertible promissory note, his conversion of a convertible debenture and his purchase of commons stock units.

Chief Executive and Senior Financial Officer Code of Ethics

The chief executive and senior financial officers of IET are subject to high standards of honest and ethical conduct when conducting the affairs of IET.  All such individuals must act ethically at all times in accordance with the policies contained in IET's Chief Executive and Senior Financial Officer Code of Ethics.  The Chief Executive and Senior Financial Officer Code of Ethics is available for viewing on IET’s website at www.ietltd.net.

Item 11.	Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to IET for the years ended December 31, 2012 and 2011 of any person who served as IET’s President and Chief Executive Officer during the year ended December 31, 2012 and each other executive officer of IET whose total annual salary and bonus for the year ended December 31, 2012 exceeded $100,000 (“Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)
David R. LaVance,	2012	$235,000	$8,000	$--	$66,839	$--	$--	$--		$309,839
President and Chief Executive Officer (1)	2011	$104,247	$54,000	$--	$220,265	$--	$--	$3,000	(4)	$381,512

Thomas S. Gifford,	2012	$200,000	$7,000	$--	$62,359	$--	$--	$--		$269,359
Executive Vice President, Chief Financial Officer and Secretary (1)	2011	$88,942	$46,000	$--	$220,265	$--	$--	$30,795	(4)(5)	$386,002

(1)
Mr. LaVance became the Company’s President and Chief Executive Officer on June 16, 2011.  From May 22, 2011 through June 15, 2011, Mr. LaVance was the Company’s Executive Chairman.  Mr. Gifford became the Company’s Chief Financial Officer on May 22, 2011 and became the Company’s Executive Vice President and Secretary on June 16, 2011.  Both Mr. LaVance and Mr. Gifford became employees of the Company on May 22, 2011.

(2)	The bonuses awarded for fiscal 2012 and 2011 have been accrued, and are expected to be paid in 2013.

(3)
Option awards consist of warrants issued to purchase common stock.  Amounts shown do not reflect compensation actually received by the Named Executive Officer.  Instead, the amounts shown are the compensation costs we recognized in the fiscal years 2012 and 2011 in accordance with ASC 718.  The accounting for stock-based compensation and the assumptions used to calculate the value of the warrant issuances are set forth under Note 3 “Summary of Significant Accounting Policies: Stock-Based Compensation” and Note 13 “Stockholders’ Deficiency,” respectively, of our audited consolidated financial statements which begin on page F-1 of this annual report on Form 10-K for the year ended December 31, 2012.

(4)
Prior to Mr. LaVance becoming President and Chief Executive Officer of the Company, he was an independent director of the Company.  As of December 31, 2011, $12,000 was accrued and owed by the Company to Mr. LaVance for his services as an independent director.  On March 27, 2012, the Company authorized the issuance of 120,000 shares of common stock to Mr. LaVance, at a price of $0.10 per share, as payment in full of these fees.  These shares of common stock had a fair market value of $6,000 based on the quoted market price ($0.05 per share) of the common stock on the date of issuance.  On March 27, 2012, Mr. LaVance assigned 60,000 shares of the common stock, with a fair market value of $3,000, to Thomas S. Gifford.

(5)
From April 5, 2011 to May 21, 2011, Mr. Gifford was a consultant to the Company providing accounting, financial and business advisory services to the Company.  The Company was billed $27,795 for Mr. Gifford’s consulting services, of which $20,000 was paid in fiscal 2011 and $7,795 was paid in fiscal 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2012.

Option Awards									Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Not Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. LaVance	4/15/11	909,091	(1)	--		--	$0.07	4/15/21	--	$--	--	$--
President and Chief Executive Officer	5/23/11	3,100,000	(2)	--		--	$0.09	5/23/21	--	$--	--	$--
	3/27/12	500,000	(3)	2,000,000	(3)	--	(3)	3/27/22	--	$--	--	$--

Thomas S. Gifford	4/15/11	909,091	(1)	--		--	$0.07	4/15/21	--	$--	--	$--
Executive Vice President, Chief Financial Officer and Secretary	5/23/11	3,100,000	(2)	--		--	$0.09	5/23/21	--	$--	--	$--
	3/27/12	333,333	(3)	1,333,334	(3)	--	(3)	3/27/22	--	$--	--	$--

(1)
On April 21, 2011, the Company issued warrants to its independent directors as partial consideration for service in 2011 as members of the board and related committees.  At the time of the issuance, Mr. LaVance was an independent director and was issued a warrant to purchase 1,818,182 shares of common stock.  The warrant is exercisable at $0.07 per share for a term of ten years and vested upon issuance. On December 27, 2011, Mr. LaVance transferred 909,091 of the shares of common stock underlying the warrant to Mr. Gifford.

(2)
On May 23, 2011, the Company issued warrants to purchase a total of 6,200,000 shares of its common stock to the Company’s executive officers.  Mr. LaVance was issued a warrant to purchase 3,100,000 shares of common stock and Mr. Gifford also was issued a warrant to purchase 3,100,000 shares of common stock.  These warrants are exercisable at $0.09 per share for a term of ten years.  Each warrant vested as follows:  1,550,000 of the shares subject to the warrant became eligible for purchase on May 23, 2011, an additional 86,111 of the shares subject to the warrant became eligible for purchase on and after the first day of each month for a period of seventeen months commencing June 1, 2011, and 86,115 of the shares subject to the warrant became eligible for purchase on December 1, 2012.

(3)
On March 27, 2012, the Company granted incentive stock options to purchase an aggregate of 5,000,000 shares of the Company’s common stock under the 2010 Stock Incentive Plan as follows:  Mr. LaVance – 3,000,000 shares, and Mr. Gifford – 2,000,000 shares.  On December 31, 2012, an aggregate of 833,333 shares of common stock underlying the incentive stock options (500,000 shares for Mr. LaVance and 333,333 shares for Mr. Gifford), with an exercise price of $0.10 per share, were terminated as a result of the Company’s failure to attain breakeven operating results, as defined in the option agreement, for a period of four consecutive months or two consecutive quarters during the year ended December 31, 2012.  The remaining shares of common stock underlying the incentive stock options vest or vested, in aggregate, as follows:  833,333 shares vested on December 31, 2012, 833,333 shares vest on December 31, 2013 and 833,334 vest on December 31, 2014 and may be purchased at a per share exercise price of $0.10, $0.20 and $0.30, respectively; 833,333 shares vest upon the Company achieving at least $5,000,000 of revenues for the twelve-month period ending December 31, 2013 and may be purchased at a per share exercise price of $0.20 per share; and 833,334 shares vest upon the Company achieving at least $10,000,000 of revenues for the twelve-month period ending December 31, 2014 and may be purchased at a per share exercise price of $0.30 per share.  Each of the incentive stock options has a ten-year term, and in the event of a change in control of the Company, as defined in the 2010 Stock Incentive Plan, the incentive stock options become fully vested.

Directors’ Compensation

The following table sets forth information concerning the compensation of the Company’s board of directors who are not Named Executive Officers for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($) (2)(3)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Raymond C. Kubacki	$14,000	$--	$5,984	$--	$--	$--	$19,984
David N. Harry	$13,500	$--	$3,424	$--	$--	$--	$16,924
Valgene L. Dunham, Ph.D.	$13,500	$--	$3,766	$--	$--	$--	$17,266
E. Wayne Kinsey, III	$11,000	$--	$1,712	$--	$--	$--	$12,712

(1)
Effective March 14, 2012, the compensation committee approved cash compensation for non-executive directors consisting of:  (a) annual retainer of $10,000; (b) in-person meeting fee of $2,000 per meeting; and (c) telephonic meeting fee of $500 per meeting.  On February 4, 2013, the Company issued an aggregate of 1,485,714 shares of its common stock to the non-executive directors as full payment of an aggregate of $52,000 of fees as follows:  Mr. Kubacki - 400,000 shares of common stock; Mr. Harry - 385,714 shares of common stock; Dr. Dunham - 385,714 shares of common stock; and Mr. Kinsey - 314,286 shares of common stock.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company was $0.035.

(2)
Effective March 14, 2012, the compensation committee approved stock-based compensation for non-executive directors consisting of:  (a) $10,000 annual retainer; (b) annual committee fees of $6,000 for the audit committee, $3,000 for the compensation committee and $1,000 for the nominating and corporate governance committee; and (c) committee chairman fees of $10,000 for the audit committee, $5,000 for the compensation committee and $2,000 for the nominating and governance committee.  For 2012, the non-executive directors were awarded stock-based compensation based on the following amounts:  Mr. Kubacki - $35,000; Mr. Harry - $20,000; Dr. Dunham - $22,000; and Mr. Kinsey - $10,000.  The stock based compensation was issued as stock options with the number of shares underlying each stock option calculated using the Black-Scholes valuation model based on the amount of the stock-based compensation and the closing price of the Company’s common stock on the date of grant.  As a result, the non-executive directors were granted stock options to purchase an aggregate of 1,346,920 shares of common stock as follows:  Mr. Kubacki - 541,860 shares; Mr. Harry - 309,640 shares; Dr. Dunham - 340,600 shares; and Mr. Kinsey - 154,820 shares.  The shares underlying each of the stock options are exercisable at $0.10 per share and each of the stock options has a ten-year term.  An aggregate of 673,460 shares of common stock underlying the options vested on December 31, 2012 with the remaining 673,460 shares vesting on December 31, 2013.

(3)
Option awards consist of stock options issued to purchase common stock.  Amounts shown do not reflect compensation actually received by the director.  Instead, the amounts shown are the compensation costs we recognized in the fiscal year 2012 in accordance with ASC 718.  The accounting for stock-based compensation and the assumptions used to calculate the value of the warrant issuances are set forth under Note 3 “Summary of Significant Accounting Policies: Stock-Based Compensation” and Note 13 “Stockholders’ Deficiency,” respectively, of our audited consolidated financial statements which begin on page F-1 of this annual report on Form 10-K for the year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 25, 2013, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of IET’s common stock, which is the only class of IET capital stock with shares issued and outstanding, by (1) each director and nominee for director of IET, (2) each of the Named Executive Officers, (3) each person or group of persons known by IET to be the beneficial owner of greater than 5% of IET’s outstanding common stock, and (4) all directors and executive officers of IET as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of IET common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)	4,569,081	2.73%
Thomas S. Gifford (4)(5)	4,402,414	2.63%
Raymond C. Kubacki (6)(7)	4,015,342	2.43%
Valgene L. Dunham (6)(8)	1,706,981	1.04%
E. Wayne Kinsey, III (6)(9)	55,125,491	33.19%
David N. Harry (6)(10)	558,034	*
KC Gamma Opportunity Fund, L.P. (11)(12)	27,861,720	15.80%
Zanett Opportunity Fund, Ltd. (13)(14)(15)	22,234,800	12.67%
Alvin Fund LLC (16)(17)	10,833,333	6.55%
All directors and executive officers as a group (3)(5)(7)(8)(9)(10)	54,470,509	39.36%

*	Represents less than 1% of the issued and outstanding shares of common stock.

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he, she or it has voting or investment power with respect to such security.  This includes shares (a) subject to options and warrants exercisable within sixty days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as IET’s Chairman, President and Chief Executive Officer and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(3)
Includes 909,081 shares of common stock currently available for purchase under the warrant to purchase 1,818,192 shares of common stock issued to Mr. LaVance on April 21, 2011.  On December 27, 2011, Mr. LaVance transferred 909,091 shares of common stock underlying the warrant to Thomas S. Gifford.  Also includes 3,100,000 shares of common stock currently available for purchase under the warrant issued to Mr. LaVance on May 23, 2011 and 500,000 shares of common stock currently available for purchase under the stock option granted to Mr. LaVance on March 27, 2012.

(4)	Such person serves as IET’s Executive Vice President, Chief Financial Officer and Secretary and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(5)
Includes 3,100,000 shares of common stock currently available for purchase under the warrant issued to Mr. Gifford on May 23, 2011 and 909,081 shares of common stock currently available for purchase under the warrant issued by IET to David R. LaVance on April 21, 2011 which was assigned to Mr. Gifford by Mr. LaVance on December 27, 2011.  Also includes 333,333 shares of common stock currently available for purchase under the stock option granted to Mr. Gifford on March 27, 2012.

(6)	Such person serves as a director of IET and maintains a mailing address of 4235 Commerce Street, Little River, South Carolina 29566.

(7)
Includes 2,286,912 shares of common stock available for purchase within under the warrants issued to Mr. Kubacki on April 21, 2011 and October 27, 2011.  Also includes 270,930 shares of common stock currently available for purchase under the stock option granted to Mr. Kubacki on March 27, 2012.

(8)
Includes 969,967 shares of common stock available for purchase under the warrant issued to Dr. Dunham on April 21, 2011.  Also includes 170,300 shares of common stock currently available for purchase under the stock option granted to Dr. Dunham on March 27, 2012.

(9)
Includes 3,125,000 shares of common stock available for purchase under the warrant issued to Mr. Kinsey on August 17, 2012.  Also includes 77,410 shares of common stock currently available for purchase under the stock option granted to Mr. Kinsey on March 27, 2012.

(10)	Includes 154,820 shares of common stock currently available for purchase under the stock option granted to Mr. Harry on March 27, 2012.

(11)	KC Gamma Opportunity Fund, L.P. maintains a mailing address at 112 Route 9 North, Sherman, Connecticut 06784.

(12)	Includes 13,437,500 shares of common stock available for purchase under the warrants issued to KC Gamma Opportunity Fund, L.P. on February 17, 2011 and January 24, 2012.

(13)	Zanett Opportunity Fund, Ltd. (“Zanett”) maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

(14)
Includes 7,850,000 shares of common stock available for purchase under the warrants issued to Zanett on August 19, 2009, December 31, 2009 and December 31, 2010, and 4,761,250 shares of common stock available upon conversion, at the current conversion price of $0.10 per share, of the 8% convertible debenture in the principal amount of $476,125 issued to Zanett on August 21, 2012.

(15)
Includes 104,406 shares of common stock held by McAdoo Capital, Inc. (“McAdoo”), investment manager of Zanett.  Also includes 150,000 shares of common stock available for purchase under the warrants issued to McAdoo on August 19, 2009 and December 31, 2009.  Zanett disclaims beneficial ownership of these shares of common stock and the shares of common stock available for purchase under the warrants except to the extent of its ownership in McAdoo.

(16)	Alvin Fund LLC (“Alvin”) maintains a mailing address at MKH Management Company, LLC, 60 Madison Avenue, New York, NY 10010-1600.

(17)	Includes 2,500,000 shares of common stock available for purchase under the warrants issued to Alvin on February 6, 2012 and June 19, 2012.

Stock Option Plans

IET currently has three stock option/stock compensation plans in place:  the 2002 Stock Option Plan, the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2002 Stock Option Plan was approved by the stockholders in July of 2002.  IET had reserved for issuance an aggregate of 2,000,000 shares of common stock under the 2002 Stock Option Plan.  As of December 31, 2012, 25,000 shares of IET’s common stock had been issued under the 2002 Stock Option Plan.  As a result of the adoption of IET’s 2012 Equity Incentive Plan, no further awards are permitted under the 2002 Stock Option Plan.

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  IET had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of December 31, 2012, options to purchase 5,813,587 shares of IET’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of IET’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of IET’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  IET has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan.  As of December 31, 2012, no grants or awards had been made under the 2012 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 on the number of securities to be issued upon the exercise of outstanding options and the number of securities remaining available for future issuance under the Equity Incentive Plans and the number of securities to be issued upon the exercise of outstanding warrants under equity compensation arrangements not approved by the stockholders.

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	5,813,587	(2)	$0.18	14,000,000
Equity compensation arrangements not approved by security holders (2)	18,109,811	(2)	$0.13	--
Total	23,923,398		$0.14	14,000,000

(1)	IET currently has no equity compensation plans other than the Equity Incentive Plans described herein which have been approved by its stockholders.

(2)
Represents warrants to purchase common stock which were issued and outstanding as of December 31, 2012 as compensation for services rendered to the Company.  See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

Warrants Issued to Zanett and McAdoo as Loan Fee – August 2009

On August 19, 2009, the Company issued warrants to purchase an aggregate 3,500,000 shares of common stock to Zanett (3,400,000 shares) and McAdoo (100,000 shares) as consideration for providing the Company with convertible debt financing.  These warrants have five year terms and are exercisable at $0.10 per share.  As of December 31, 2012, an aggregate 3,500,000 shares of common stock underlying the warrants were vested and available for purchase.

Warrants Issued to Zanett and McAdoo as Loan Conversion Fee – December 2009

On December 31, 2009, the Company issued warrants to purchase an aggregate 3,000,000 shares of common stock to Zanett (2,950,000 shares) and McAdoo (50,000 shares) as consideration for converting certain convertible debentures into common stock.  These warrants have five year terms and are exercisable at $0.10 per share.  As of December 31, 2012, an aggregate 3,000,000 shares of common stock underlying the warrants were vested and available for purchase.

Warrants Issued to Institutional Investor as Loan Fee – November 2010

On November 30, 2010, the Company issued a warrant to purchase 185,000 shares of common stock to an institutional investor as consideration for providing the Company with short term debt financing.  The warrant has a three year term and is exercisable at $0.50 per share.  As of December 31, 2012, all 185,000 shares underlying the warrant were vested and available for purchase.

Warrant Issued to Zanett as Loan Fee – December 2010

On December 9, 2010, the Company issued a warrant to purchase 1,500,000 shares of common stock to Zanett as consideration for providing the Company with short term debt financing.  The warrant has a five year term and is exercisable at $0.20 per share.  As of December 31, 2012, all 1,500,000 shares of common stock underlying the warrant were vested and available for purchase.

Warrants Issued to Independent Directors – April 2011

On April 21, 2011, the Company issued warrants to purchase a total of 4,606,061 shares of the common stock to the Company’s then independent directors as follows: David R. LaVance – 1,818,182 shares; Raymond C. Kubacki – 1,818,182 shares; and Valgene L. Dunham – 969,967 shares.  The warrants were issued as partial consideration for service in 2011 as members of the board and related committees.  These warrants are exercisable at $0.07 per share for a term of ten years and vested upon issuance.  As of December 31, 2012, all 4,606,061 shares of common stock underlying the warrants were vested and available for purchase.

Warrants Issued to Executive Officers

On May 23, 2011, the Company issued warrants to purchase a total of 6,200,000 shares of the Company’s common stock to its executive officers.  David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, was issued a warrant to purchase 3,100,000 shares of common stock and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, also was issued a warrant to purchase 3,100,000 shares of common stock.  These warrants are exercisable at $0.09 per share for a term of ten years.  Each warrant vested as follows:  1,550,000 of the shares subject to the warrant became eligible for purchase on May 23, 2011, an additional 86,111 of the shares subject to the warrant became eligible for purchase on and after the first day of each month for a period of seventeen months commencing June 1, 2011, and 86,113 of the shares subject to the warrant became eligible for purchase on November 1, 2012.  As of December 31, 2012, all 6,200,000 shares of common stock underlying the warrants were vested and available for purchase.

Warrants Issued to TrueLogix, LLC - December 2011

On December 6, 2011, the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock to TrueLogix, LLC (“TrueLogix”) and the managers of Truelogix, Colby J. Sanders , Patrick T. Lewis and Howard B. Gee pursuant to the Sales Management Services Agreement (the “Sales Management Agreement”) entered into by the parties.  The warrants have a three-year term and are exercisable at $0.20 per share.  On September 21, 2012, as a result of the termination of the Sales Management Agreement, 1,600,000 shares of the Company’s common stock under the warrants expired.  As of December 31, 2012, an aggregate 400,000 shares of common stock underlying the warrants were vested and available for purchase and 1,600,000 shares of common stock underlying the warrants expired.

Warrants Issued as Financing Fee - March 2012

On March 2, 2012, the Company issued a warrant to purchase 175,000 shares of the Company’s common stock to a third-party service provider as partial consideration for services rendered to the Company in connection with a financing.  The warrant is exercisable at $0.20 per share and has a term of three years.  The warrant vested upon issuance.  As of December 31, 2012, all 175,000 shares of common stock underlying the warrant were vested and available for purchase.

Warrants Issued as Financing Fee - June 2012

On June 19, 2012, the Company issued a warrant to purchase 93,750 shares of the Company’s common stock to a third-party service provider as partial consideration for services rendered to the Company in connection with a financing.  The warrant is exercisable at $0.20 per share and has a term of three years.  The warrant vested upon issuance.  As of December 31, 2012, all 93,750 shares of common stock underlying the warrant were vested and available for purchase.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, there has not been any transaction or series of related transactions to which we were a participant in the 2012 fiscal year or are currently a participant involving an amount in excess of $120,000 and in which a related party to the Company had or will have a direct or indirect material interest.

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

On August 17, 2012, the Company issued to Mr. Kinsey 1,500,000 shares of the Company’s common stock in connection with Mr. Kinsey’s election to convert the entire outstanding principal amount of the Kinsey Debenture.  Pursuant to the terms of the Kinsey Debenture, the outstanding principal was converted into shares of the Company’s common stock at $0.10 per share.  As a result of this conversion, the Kinsey Debenture was cancelled.

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

Zanett Convertible Debentures

On July 7, 2011, in a private placement, the Company issued to the Zanett Opportunity Fund, Ltd., the beneficial owner of greater than 5% of the Company’s outstanding common stock, an 8% convertible debenture in the amount of $376,125 (the “Zanett July 2011 Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000 and refinanced $200,000 of principal, $11,375 of interest and $14,750 of fees related to a $200,000 promissory note issued to Zanett on January 5, 2011 (the “Zanett January 2011 Note”).  As a result of the issuance of the Zanett July 2011 Debenture, the Zanett January 2011 Note was cancelled.  The Zanett July 2011 Debenture had a three-year term maturing on July 7, 2014 and bore interest at a rate of 8% per annum.

On August 21, 2012, the Company issued to Zanett an 8% convertible debenture in the amount of $476,125 (the “Zanett August 2012 Debenture”).  In connection with this private placement, the Company refinanced the Zanett July 2011 Debenture and refinanced the 8% convertible secured promissory note, in the principal amount of $100,000, issued to Zanett on September 23, 2011 (the “Zanett September 2011 Note”).  As a result of the issuance of the Zanett August 2012 Debenture, the Zanett July 2011 Debenture and the Zanett September 2011 Note were cancelled.

The Zanett August 2012 Debenture has a three-year term maturing on August 21, 2015 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock, as defined in the Zanett August 2012 Debenture.

The entire principal amount of the Zanett August 2012 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share.  In addition, at the option of the Company, the entire principal amount of the Zanett August 2012 Debenture is convertible into shares of the Company’s common stock at $0.10 per share upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of ten consecutive trading days is greater than or equal to $0.15 per share.  The quoted market price of the Company’s common stock as of August 21, 2012 was $0.05 per share.  An aggregate of 4,761,250 shares of the Company’s common stock can be issued pursuant to the Zanett August 2012 Debenture at the current conversion price of $0.10 per share.

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

Kinsey and Zanett Convertible Promissory Notes

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

On August 17, 2012, the Company issued to Mr. Kinsey 4,000,000 shares of the Company’s common stock in connection with Mr. Kinsey’s election to convert his Secured Note.  Pursuant to the terms of the Secured Note, the outstanding principal was convertible into shares of the Company’s common stock at $0.10 per share.  As a result of this conversion, the Secured Note issued to Mr. Kinsey was cancelled.

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

On August 21, 2012, in connection with the issuance of the Zanett August 2012 Debenture, the Company refinanced the Zanett September 2011 Note, which was the Secured Note issued to Zanett.  As a result, the Zanett September 2011 Note was cancelled and the collateral securing the Secured Notes was released.

On August 21, 2012, the Company issued 122,017 shares of the Company’s common stock to Zanett as payment of $7,321 of accrued interest due on the Zanett September 2011 Note for the period commencing September 23, 2011 through August 21, 2012.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.06 per share) as defined in the Zanett September 2011 Note.

Director Independence

Raymond C. Kubacki, David N. Harry and Valgene L. Dunham, Ph.D. each qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.  Messrs. Kubacki, Harry and Dunham also serve on the audit committee and on the compensation committee and qualify as independent directors for each committee in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Item 14.	Principal Accountant Fees and Services

Audit Fees. IET was billed $30,300 by Weaver, Martin & Samyn, LLC for audit fees relating to IET’s year ended December 31, 2012 and was billed $40,748 by Weaver, Martin & Samyn, LLC for audit fees relating to IET’s year ended December 31, 2011.  Audit fees consisted of fees for the audit of IET’s annual consolidated financial statements and reviews of quarterly consolidated financial statements as well as services normally provided in connection with statutory and regulatory filings and assistance with and review of IET documents filed with the SEC.

Audit-Related Fees.  IET did not incur any fees associated with audit-related services with Weaver, Martin & Samyn, LLC, or any other accounting firm, relating to the years ended December 31, 2012 and 2011.  Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees.  IET was billed $4,171 by Pasquale DeAngelis CPA, LLC in fiscal 2012 for tax services related to the year ended December 31, 2011 and was billed $2,500 in fiscal 2011 by Weaver, Martin & Samyn, LLC for tax services relating to the year ended December 31, 2010.  Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

All Other Fees.  IET did not incur any fees associated with non-audit services with Weaver, Martin & Samyn, LLC, or any other accounting firm, relating to the years ended December 31, 2012 and 2011.

Pre-Approval Policies and Procedures. The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the audit committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm.  Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to IET that are prohibited by law or regulation.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 of this annual report on Form 10-K.

(b)	Financial Statement Schedules

Reference is made to the Index of Consolidated Financial Statements on page F-1 of this annual report.  No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the consolidated financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

March 29, 2013	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board,	March 29, 2013
David R. LaVance	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas S. Gifford	Executive Vice President,	March 29, 2012
Thomas S. Gifford	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Raymond C. Kubacki	Director	March 29, 2013
Raymond C. Kubacki

/s/ E. Wayne Kinsey, III	Director	March 29, 2013
E. Wayne Kinsey, III

/s/ Valgene L. Dunham	Director	March 29, 2013
Valgene L. Dunham

/s/ David N. Harry	Director	March 29, 2013
David N. Harry

Integrated Environmental Technologies, Ltd.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2012 and 2011	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended
December 31, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2012 and 2011	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheets of Integrated Environmental Technologies, Ltd. and subsidiary (the “Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver, Martin & Samyn, LLC

Kansas City, Missouri
March 29, 2013

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$180,489	$145,993
Accounts receivable	29,212	7,872
Prepaid expenses	15,933	10,927
Lease receivable	--	14,296
Inventory	82,566	219,209
Note receivable	7,762	16,364
Other receivable	--	12,081
Total current assets	315,962	426,742

Property and equipment, net	282,982	239,605
Lease receivable, long-term	--	19,700
Note receivable, long-term	--	10,848
Total assets	$598,944	$696,895

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$249,474	$229,086
Accrued expenses	159,963	166,136
Customer deposits	36,109	41,529
Convertible debentures	25,000	25,000
Total current liabilities	470,546	461,751

Convertible debentures	476,125	526,125
Convertible promissory notes	--	500,000
Total liabilities	946,671	1,487,876

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value; 400,000,000 shares authorized; 150,368,500 and 122,735,165 shares issued and outstanding, respectively	150,369	122,735
Additional paid-in capital	17,151,303	14,810,185
Accumulated deficit	(17,649,399)	(15,723,901)
Total stockholders' deficiency	(347,727)	(790,981)
Total liabilities and stockholders' deficiency	$598,944	$696,895

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011

Revenues:
Sales	$92,658	$285,037
Leasing and Licensing Fees	62,395	118,517
	155,053	403,554
Cost of sales	25,794	114,518

Gross profit	129,259	289,036

Operating expenses:
General and administrative expense	1,195,720	1,721,768
Sales and marketing expense	495,038	528,563
Research and development expense	295,788	199,974
Gain on settlement of accounts payable	--	(35,442)
	1,986,546	2,414,863

Loss from operations	(1,857,287)	(2,125,827)

Other income (expense):
Interest income	1,432	2,848
Finance fees	--	(9,539)
Interest expense	(69,643)	(89,027)
Total other income (expense)	(68,211)	(95,718)

Net loss	$(1,925,498)	$(2,221,545)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	140,233,176	117,395,993

The accompanying notes are an integral part of these consolidated financial statements.

 Integrated Environmental Technologies, Ltd.
Consolidated Statements of Stockholders’ Deficiency
For the Years Ended December 31, 2012 and 2011

				Stock
	Common Stock		Additional	Bought		Total
	Number	$0.001	Paid-in	Not	Stockholders'	Stockholders'
	of Shares	Par Value	Capital	Issued	Deficit	Deficiency
Balance at December 31, 2010	108,496,641	$108,497	$13,186,988	$135	$(13,502,356)	$(206,736)
Common stock and warrants issued for cash, net of offering costs	10,500,000	10,500	753,000	--	--	763,500
Common stock issued as payment on principal and interest on convertible debentures	2,561,374	2,561	202,349	--	--	204,910
Warrants exercised	120,000	120	11,880	--	--	12,000
Stock-based compensation	1,057,150	1,057	655,968	(135)	--	656,890
Net loss					(2,221,545)	(2,221,545)
Balance at December 31, 2011	122,735,165	122,735	14,810,185	--	(15,723,901)	(790,981)

Common stock issued for cash, net of offering costs	20,375,000	20,375	1,509,525	--	--	1,529,900
Common stock issued as payment on principal and interest on convertible debentures	2,185,585	2,186	194,962	--	--	197,148
Common stock issued as payment on principal and interest on convertible promissory notes	4,602,750	4,603	431,562	--	--	436,165
Common stock issued as payment of accounts payable	460,000	460	40,540	--	--	41,000
Stock-based compensation	10,000	10	164,529	--	--	164,539
Net loss					(1,925,498)	(1,925,498)

Balance at December 31, 2012	150,368,500	$150,369	$17,151,303	$--	$(17,649,399)	$(347,727)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,925,498)	$(2,221,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118,751	111,420
Stock-based compensation expense	164,539	656,890
Accretion of interest on convertible debentures	--	9,682
Write-off of accounts receivable	828	26,748
Write-off of lease receivable	20,113	--
Gain on settlement of accounts payable	--	(35,442)
Changes in operating assets and liabilities:
Accounts receivable	(22,168)	15,636
Prepaid expenses	(5,006)	10,780
Lease receivable	13,883	(33,996)
Note receivable	13,036	15,788
Inventory	(25,485)	(36,706)
Other receivable	12,081	(12,081)
Accounts payable	67,802	34,857
Accrued expenses	77,140	62,382
Customer deposits	(5,420)	5,420
Net cash used in operating activities	(1,495,404)	(1,390,167)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,529,900	763,500
Proceeds from exercise of warrants and options	--	12,000
Proceeds from issuance of convertible debentures	--	500,000
Repayment of note payable	--	(250,000)
Proceeds from issuance of convertible promissory notes	--	500,000
Repayment of convertible debentures	--	(55,000)
Net cash provided by financing activities	1,529,900	1,470,500

Increase in cash	34,496	80,333
Cash - beginning of period	145,993	65,660
Cash - end of period	$180,489	$145,993

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,053	$28,435
Cash paid for income taxes	$5,462	$--

Noncash operating activities:
Issuance of 460,000 shares of common stock as payment of accounts payable	$41,000	$--

Noncash financing activities:
Issuance of 2,185,585 and 2,561,374 shares of common stock, respectively, as payment of principal and interest due on convertible debentures	$197,148	$204,910
Issuance of 4,602,750 shares of common stock as payment of principal and interest due on convertible promissory notes	$436,165	$--
Refinance of accrued interest and fees related to note payable	$--	$26,125

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

Integrated Environmental Technologies, Ltd. (the “Company”) was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation.  The Company is headquartered in Little River, South Carolina and operates through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

The Company produces and sells hypochlorous acid (anolyte) as well as an anti-oxidizing, mildly alkaline solution (catholyte) that provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company manufactures proprietary EcaFlo™ equipment that is used to produce the anolyte and catholyte for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at a customer’s facility.  The Company’s primary focus is on the marketing and selling of its anolyte and catholyte to commercial entities.  The Company markets and sells anolyte under the brand name Excelyte®, as trademarked by Benchmark Energy Products, LLC, and under the brand name EcaFlo™, and sells catholyte under the brand name Catholyte Zero™.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company has a working capital deficiency of $154,584 and an accumulated deficit of $17,649,399 as of December 31, 2012.  The Company has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company sells its products to customers in diversified industries and geographical regions.  During the year ended December 31, 2012, two customers represented 35% and 29%, respectively, of sales.  During the year ended December 31, 2011, five customers represented 24%, 16%, 15%, 14% and 12%, respectively, of sales.  We regularly evaluate the creditworthiness of the Company’s customers.

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

Property and Equipment

Property and equipment are recorded at cost less allowances for depreciation.  The straight-line method of depreciation is used for all property and equipment.  Repair and maintenance costs are expensed as incurred.  Equipment is depreciated over an estimated useful life ranging from 3 to 7 years.   Leasehold improvements are depreciated over the shorter of the original term of lease or the estimated useful life of the improvement.

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

Long-Lived Assets

The Company reviews its long-lived assets, which include property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, “Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets.”  Recoverability of these assets is evaluated by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by the assets over their remaining economic life.  If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired.  The impairment loss is measured by comparing the fair value of the assets to their carrying value.  Fair value is determined by either a quoted market price, if any, or a value determined by a discounted cash flow technique.  There were no material impairment charges related to the Company’s property and equipment during the years ended December 31, 2012 or 2011.

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

Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include issuances of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant or issuance.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include issuances of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

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

During the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2012	2011
General and administrative	$79,485	$567,875
Sales and marketing	65,674	80,456
Research and development	19,380	1,020
Finance fees	--	7,539
Total	$164,539	$656,890

For the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation expense related to stock options and warrants granted or issued to employees and directors of $144,084 and $445,410, respectively.  For the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation expense related to common stock, stock options and warrants granted or issued to non-employees of $20,455 and $211,480, respectively.

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

For the year ended December 31, 2012, diluted net loss per share did not include the effect of 5,813,587 shares of common stock issuable upon the exercise of outstanding stock options, 45,852,998 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debentures, as their effect would be anti-dilutive.

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

4.	Inventory

As of December 31, 2012 and December 31, 2011, inventory consisted of the following:

	December 31, 2012	December 31, 2011
Parts and materials	$82,566	$133,047
Finished goods	--	86,162
	$82,566	$219,209

During December 2012, the Company reclassified $138,336 of EcaFlo™ equipment from finished goods inventory to fixed assets.  The Company no longer intends to sell the EcaFlo™ equipment but rather either utilize the EcaFlo™ equipment to manufacture anolyte and catholyte solutions to be sold by the Company or to lease the EcaFlo™ equipment to a third party.

5.	Lease Receivable

The Company entered into a lease arrangement with a customer with respect to certain EcaFlo™ equipment which the Company recorded as a sales-type lease.  On July 10, 2012, the Company was notified by the customer that it could no longer make any additional lease payments.  On July 12, 2012, as a result of the customer’s default and in accordance with the terms of the lease arrangement, the Company repossessed the equipment.  As of the date of the customer’s default, the Company collected $44,000 of lease payments under this lease arrangement.  The Company does not expect to receive any additional lease payments under this lease arrangement.  The Company recorded a $20,113 write-down of the lease receivable related to this lease arrangement in order to reflect the cost basis of the equipment repossessed by the Company.  During the year ended December 31, 2012, the Company recognized $658 of interest income related to this lease arrangement.

As of December 31, 2011, the Company recorded a lease receivable of $33,996 which consisted of $112,000 of future minimum lease payments receivable less $78,004 of unearned revenue.  As of December 31, 2011, the current portion of the lease receivable was $14,296 and the long-term portion was $19,700.

6.	Note Receivable

The Company has a note receivable with a customer relating to the sale of certain EcaFlo™ equipment.  The note payments are $1,250 per month over a 34-month term which commenced on January 15, 2011.  The Company imputed interest on this note receivable at a rate of 3% per annum.

During December 2012, the Company and the customer agreed to apply $6,414 of accounts payable due by the Company to the customer against the note receivable balance due from the customer to the Company.  The accounts payable amount due by the Company to the customer related to the purchase of certain parts and materials by the Company from the customer.  As of December 31, 2012 and 2011, the current portion of the note receivable was $7,762 and $16,364, respectively, and the long-term portion was $0 and $10,848, respectively.

During the years ended December 31, 2012 and 2011, the Company recognized $714 and $1,059, respectively, of interest income related to this note receivable.

7.	Property and Equipment

As of December 31, 2012 and 2011 property and equipment, on a net basis, consisted of the following (see Note 4):

	Year Ended December 31,
	2012	2011
Leasehold improvements	$328,977	$328,977
Equipment	203,368	41,240
	532,345	370,217
Less: Accumulated depreciation	(249,363)	(130,612)
	$282,982	$239,605

8.	Accrued Expenses

As of December 31, 2012 and December 31, 2011, accrued expenses consisted of the following:

	December 31, 2012	December 31, 2011
Accrued compensation	$115,000	$128,415
Accrued interest	21,330	36,103
Accrued auditing fees	22,000	--
Accrued other expenses	1,633	1,618
	$159,963	$166,136

9.	Customer Deposits

On March 29, 2011, the Company agreed to issue a credit to purchase equipment to a consultant in the amount of $36,109.  This credit was issued as payment to the consultant for consulting services previously rendered to the Company.  The Company has recorded this amount as a customer deposit.

10.	Convertible Debentures

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

During the years ended December 31, 2012 and 2011, the Company recorded a total of $3,008 and $4,010, respectively, of interest expense related to this convertible debenture.  As of December 31, 2012, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $7,450, which is included as a component of accrued expenses.

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

During the year ended December 31, 2011, the Company recorded a total of $20,902 of interest expense related to the April 2010 Debentures, which included $9,682 of accreted interest.  As of December 31, 2011, the outstanding principal balance for the April 2010 Debentures was $0.

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

On August 17, 2012, the Company issued to Mr. Kinsey 1,500,000 shares of the Company’s common stock in connection with Mr. Kinsey’s election to convert the entire outstanding principal amount of the Kinsey Debenture.  Pursuant to the terms of the Kinsey Debenture, the outstanding principal was converted into shares of the Company’s common stock at $0.10 per share.  As a result of this conversion, the Kinsey Debenture was cancelled.

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

For the years ended December 31, 2012 and 2011, the Company recorded $7,414 and $5,933, respectively, of interest expense related to the Kinsey Debenture.

Zanett Convertible Debentures

On July 7, 2011, in a private placement, the Company issued to the Zanett Opportunity Fund, Ltd. (“Zanett”) an 8% convertible debenture in the amount of $376,125 (the “Zanett July 2011 Debenture”).  As a result of this private placement, the Company received gross proceeds of $150,000 and refinanced $200,000 of principal, $11,375 of interest and $14,750 of fees related to the $200,000 promissory note issued to Zanett on January 5, 2011 (the “Zanett January 2011 Note”).  As a result of the issuance of the Zanett July 2011 Debenture, the Zanett January 2011 Note was cancelled.  The Zanett July 2011 Debenture had a three-year term maturing on July 7, 2014 and bore interest at a rate of 8% per annum.

On August 21, 2012, the Company issued to Zanett an 8% convertible debenture in the amount of $476,125 (the “Zanett August 2012 Debenture”).  In connection with this private placement, the Company refinanced the Zanett July 2011 Debenture and refinanced the 8% convertible secured promissory note, in the principal amount of $100,000, issued to Zanett on September 23, 2011 (the “Zanett September 2011 Note”) (see Note 11).  As a result of the issuance of the Zanett August 2012 Debenture, the Zanett July 2011 Debenture and the Zanett September 2011 Note were cancelled.

The Zanett August 2012 Debenture has a three-year term maturing on August 21, 2015 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock, as defined in the Zanett August 2012 Debenture.

The entire principal amount of the Zanett August 2012 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share.  In addition, at the option of the Company, the entire principal amount of the Zanett August 2012 Debenture is convertible into shares of the Company’s common stock at $0.10 per share upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of ten consecutive trading days is greater than or equal to $0.15 per share.  The quoted market price of the Company’s common stock as of August 21, 2012 was $0.05 per share.  An aggregate of 4,761,250 shares of the Company’s common stock can be issued pursuant to the Zanett August 2012 Debenture at the current conversion price of $0.10 per share.

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

For the year ended December 31, 2012, the Company recorded $32,802 of interest expense related to the Zanett July 2011 Debenture and the Zanett August 2012 Debenture.  For the year ended December 31, 2011, the Company recorded $26,253 of interest expense related to the Zanett January 2011 Note, the Zanett July 2011 Debenture and the Zanett September 2011 Note.

As of December 31, 2012, the outstanding principal on the Zanett August 2012 Debenture was $476,125 and the accrued and unpaid interest was $13,880, which is included as a component of accrued expenses.

11.	Convertible Promissory Notes

On September 23, 2011, the Company, E. Wayne Kinsey, III, a member of the Company’s board of directors, and Zanett entered into a note purchase agreement, pursuant to which Mr. Kinsey and Zanett each purchased an 8% convertible secured promissory note from the Company in the principal amounts of $400,000 and $100,000, respectively (each a “Secured Note,” and together, the “Secured Notes”).  The Company received gross proceeds of $500,000 in connection with this private placement of the Secured Notes.

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

In connection with the execution of the note purchase agreement and the issuance of the Secured Notes, the Company provided certain registration rights to the holders of the Secured Notes.  In the event that the Company proposes to register shares of its common stock under the Securities Act of 1933, as amended, under certain circumstances, Mr. Kinsey and Zanett will be allowed to include shares of the Company’s common stock held by them in such registration.  The Company has determined that the value attributable to these registration rights is de minimis.

On August 17, 2012, the Company issued to Mr. Kinsey 4,000,000 shares of the Company’s common stock in connection with Mr. Kinsey’s election to convert his Secured Note.  Pursuant to the terms of the Secured Note, the outstanding principal was convertible into shares of the Company’s common stock at $0.10 per share.  As a result of this conversion, the Secured Note issued to Mr. Kinsey was cancelled.

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

On August 21, 2012, in connection with the issuance of the Zanett August 2012 Debenture, the Company refinanced the Zanett September 2011 Note, which was the Secured Note issued to Zanett (see Note 10).  As a result, the Zanett September 2011 Note was cancelled and the collateral securing the Secured Notes was released.

On August 21, 2012, the Company issued 122,017 shares of the Company’s common stock to Zanett as payment of $7,321 of accrued interest due on the Zanett September 2011 Note for the period commencing September 23, 2011 through August 21, 2012.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.06 per share) as defined in the Zanett September 2011 Note.

For the years ended December 31, 2012 and 2011, the Company recorded a total of $25,316 and $10,849, respectively, of interest expense related to the Secured Notes.

12.	Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(654,669)	34%	$(755,325)	34%
Effect of state taxes, net of federal benefit	(57,765)	3	(66,646)	3
Change in valuation allowance	712,367	(37)	820,244	(37)
Other	67	--	1,727	--
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are shown below.  In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of December 31, 2012 and 2011, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.  The valuation allowance increased $712,367 during the fiscal year ended December 31, 2012, attributable primarily to Company’s continuing operating losses for the fiscal year ended December 31, 2012 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended December 31,
	2012	2011
Net operating loss	$6,105,330	$5,424,272
Depreciation and amortization	--	37,263
Stock based compensation	286,075	217,503
Total gross deferred tax assets	6,391,405	5,679,038
Valuation allowance	(6,391,405)	(5,679,038)
Net deferred tax assets	$--	$--

As of December 31, 2012, the Company had federal and state operating losses of approximately $16,368,000.  Both the federal and state operating losses begin to expire in the years 2021 through 2032.

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

The Company’s 2009, 2010 and 2011 federal and state income tax returns are open for examination by the applicable governmental authorities.

13.	Stockholders’ Deficiency

Common Stock Units

From January 2011 through April 2011, the Company sold 52 common stock units, each unit consisting of 187,500 shares of the Company’s common stock and warrants to purchase a total of 187,500 shares of the Company’s common stock at exercise prices ranging from $0.20 to $0.50 per share.  These units were sold for an aggregate purchase price of $780,000, of which $661,500 was received in cash by the Company, $45,000 was exchanged by the Company as payment on certain then outstanding convertible debentures and $73,500 was paid by the Company as fees.  In connection with the foregoing, the Company issued 9,750,000 shares of its common stock and warrants to purchase 9,750,000 shares of its common stock.

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

On August 17, 2012, the Company sold to E. Wayne Kinsey, III, a member of the Company’s board of directors, common stock units that in aggregate consisted of 6,250,000 shares of the Company’s common stock and a warrant to purchase 3,125,000 shares of the Company’s common stock, for an aggregate purchase price of $500,000, or $0.08 per share.  The warrant has a three-year term, is exercisable at $0.20 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.05 per share.

Common Stock

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

On December 7, 2012, the Company issued 100,000 shares of the Company’s common stock as payment for services rendered to the Company by an unaffiliated third party.  The total expense associated with the issuance of these shares was $5,000, representing the fair market value of the shares based on the quoted market price of the Company’s common stock on the date the issuance was authorized ($0.05 per share on December 7, 2012).

Stock Options

Stock Option Plans

The Company currently has three stock option/stock compensation plans in place:  the 2002 Stock Option Plan, the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2002 Stock Option Plan was approved by the stockholders in July of 2002.  The Company had reserved for issuance an aggregate of 2,000,000 shares of common stock under the 2002 Stock Option Plan.  As of December 31, 2012, 25,000 shares of the Company’s common stock had been issued under the 2002 Stock Option Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2002 Stock Option Plan.

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of December 31, 2012, options to purchase 5,813,587 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  The Company has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan.  The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and other proprietary interests in the Company.  It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.  As of December 31, 2012, no grants or awards had been made under the 2012 Equity Incentive Plan.

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

Stock Option Transactions

Stock Options Issued to Service Provider – April 2011

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

Stock Options Issued to Executive Officers – March 2012

On March 27, 2012, the Company granted incentive stock options to purchase an aggregate of 5,000,000 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the Company’s executive officers as follows:  David R. LaVance, President and Chief Executive Officer – 3,000,000 shares, and Thomas S. Gifford, Executive Vice President and Chief Financial Officer – 2,000,000 shares.  On December 31, 2012, an aggregate of 833,333 shares of common stock underlying the incentive stock options (500,000 shares for Mr. LaVance and 333,333 shares for Mr. Gifford), with an exercise price of $0.10 per share, were terminated as a result of the Company’s failure to attain breakeven operating results, as defined in the incentive stock option agreements, for a period of four consecutive months or two consecutive quarters during the year ended December 31, 2012.    The remaining 4,166,667 shares of common stock underlying the incentive stock options vest or vested, in aggregate, as follows:  833,333 shares vested on December 31, 2012, 833,333 shares vest on December 31, 2013 and 833,334 vest on December 31, 2014 and may be purchased at a per share exercise price of $0.10, $0.20 and $0.30, respectively; 833,333 shares vest upon the Company achieving at least $5,000,000 of revenues for the twelve-month period ending December 31, 2013 and may be purchased at a per share exercise price of $0.20 per share; and 833,334 shares vest upon the Company achieving at least $10,000,000 of revenues for the twelve-month period ending December 31, 2014 and may be purchased at a per share exercise price of $0.30 per share.

Each of the incentive stock options has a ten-year term, and in the event of a change in control of the Company, as defined in the 2010 Stock Incentive Plan, the incentive stock options become fully vested.  The aggregate fair value of the incentive stock options on the date of grant not subject to performance measures that will be earned over the requisite service period, as calculated using the Black-Scholes model, was $80,812, using the following weighted average assumptions:  exercise price of $0.20 per share; common stock price of $0.05 per share; volatility of 187%; term of ten years; dividend yield of 0%; interest rate of 2.29%; and risk of forfeiture of 35%.  This amount is being expensed on a pro-rata basis over the requisite service period.

Stock Options Issued to Non-Executive Directors

On March 27, 2012, the Company granted non-qualified stock options to purchase an aggregate of 1,346,920 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the non-executive members of the Company’s board of directors as follows:  Raymond C. Kubacki – 541,860 shares; David N. Harry – 309,640 shares; Valgene L. Dunham – 340,600 shares; and E. Wayne Kinsey, III – 154,820 shares.  The options were granted as partial consideration for each person’s continuing service in 2012 as a member of the Company’s board of directors and related committees.  Each of the options has a five-year term and is exercisable at $0.10 per share.  The shares of common stock underlying the options, in aggregate, vest or vested as follows:  673,460 shares vested on December 31, 2012 and 673,460 shares vest on December 31, 2013.

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

A summary of stock option transactions under the Equity Incentive Plans during the years ended December 31, 2012 and 2011 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,050,000	$0.12	$34,475
Granted during the period	300,000	0.08
Exercised during the period	--	--
Terminated during the period	(1,050,000)	$0.12
Outstanding at December 31, 2011	300,000	$0.08	$--
Granted during the period	6,346,920	0.18
Exercised during the period	--	--
Terminated during the period	(833,333)	$0.10
Outstanding at December 31, 2012	5,813,587	$0.18	$--
Exercisable at December 31, 2012	1,806,793	$0.10	$--
Exercisable at December 31, 2011	300,000	$0.08	$--

Information with respect to outstanding stock options and stock options exercisable as of December 31, 2012 that were granted to employees, directors and service providers is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	300,000	$0.08	1.3	300,000	$0.10	1.3
$0.10	2,180,253	$0.10	6.2	1,506,793	$0.10	7.0
$0.20	1,666,666	$0.20	9.3	--	--	--
$0.30	1,666,668	$0.30	9.3	--	--	--
	5,813,587	$0.18	7.7	1,806,793	$0.10	6.1

A summary of the non-vested shares subject to options granted under the Equity Incentive Plans as of December 31, 2012 and 2011 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	--	--
Granted during the period	6,346,920	$0.05
Vested during the period	(1,506,793)	$0.05
Terminated during the period	(833,333)	$0.05
Non-vested at December 31, 2012	4,006,794	$0.05

As of December 31, 2012, there was $81,058 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of twenty-one months.

Warrants to Purchase Common Stock

On January 26, 2011, the board of directors approved the issuance of warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share and warrants to purchase 500,000 shares of the Company’s common stock at $0.25 per share, all expiring December 31, 2011.  These warrants were issued in connection with the renewal of an independent sales representative agreement with a stockholder of the Company.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $98,815, using the following weighted average assumptions:  exercise price of $0.10-$0.25 per share; common stock price of $0.13 per share; volatility of 69%; term of 0.92 years; dividend yield of 0%; and interest rate of 0.27%.  This amount was expensed pro-rata over the one-year term of the warrants.

On April 21, 2011, the Company issued warrants to purchase a total of 4,606,061 shares of the Company’s common stock to certain directors as follows: David R. LaVance – 1,818,182 shares; Raymond C. Kubacki – 1,818,182 shares; and Valgene L. Dunham – 969,967 shares.  The warrants were issued as partial consideration for service in 2011 as members of the Company’s board of directors and related committees.  These warrants are exercisable at $0.07 per share for a term of ten years.  The warrants vested upon issuance.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $202,078, using the following weighted average assumptions:  exercise price of $0.07 per share; common stock price of $0.07 per share; volatility of 130%; term of ten years; dividend yield of 0%; interest rate of 2.14%; and risk of forfeiture of 35%.

On May 23, 2011, the Company issued warrants to purchase a total of 6,200,000 shares of the Company’s common stock to its executive officers.  David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, was issued a warrant to purchase 3,100,000 shares of the Company’s common stock and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, was issued a warrant to purchase 3,100,000 shares of the Company’s common stock.  These warrants are exercisable at $0.09 per share for a term of ten years.  Each warrant vested as follows:  1,550,000 of the shares subject to the warrant became eligible for purchase on May 23, 2011, an additional 86,111 of the shares subject to the warrant became eligible for purchase on and after the first day of each month for a period of seventeen months commencing June 1, 2011, and 86,113 of the shares subject to the warrant became eligible for purchase on November 1, 2012.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $349,520, using the following weighted average assumptions:  exercise price of $0.09 per share; common stock price of $0.09 per share; volatility of 130%; term of ten years; dividend yield of 0%; interest rate of 1.83%; and risk of forfeiture of 35%.  This amount was recognized as an expense over the eighteen-month vesting period of the warrants.

On December 6, 2011, the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock to TrueLogix, LLC (“TrueLogix”) and the managers of Truelogix, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee pursuant to the Sales Management Services Agreement (the “Sales Management Agreement”) entered into by the parties on December 6, 2011 (see Note 15 – Commitments and Contingencies:  TrueLogix Sales Management Agreement).  The warrants have a three-year term and are exercisable at $0.20 per share.  On September 21, 2012, as a result of the termination of the Sales Management Agreement, 1,600,000 shares of the Company’s common stock under the warrants expired (see Note 14).  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $51,390, using the following weighted average assumptions:  exercise price of $0.20 per share; common stock price of $0.08 per share; volatility of 110%; term of three years; dividend yield of 0%; interest rate of 0.41%; and risk of forfeiture of 35%.

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

A summary of warrant transactions during the years ended December 31, 2012 and 2011 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at December 31, 2010	13,889,582	$0.21	$1,848,875
Issued during the period	28,784,248	$0.20
Exercised during the period	(120,000)	--
Terminated during the period	(9,172,082)	--
Outstanding at December 31, 2011	33,381,748	$0.19	$46,061
Issued during the period	14,831,250	$0.14
Exercised during the period	--	--
Terminated during the period	(2,360,000)	$0.17
Outstanding at December 31, 2012	45,852,998	$0.17	$--
Exercisable at December 31, 2012	45,852,998	$0.17	$--
Exercisable at December 31, 2011	29,487,302	$0.19	$46,061

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants issued may vest over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at December 31, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.07 - 0.10	23,056,061	5.0	$0.09	23,056,061	$0.09	5.0
$0.20 - 0.35	20,174,437	1.8	$0.23	20,174,437	$0.23	1.8
$0.50	2,622,500	1.0	$0.50	2,622,500	$0.50	1.0
	45,852,998	3.3	$0.17	45,852,998	$0.17	3.3

A summary of the non-vested shares subject to warrants as of December 31, 2012 and 2011 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2010	--	--
Issued during the period	28,784,248	$0.09
Vested during the period	(24,889,802)	$0.09
Terminated during the period	--	--
Non-vested at December 31, 2011	3,894,446	$0.08
Issued during the period	14,831,250	$0.07
Vested during the period	(17,125,696)	$0.07
Terminated during the period	(1,600,000)	$0.08
Non-vested at December 31, 2012	--	--

As of December 31, 2012, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements involving warrants.

14.	Related-Party Transactions

E. Wayne Kinsey, III, a director of the Company, participated in several financings conducted by the Company during the year ended December 31, 2012.  See Note 10 – Convertible Debentures:  Kinsey Convertible Debenture; Note 11 – Convertible Promissory Notes; Note 13 – Stockholders’ Deficit:  Common Stock; and Note 16 – Subsequent Events:  Sale of Common Stock.

Zanett Opportunity Fund, Ltd., the beneficial owner of greater than 5% of the Company’s outstanding common stock, participated in several financings conducted by the Company during the year ended December 31, 2012.  See Note 10 – Convertible Debentures:  Zanett Convertible Debentures; and Note 11 – Convertible Promissory Notes.

Raymond C. Kubacki, a director of the Company, purchased common stock units of the Company on October 27, 2011.  See Note 13 – Stockholders’ Deficiency:  Common Stock Units.

15.	Commitments and Contingencies

TrueLogix Sales Management Agreement

On December 6, 2011, the Company and TrueLogix entered into the Sales Management Agreement whereby the Company engaged TrueLogix to perform certain duties associated with the sale of the Company’s solutions.  On September 21, 2012, the Company, TrueLogix and the managers of TrueLogix, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee, entered into a Mutual Termination of Sales Management Services Agreement, whereby the parties agreed to terminate effective August 31, 2012, the Sales Management Agreement.  For the years ended December 31, 2012 and 2011, the Company recorded $18,000 and $0, respectively, of sales and marketing expense for services provided under the Sales Management Agreement (see Note 13 – Stockholders’ Deficiency:  Warrants to Purchase Common Stock).

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.  The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  The future lease amount for the year ending December 31, 2013 is $71,291.

Litigation with Former Chief Executive Officer

On September 23, 2011, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina, by William E. Prince, the Company’s former President and Chief Executive Officer.  In his complaint, Mr. Prince alleged breach of contract and fraudulent inducement by the Company against him with regard to his employment agreement and the termination of his employment.  Mr. Prince claimed that he was owed additional compensation under his terminated employment agreement, and sought the recovery of such compensation as well as attorney’s fees and punitive damages.

On December 4, 2012, the Company, Mr. Kinsey and Mr. Prince entered into a Settlement and Release Agreement with respect to this action.  As part of the settlement, the Company paid $5,000 to Mr. Prince.  In addition, the Company, Mr. Kinsey and Mr. Prince agreed to unconditional mutual releases regarding, among other things, all of the claims made by Mr. Prince in the civil complaint, as amended.

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

This action is currently in its discovery stage.  The Company does not believe there is any merit to Crystal’s allegations and will continue to vigorously defend this action.

Employment Agreements with Former Executive Officers

Effective April 1, 2007, the Company amended the employment agreement, originally dated January 3, 2005, with Marion C. Sofield, the former Executive Vice President of Operations and Secretary of the Company.  The amended agreement required the Company to pay annual compensation to Ms. Sofield in the amount of $110,000 through March 30, 2012.  On June 16, 2011, the employment of Ms. Sofield was terminated.  The Company does not have any further liability under this agreement.

16.	Subsequent Events

Common Stock Issued to Directors

On February 4, 2013, the Company issued an aggregate of 1,485,714 shares of the Company’s common stock as settlement of $52,000 of director fees due certain members of the Company’s board of directors for services rendered in 2012.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company was $0.035.

Sale of Common Stock

On February 12, 2013, the Company sold to Mr. Kinsey 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  In addition, the Company sold 3,333,333 shares of its common stock to an institutional investor for an aggregate purchase price of $100,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.  The Company incurred offering costs of $7,000 in connection with this offering.

On March 1, 2013, the Company sold 2,500,000 shares of its common stock to an institutional investor for an aggregate purchase price of $75,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.

On March 22, 2013, the Company sold 800,000 shares of its common stock to an individual investor for an aggregate purchase price of $24,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.

Common Stock Issued to Consultant

On February 28, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $9,125, representing the fair market value of the shares on the date of issuance.

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

10.2
2002 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3
2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.4*
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

10.6.1
Mutual Termination of Sales Management Services Agreement, dated as of August 31, 2012, among I.E.T., Inc., TrueLogix, LLC, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on September 25, 2012)..

10.7
Warrant, dated October 27, 2011, issued by the Company to Raymond C. Kubacki for the purchase of 468,750 shares of the Company’s common stock (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

Exhibit No.	Description
10.8*
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

10.9*
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