Form 10-Q
period 2013-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2013-05-15
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there were 170,570,881 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

The consolidated balance sheet as of March 31, 2013 and the related consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  Certain reclassifications have been made to prior periods to conform to current presentations.

It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations as of and for the three months ended March 31, 2013.

The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$138,723	$180,489
Accounts receivable	23,256	29,212
Prepaid expenses	5,725	15,933
Inventory	67,000	82,566
Note receivable	5,705	7,762

Total current assets	240,409	315,962

Property and equipment, net	280,808	282,982

Total assets	$521,217	$598,944

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$185,672	$249,474
Accrued expenses	151,025	159,963
Customer deposits	36,109	36,109
Convertible debentures	25,000	25,000

Total current liabilities	397,806	470,546

Convertible debentures	476,125	476,125

Total liabilities	873,931	946,671
Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 400,000,000 shares authorized; 163,154,214 and 150,368,500 shares issued and outstanding, respectively	163,155	150,369
Additional paid-in capital	17,542,143	17,151,303
Accumulated deficit	(18,058,012)	(17,649,399)
Total stockholders' deficiency	(352,714)	(347,727)

Total liabilities and stockholders' deficiency	$521,217	$598,944

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Sales	$22,330	$24,258
Leasing and licensing fees	16,500	21,541
	38,830	45,799
Cost of sales	5,375	6,602

Gross profit	33,455	39,197

Operating expenses:
General and administrative	278,354	298,205
Sales and marketing	105,107	126,228
Research and development	48,043	62,465
	431,504	486,898

Loss from operations	(398,049)	(447,701)

Other income (expense):
Interest income	37	838
Interest expense	(10,601)	(21,908)
Total other income (expense)	(10,564)	(21,070)

Net loss	$(408,613)	$(468,771)

Net loss per share, basic and diluted	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	156,334,611	131,306,319

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(408,613)	$(468,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,836	28,668
Stock-based compensation expense	39,876	43,510
Changes in operating assets and liabilities:
Accounts receivable	5,957	(7,386)
Lease receivable	--	3,348
Note receivable	--	3,570
Inventory	(1,921)	9,631
Prepaid expenses	10,208	(12,385)
Accounts payable	(9,745)	(69,129)
Accrued expenses	(8,938)	61,769
Customer deposits	--	(4,155)
Net cash used in operating activities	(335,340)	(411,330)
Cash flows from investing activity:
Purchase of equipment	(18,176)	--
Cash flows from financing activity:
Proceeds from sale of common stock, net of offering costs	311,750	890,400
(Decrease) increase in cash	(41,766)	479,070
Cash - beginning of period	180,489	145,993
Cash - end of period	$138,723	$625,063
Supplemental disclosure of cash flow information:
Cash paid for interest	$550	$448
Cash paid for income taxes	$--	$4,687
Non-cash operating activity:
Issuance of 1,485,714 and 360,000 shares of common stock, respectively, as payment of director fees	$52,000	$36,000

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.           Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company had a working capital deficiency of $157,397 and an accumulated deficit of $18,058,012 as of March 31, 2013.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not anticipate establishing any lending relationships with commercial banks in the foreseeable future due to its limited operations and assets.  The Company continues to execute its strategy of selling anolyte and catholyte solutions and leasing its EcaFlo™ equipment to fund its operations and is focused on obtaining additional capital through the private placement of its securities.  The Company is continuing to pursue potential equity and/or debt investors and, from time to time, has engaged placement agents to assist it in this initiative.  While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

2.           Inventory

As of March 31, 2013 and December 31, 2012, inventory consisted of parts and materials totaling $67,000 and $82,566, respectively.

During March 2013 and December 2012, the Company reclassified $17,487 and $138,336, respectively, of EcaFlo™ equipment from finished goods inventory to property and equipment.  The Company no longer intends to sell the EcaFlo™ equipment but rather will either utilize the EcaFlo™ equipment to manufacture anolyte and catholyte solutions to be sold by the Company or lease the EcaFlo™ equipment to third parties.

3.           Note Receivable

The Company has a note receivable with a customer relating to the sale of certain EcaFlo™ equipment.  The note payments are $1,250 per month over a 34-month term which commenced on January 15, 2011.  The Company imputed interest on this note receivable at a rate of 3% per annum.

During March 2013, the Company and the customer agreed to apply $2,094 of accounts payable due by the Company to the customer against the note receivable balance due from the customer to the Company.  The accounts payable amount due by the Company to the customer related to the purchase of certain parts and materials by the Company from the customer.  During the three months ended March 31, 2013 and 2012, the Company recognized $37 and $180, respectively, of interest income related to this note receivable.  As of March 31, 2013 and December 31, 2012, the current portion of the note receivable was $5,705 and $7,762, respectively.

4.           Property and Equipment

As of March 31, 2013 and December 31, 2012, property and equipment, on a net basis, consisted of the following:

	March 31, 2013	December 31, 2012
Leasehold improvements	$328,977	$328,977
Equipment	239,031	203,368
	568,008	532,345
Less: Accumulated depreciation	(287,200)	(249,363)
	$280,808	$282,982

5.           Accrued Expenses

As of March 31, 2013 and December 31, 2012, accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Accrued compensation	$115,000	$115,000
Accrued interest	31,592	21,330
Accrued auditing fees	2,800	22,000
Accrued other expenses	1,633	1,633
	$151,025	$159,963

6.           Customer Deposits

On March 29, 2011, the Company agreed to issue a credit to purchase equipment to a consultant in the amount of $36,109.  This credit was issued as payment to the consultant for consulting services previously rendered to the Company.  The Company has recorded this amount as a customer deposit.

7.           Convertible Debentures

April 2007 Convertible Debenture

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009 and remains unpaid.  The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  An aggregate of 62,500 shares of the Company’s common stock can be issued pursuant to this convertible debenture at the current conversion price of $0.40 per share.

During the three months ended March 31, 2013 and 2012, the Company recorded a total of $740 and $748, respectively, of interest expense related to this convertible debenture.  As of March 31, 2013, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $8,189, which amount is included as a component of accrued expenses.

Zanett Convertible Debentures

On August 21, 2012, the Company issued to Zanett Opportunity Fund, Ltd. (“Zanett”) an 8% convertible debenture in the amount of $476,125 (the “Zanett August 2012 Debenture”).  In connection with this private placement, the Company refinanced an 8% convertible debenture, in the principal amount of $376,125, issued to Zanett on July 7, 2011 (the “Zanett July 2011 Debenture”) and refinanced an 8% convertible secured promissory note, in the principal amount of $100,000, issued to Zanett on September 23, 2011 (the “Zanett September 2011 Note”).  As a result of the issuance of the Zanett August 2012 Debenture, the Zanett July 2011 Debenture and the Zanett September 2011 Note were cancelled.

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

The entire principal amount of the Zanett August 2012 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share.  In addition, at the option of the Company, the entire principal amount of the Zanett August 2012 Debenture is convertible into shares of the Company’s common stock at $0.10 per share upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of ten consecutive trading days is greater than or equal to $0.15 per share.  The quoted market price of the Company’s common stock on August 21, 2012 was $0.05 per share.  An aggregate of 4,761,250 shares of the Company’s common stock can be issued pursuant to the Zanett August 2012 Debenture at the current conversion price of $0.10 per share.

For the three months ended March 31, 2013, the Company recorded $9,523 of interest expense related to the Zanett August 2012 Debenture.  As of March 31, 2013, the outstanding principal on the Zanett August 2012 Debenture was $476,125 and the accrued and unpaid interest was $23,403, which is included as a component of accrued expenses.

8.           Stockholders’ Deficiency

Common Stock

On February 12, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  In addition, the Company sold 3,333,333 shares of its common stock to an institutional investor for an aggregate purchase price of $100,000, or $0.03 per share, and incurred offering costs of $7,000 in connection with this sale of common stock.  The quoted market price of the Company’s common stock on the date of closing these transactions was $0.04 per share.

On February 28, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $9,125, representing the fair market value of the shares of common stock on the date of issuance ($0.0365 per share).

On March 1, 2013, the Company sold 2,500,000 shares of its common stock to an institutional investor for an aggregate purchase price of $75,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.  The Company incurred offering costs of $5,250 in connection with this sale of common stock.

On March 22, 2013, the Company sold 800,000 shares of its common stock to an individual investor for an aggregate purchase price of $24,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.

On March 31, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $10,050, representing the fair market value of the shares of common stock on the date of issuance ($0.042 per share).

Stock Options

The Company currently has two stock option/stock compensation plans in place:  the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of March 31, 2013, stock options to purchase 5,813,587 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  The Company has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan.  The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and other proprietary interests in the Company.  It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.  As of March 31, 2013, no grants or awards had been made under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the three months ended March 31, 2013 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,813,587	$0.18	$--
Granted during the period	--	--	--
Exercised during the period	--	--	--
Terminated during the period	--	--	--
Outstanding at March 31, 2013	5,813,587	$0.18	$--
Available for purchase at March 31, 2013	1,806,793	$0.10	$--
Available for purchase at December 31, 2012	1,806,793	$0.10	$--

Information with respect to outstanding stock options and stock options exercisable as of March 31, 2013 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	300,000	$0.08	1.0	300,000	$0.08	1.0
$0.10	2,180,253	$0.10	5.9	1,506,793	$0.10	6.8
$0.20	1,666,666	$0.20	9.0	--	--	--
$0.30	1,666,668	$0.30	9.0	--	--	--
	5,813,587	$0.18	7.4	1,806,793	$0.10	5.8

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of March 31, 2013 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2012	4,006,794	$0.05
Granted during the period	--	--
Vested during the period	--	--
Terminated during the period	--	--
Non-vested at March 31, 2013	4,006,794	$0.05

As of March 31, 2013, there was $69,073 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of eighteen months.

Warrants to Purchase Common Stock

On February 4, 2013, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The warrant is exercisable at $0.035 per share and has a term of three years.  The warrant vested upon issuance.  The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $4,072, using the following weighted average assumptions:  exercise price of $0.035 per share; common stock price of $0.035 per share; volatility of 123%; term of three years; dividend yield of 0%; interest rate of 0.38%; and risk of forfeiture of 35%.

On March 4, 2013, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The warrant is exercisable at $0.04 per share and has a term of three years.  The warrant vested upon issuance.  The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $4,644, using the following weighted average assumptions:  exercise price of $0.04 per share; common stock price of $0.04 per share; volatility of 123%; term of three years; dividend yield of 0%; interest rate of 0.35%; and risk of forfeiture of 35%.

A summary of warrant transactions during the three months ended March 31, 2013 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	45,852,998	$0.17	$--
Issued during the period	500,000	$0.04	--
Exercised during the period	--	--	--
Terminated during the period	(225,000)	$0.28	--
Outstanding at March 31, 2013	46,127,998	$0.17	$--
Available for purchase at March 31, 2013	46,127,998	$0.17	$1,250
Available for purchase at December 31, 2012	45,852,998	$0.17	$--

Warrants issued by the Company contain exercise prices that were determined by the Company’s board of directors.  Such exercise prices were not less than the quoted market price of the Company's common stock on the date of issuance.  Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at March 31, 2013 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.07 - 0.10	23,556,061	4.7	$0.09	23,556,061	$0.09	4.7
$0.20 - 0.35	19,949,437	1.5	$0.22	19,949,437	$0.22	1.5
$0.50	2,622,500	0.7	$0.50	2,622,500	$0.50	0.7
	46,127,998	3.0	$0.17	46,127,998	$0.17	3.0

As of March 31, 2013, there were no non-vested shares subject to warrants and there was no unrecognized compensation cost.

9.           Stock-Based Compensation

During the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2013	2012
General and administrative	$36,276	$15,230
Sales and marketing	2,520	23,791
Research and development	1,080	4,489
	$39,876	$43,510

For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense related to stock options granted to employees and directors of $11,985 and $30,193, respectively.  For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense related to common stock and warrants granted to non-employees of $27,891 and $13,317, respectively.

10.         Net Loss Per Common Share

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

For the three months ended March 31, 2013, diluted net loss per share did not include the effect of 5,813,587 shares of common stock issuable upon the exercise of outstanding stock options, 46,127,998 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three months ended March 31, 2012, diluted net loss per share did not include the effect of 6,646,920 shares of common stock issuable upon the exercise of outstanding stock options, 44,056,748 shares of common stock issuable upon the exercise of outstanding warrants and 10,323,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

11.         Related-Party Transactions

On February 12, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share (see Note 8).

12.         Commitments and Contingencies

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.  The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  The future minimum lease payments due under this lease for the year ending December 31, 2013 total $53,468.

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

13.         Subsequent Events

On April 1, 2013, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The warrant is exercisable at $0.04 per share and has a term of three years.  The warrant vested upon issuance.  The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $4,969, using the following weighted average assumptions:  exercise price of $0.04 per share; common stock price of $0.04 per share; volatility of 125%; term of three years; dividend yield of 0%; interest rate of 0.36%; and risk of forfeiture of 35%.

On April 30, 2013, the Company sold 3,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $90,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.0475 per share.

On April 30, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $11,875, representing the fair market value of the shares of common stock on the date of issuance ($0.0475 per share).

On May 2, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.051 per share.

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

IET produces and sells a hypochlorous acid-based disinfecting solution (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte” and, together with Anolyte, the “Solutions”).  Our Solutions provide an environmentally responsible and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company manufactures proprietary EcaFlo™ equipment that is used to produce the Solutions for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at a customer’s facility.

Products

We produce Anolyte that is effective as a disinfectant and can be used safely anywhere there is a need to control pathogens, bacteria, viruses, and germs.  The non-toxic and non-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers.  Our Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite.  Our Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella, Pseudomonas aeruginosa, Staphylococcus aureus, Staphylococcus aureus (MRSA), swine influenza virus (H1N1), Escherichia coli, anthrax and Listeria moncytogenes.  Our Anolyte also kills hospital-acquired pathogens such as C. difficile spores and Vacomycin Resistant Enterococcus (VRE) as well as two carbapenem-resistant Enterobacteriaceae (CRE) known as Klebsiella pneumonia carbapenemase (KPC) and New Delhi Metallo-Beta Lactamase (NDM).  Our Anolyte also kills the high-risk blood-borne pathogen HIV and the food-borne pathogens Listeria moncytogenes and Escherichia coli (E. coli).  We also produce Catholyte that is an anti-oxidizing and mild alkaline solution, which is effective as a degreaser and cleaner.

The Company markets and sells Anolyte under the brand name Excelyte®, as trademarked by Benchmark Energy Products, LLC, and under the brand name EcaFlo™.  We sell Catholyte under the brand name Catholyte Zero™.  Our Anolyte is registered with the U.S. Environmental Protection Agency (the “EPA”) as a hard surface disinfectant and sanitizer for hospital-level use and as a biocide for use in oil and gas drilling (EPA Registration No. 82341-1).

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

Business Strategy

Our business model is focused on selling Solutions directly to customers.  We target commercial customers that require bulk quantities of Solutions (barrels and totes rather than gallons and quarts).  In situations where a customer desires to have EcaFlo™ equipment on-site, we lease the equipment and maintain ownership as opposed to selling the EcaFlo™ equipment outright.  We currently focus on three markets:  oil and gas; agriculture and dairy; and healthcare facilities.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the consolidated financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to the critical accounting policies.

Results of Operations

Revenue.  Total revenue for the three months ended March 31, 2013 was $38,830, as compared to $45,799 for the three months ended March 31, 2012.  The $6,969, or 15%, decrease in revenue for the three months ended March 31, 2013 was primarily due to a $7,847 decrease in sales of EcaFlo™ equipment parts and a $5,041 decrease in licensing revenue related to a lease of our EcaFlo™ equipment, offset by a $5,510 increase in sales of Solutions and related items.

Cost of Sales.  Cost of sales for the three months ended March 31, 2013 was $5,375, as compared to $6,602 for the three months ended March 31, 2012.  The $1,227, or 19%, decrease in cost of sales for the three months ended March 31, 2013 was primarily attributable to a decrease in sales.

Gross Profit.  For the three months ended March 31, 2013 and 2012, the gross profit margin was 86%.

General and Administrative Expenses.  For the three months ended March 31, 2013, general and administrative expenses were $278,354, as compared to $298,205 for the three months ended March 31, 2012.  The $19,851, or 7%, decrease in general and administrative expenses for the three months ended March 31, 2013 was primarily the result of a $40,920 reduction in legal fees primarily related to litigation and annual meeting and proxy activities, a $20,200 decrease in consulting fees and a $6,845 reduction in stock-based compensation expense for employees and directors, offset by a $27,891 increase in stock-based compensation expense for consultants, an $11,964 increase in employee payroll and related benefit costs and a $9,168 increase in depreciation costs related to the reclassification of EcaFlo™ equipment from inventory to property and equipment.

Sales and Marketing Expenses.  For the three months ended March 31, 2013, sales and marketing expenses were $105,107, as compared to $126,228 for the three months ended March 31, 2012.  The $21,121, or 17%, decrease in sales and marketing expenses for the three months ended March 31, 2013 was primarily the result of a $13,317 reduction in stock-based compensation for consultants, a $7,954 reduction in stock-based compensation for employees and a $5,459 decrease in equipment warranty expenses, offset by a $5,050 increase in consulting fees.

Research and Development Expenses.  For the three months ended March 31, 2013, research and development expenses were $48,043, as compared to $62,465 for the three months ended March 31, 2012.  The $14,422, or 23%, decrease in research and development expenses for the three months ended March 31, 2013 was primarily the result of a $5,698 reduction in consulting fees and a $3,409 reduction in stock-based compensation for employees.

Loss from Operations. For the three months ended March 31, 2013, the loss from operations was $398,049, as compared to $447,701 for the three months ended March 31, 2012.  The $49,652, or 11%, decrease in the loss from operations for the three months ended March 31, 2013 was primarily attributable to a $19,851 decrease in general and administrative expenses, a $21,121 decrease in sales and marketing expenses and a $14,422 decrease in research and development expenses, offset by a $6,969 decrease in revenue.

Interest Income.  For the three months ended March 31, 2013, interest income was $37, as compared to $838 for the three months ended March 31, 2012.  The decrease in interest income for the three months ended March 31, 2013 was primarily the result of the default by a customer on a capital lease agreement.

Interest Expense. For the three months ended March 31, 2013, interest expense was $10,601, as compared to $21,908 for the three months ended March 31, 2012.  The $11,307, or 52%, decrease in interest expense for the three months ended March 31, 2013 was primarily attributable to a decrease in interest expense on convertible debentures and notes payable resulting from the conversion to common stock or payoff of outstanding principal.

Net Loss.  For the three months ended March 31, 2013, net loss was $408,613, as compared to $468,771 for the three months ended March 31, 2012.  The $60,158, or 13%, decrease in net loss for the three months ended March 31, 2013 was primarily attributable to a $19,851 decrease in general and administrative expenses, a $21,121 decrease in sales and marketing expenses, a $14,422 decrease in research and development expenses and an $11,307 decrease in interest expense, offset by a $6,969 decrease in revenue.

Liquidity and Capital Resources

As of March 31, 2013, IET had a working capital deficiency of $157,397 and cash on hand of $138,723.  The $41,766 decrease in cash on hand from December 31, 2012 was primarily due to our continuing operating expenses, offset by the receipt of $311,750 of net proceeds from the sale of our common stock.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our convertible debentures, convertible promissory notes and common stock.

During the three months ended March 31, 2013, we received $311,750 of net proceeds related to the sale of our common stock ($218,000 in February 2013 and $93,750 in March 2013).  Subsequent to March 31, 2013, we received $215,000 of net proceeds related to the sale of our common stock ($90,000 in April 2013 and $125,000 in May 2013).

As of May 10, 2013, our cash position was approximately $176,000.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately three months from the filing date of this quarterly report on Form 10-Q.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  The current economic slowdown has made financing more difficult to obtain, and, even if obtained, any such equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the year ended December 31, 2012, which expressed substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  In addition, the Company sold 3,333,333 shares of its common stock to an institutional investor for an aggregate purchase price of $100,000, or $0.03 per share, and incurred offering costs of $7,000 in connection with this sale of common stock.  The quoted market price of the Company’s common stock on the date of closing these transactions was $0.04 per share.

On February 28, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $9,125, representing the fair market value of the shares of common stock on the date of issuance ($0.0365 per share).

On March 1, 2013, the Company sold 2,500,000 shares of its common stock to an institutional investor for an aggregate purchase price of $75,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.  The Company incurred offering costs of $5,250 in connection with this sale of common stock.

On March 22, 2013, the Company sold 800,000 shares of its common stock to an individual investor for an aggregate purchase price of $24,000, or $0.03 per share.  The quoted market price of the Company’s common stock on the date of closing this transaction was $0.04 per share.

On March 31, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $10,050, representing the fair market value of the shares of common stock the date of issuance ($0.042 per share).

The Company will use the net proceeds from each of the aforementioned transactions for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy.  In connection with the issuances of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.           Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009 and remains unpaid.  The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  An aggregate of 62,500 shares of the Company’s common stock can be issued pursuant to this convertible debenture at the current conversion price of $0.40 per share.  As of March 31, 2013, the accrued and unpaid interest on this convertible debenture was $8,189.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

May 15, 2013	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

May 15, 2013	By:	/s/Thomas S. Gifford
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

10.3	2012 Equity Incentive Plan of the Company (filed herewith).
10.4
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

E-1

Exhibit No.	Description
10.6
Sales Management Services Agreement, dated as of December 6, 2011, by and between I.E.T., Inc. and TrueLogix, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on December 6, 2011).

10.6.1
Mutual Termination of Sales Management Services Agreement, dated as of August 31, 2012, among I.E.T., Inc., TrueLogix, LLC, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on September 25, 2012).

10.7
Warrant, dated October 27, 2011, issued by the Company to Raymond C. Kubacki for the purchase of 468,750 shares of the Company’s common stock (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.8
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

10.9
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
101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

*  Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-2