Form 10-Q
period 2013-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2013-08-14
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 200,157,577 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.                   Financial Statements

The consolidated balance sheet as of June 30, 2013 and the related consolidated statements of operations and consolidated statements of cash flows for the three and six months ended June 30, 2013 and 2012 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$168,011	$180,489
Accounts receivable	33,258	29,212
Prepaid expenses	9,684	15,933
Inventory	65,409	82,566
Note receivable	3,590	7,762

Total current assets	279,952	315,962

Property and equipment, net	430,334	282,982

Total assets	$710,286	$598,944

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$210,979	$249,474
Accrued expenses	161,401	159,963
Customer deposits	38,109	36,109
Convertible debentures	25,000	25,000
Note payable	67,039	—

Total current liabilities	502,528	470,546

Convertible debentures	476,125	476,125
Note payable	84,961	—

Total liabilities	1,063,614	946,671
Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 400,000,000 shares authorized; 178,920,880 and 150,368,500 shares issued and outstanding, respectively	178,922	150,369
Additional paid-in capital	18,038,615	17,151,303
Accumulated deficit	(18,570,865)	(17,649,399)
Total stockholders' deficiency	(353,328)	(347,727)

Total liabilities and stockholders' deficiency	$710,286	$598,944

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Sales	$22,376	$23,753	$44,706	$48,011
Leasing and licensing fees	19,500	13,500	36,000	35,041
	41,876	37,253	80,706	83,052
Cost of sales	9,274	10,105	14,648	16,707

Gross profit	32,602	27,148	66,058	66,345

Operating expenses:
General and administrative	373,450	337,904	651,805	636,109
Sales and marketing	110,216	120,808	215,323	247,036
Research and development	51,349	96,818	99,391	159,283
	535,015	555,530	966,519	1,042,428

Loss from operations	(502,413)	(528,382)	(900,461)	(976,083)

Other income (expense):
Interest income	16	229	53	1,067
Interest expense	(10,456)	(21,562)	(21,058)	(43,470)
Total other income (expense)	(10,440)	(21,333)	(21,005)	(42,403)

Net loss	$(512,853)	$(549,715)	$(921,466)	$(1,018,486)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	171,255,129	135,602,418	163,836,087	133,454,368

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(921,466)	$(1,018,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,163	60,708
Stock-based compensation expense	81,065	88,638
Stock issued as settlement of litigation	26,550	—
Write-down of lease receivable	—	20,113
Changes in operating assets and liabilities:
Accounts receivable	(4,046)	(8,367)
Lease receivable	—	3,348
Note receivable	—	7,152
Inventory	1,529	14,195
Other receivable	—	12,081
Prepaid expenses	6,249	(14,508)
Accounts payable	17,677	46,125
Accrued expenses	1,438	64,802
Customer deposits	2,000	(5,420)
Net cash used in operating activities	(711,841)	(729,619)
Cash flows used in investing activity:
Purchase of equipment	(56,887)	—
Cash flows from financing activity:
Proceeds from sale of common stock, net of offering costs	756,250	1,029,900
(Decrease) increase in cash	(12,478)	300,281
Cash - beginning of period	180,489	145,993
Cash - end of period	$168,011	$446,274
Supplemental disclosure of cash flow information:
Cash paid for interest	$624	$632
Cash paid for income taxes	$—	$5,462
Non-cash operating activity:
Issuance of 1,485,714 and 360,000 shares of common stock, respectively, as payment of director fees	$52,000	$36,000
Non-cash investing activity
Issuance of note payable as payment of equipment	$152,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.           Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company had a working capital deficiency of $222,576 and an accumulated deficit of $18,570,865 as of June 30, 2013.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.           Inventory

As of June 30, 2013 and December 31, 2012, inventory consisted of parts and materials totaling $65,409 and $82,566, respectively.

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

During the six months ended June 30, 2013, the Company and the customer agreed to apply $4,172 of accounts payable due by the Company to the customer against the note receivable balance due from the customer to the Company.  The accounts payable amount due by the Company to the customer related to the purchase of certain parts and materials by the Company from the customer.  During the three and six months ended June 30, 2013, the Company recognized $16 and $53, respectively, of interest income related to this note receivable.  During the three and six months ended June 30, 2012, the Company recognized $168 and $348, respectively, of interest income related to this note receivable.  As of June 30, 2013 and December 31, 2012, the current portion of the note receivable was $3,590 and $7,762, respectively.

4.           Property and Equipment

As of June 30, 2013 and December 31, 2012, property and equipment, on a net basis, consisted of the following (see note 8):

	June 30, 2013	December 31, 2012
Leasehold improvements	$328,977	$328,977
Equipment	427,883	203,368
	756,860	532,345
Less: Accumulated depreciation	(326,526)	(249,363)
	$430,334	$282,982

5.           Accrued Expenses

As of June 30, 2013 and December 31, 2012, accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Accrued compensation	$115,000	$115,000
Accrued interest	41,968	21,330
Accrued auditing fees	2,800	22,000
Accrued other expenses	1,633	1,633
	$161,401	$159,963

6.           Customer Deposits

On March 29, 2011, the Company agreed to issue a credit to purchase equipment to a consultant in the amount of $36,109.  This credit was issued as payment to the consultant for consulting services previously rendered to the Company.  The Company has recorded this amount as a customer deposit.

Pursuant to the terms of a license agreement with a third party related to the use by the third party of the Company’s United States Environmental Protection Agency (the “EPA”) registration for its anolyte solution, the Company received a deposit of $2,000.

7.           Convertible Debentures

April 2007 Convertible Debenture

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009 and remains unpaid.  The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture at the current conversion price of $0.40 per share.

During the three and six months ended June 30, 2013, the Company recorded a total of $748 and $1,488, respectively, of interest expense related to this convertible debenture.  During the three and six months ended June 30, 2012, the Company recorded a total of $748 and $1,496, respectively, of interest expense related to this convertible debenture.  As of June 30, 2013, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $8,937, which amount is included as a component of accrued expenses.

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

The entire principal amount of the Zanett August 2012 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.10 per share.  In addition, at the option of the Company, the entire principal amount of the Zanett August 2012 Debenture is convertible into shares of the Company’s common stock at $0.10 per share upon the occurrence of the merger or acquisition of the Company or if the average closing price of the Company’s common stock for any period of ten consecutive trading days is greater than or equal to $0.15 per share.  The quoted market price of the Company’s common stock on August 21, 2012 was $0.05 per share.  An aggregate of 4,761,250 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on the Zanett August 2012 Debenture at the current conversion price of $0.10 per share.

For the three and six months ended June 30, 2013, the Company recorded $9,628 and $19,151, respectively, of interest expense related to the Zanett August 2012 Debenture.  As of June 30, 2013, the outstanding principal on the Zanett August 2012 Debenture was $476,125 and the accrued and unpaid interest was $33,031, which is included as a component of accrued expenses.

8.           Note Payable

On June 17, 2013, the Company and Benchmark Performance Group, Inc. (“Benchmark”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), whereby the Company purchased nineteen EcaFlo™ machines owned by Benchmark as well as the rights to the Excelyte™ trademark and certain other intangible assets.  The purchase price for the nineteen EcaFlo™ machines, the Excelyte™ trademark and other intangible assets was $190,000.

The Company paid $38,000 in conjunction with the closing of the Asset Purchase Agreement and issued a promissory note with a principal balance of $152,000.  The promissory note bears interest at a rate of 7% per annum and requires the Company to make twenty-four monthly payments of $6,805 commencing August 1, 2013.  The promissory note is secured by the nineteen EcaFlo™ machines.

9.           Stockholders’ Deficiency

Common Stock

On April 30, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  In addition, the Company sold 3,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $90,000, or $0.03 per share.

On April 30, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $11,875, representing the fair market value of the shares of common stock on the date of issuance to the consultant ($0.0475 per share).

On May 16, 2013, the Company sold an aggregate of 2,666,666 shares of its common stock to four individual investors for an aggregate purchase price of $80,000, or $0.03 per share.

On May 22, 2013, the Company sold 3,333,333 shares of its common stock to an individual investor for an aggregate purchase price of $100,000, or $0.03 per share.

On May 31, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $12,500, representing the fair market value of the shares of common stock on the date of issuance to the consultant ($0.05 per share).

On June 20, 2013, the Company sold 800,000 shares of its common stock to an individual investor for an aggregate purchase price of $24,000, or $0.03 per share.

On June 26, 2013, the Company issued 450,000 shares of its common stock to Crystal Enterprises, Inc. (“Crystal”) in order to resolve certain disputes and to avoid further litigation costs associated with defending litigation brought by Crystal (see Note 13).  The total expense associated with the issuance of these shares was $26,550, representing the fair market value of the shares of common stock on the date of issuance to Crystal ($0.059 per share).

On June 28, 2013, the Company sold 850,000 shares of its common stock to an individual investor for an aggregate purchase price of $25,500, or $0.03 per share.

Stock Options

The Company currently has two stock option/stock compensation plans in place:  the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of June 30, 2013, stock options to purchase 5,813,587 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  The Company has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan.  The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and other proprietary interests in the Company.  It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.  As of June 30, 2013, no grants or awards had been made under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the six months ended June 30, 2013 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,813,587	$0.18	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Terminated during the period	—	—	—
Outstanding at June 30, 2013	5,813,587	$0.18	$—
Available for purchase at June 30, 2013	1,806,793	$0.10	$—
Available for purchase at December 31, 2012	1,806,793	$0.10	$—

Information with respect to outstanding stock options and stock options exercisable as of June 30, 2013 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	300,000	$0.08	0.8	300,000	$0.08	0.8
$0.10	2,180,253	$0.10	5.7	1,506,793	$0.10	6.5
$0.20	1,666,666	$0.20	8.8	—	—	—
$0.30	1,666,668	$0.30	8.8	—	—	—
	5,813,587	$0.18	7.2	1,806,793	$0.10	5.6

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of June 30, 2013 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2012	4,006,794	$0.05
Granted during the period	—	—
Vested during the period	—	—
Terminated during the period	—	—
Non-vested at June 30, 2013	4,006,794	$0.05

As of June 30, 2013, there was $56,954 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of fifteen months.

Warrants to Purchase Common Stock

On April 1, 2013, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The warrant is exercisable at $0.04 per share and has a term of three years.  The warrant vested upon issuance.  The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $4,696, using the following weighted average assumptions:  exercise price of $0.04 per share; common stock price of $0.04 per share; volatility of 125%; term of three years; dividend yield of 0%; interest rate of 0.36%; and risk of forfeiture of 35%.

A summary of warrant transactions during the six months ended June 30, 2013 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	45,852,998	$0.17	$—
Issued during the period	750,000	$0.04	—
Exercised during the period	—	—	—
Terminated during the period	(225,000)	$0.28	—
Outstanding at June 30, 2013	46,377,998	$0.17	$—
Available for purchase at June 30, 2013	46,377,998	$0.17	$16,250
Available for purchase at December 31, 2012	45,852,998	$0.17	$—

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors.  Such exercise prices are generally not less than the quoted market price of the Company's common stock on the date of issuance.  Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at June 30, 2013 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.07 - 0.10	23,806,061	$0.09	4.4	23,806,061	$0.09	4.4
$0.20 - 0.35	19,949,437	$0.22	1.3	19,949,437	$0.22	1.3
$0.50	2,622,500	$0.50	0.4	2,622,500	$0.50	0.4
	46,377,998	$0.17	2.8	46,377,998	$0.17	2.8

As of June 30, 2013, there were no non-vested shares subject to warrants and there was no unrecognized compensation cost.

10.           Stock-Based Compensation

During the three and six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative	$37,549	$22,842	$73,825	$38,071
Sales and marketing	2,548	16,885	5,068	40,677
Research and development	1,092	5,401	2,172	9,890
	$41,189	$45,128	$81,065	$88,638

For the three and six months ended June 30, 2013, the Company recorded stock-based compensation expense related to stock options granted to employees and directors of $12,118 and $24,103, respectively.  For the three and six months ended June 30, 2013, the Company recorded stock-based compensation expense related to common stock and warrants granted to non-employees of $29,071 and $56,962, respectively.

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

11.           Net Loss Per Common Share

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

For the three and six months ended June 30, 2013, diluted net loss per share did not include the effect of 5,813,587 shares of common stock issuable upon the exercise of outstanding stock options, 46,377,998 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

12.           Related-Party Transactions

On April 30, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share (see Note 9).

13.           Commitments and Contingencies

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.  The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years, terminating December 31, 2013, at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  The future minimum lease payments due under this lease for the remainder of fiscal 2013 total $35,646.

Litigation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the United States District Court for the Western District of Washington by Crystal Enterprises, Inc.  In its complaint, Crystal alleged interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact.  Crystal’s allegations centered on discussions among the Company, Crystal, Pendred, Inc. (an affiliate of Crystal) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of the Company’s anolyte and catholyte solutions.  Crystal sought monetary damages as well as attorney fees.  The Company refuted all claims made by Crystal, including the monetary damages claimed by Crystal.

In order to resolve the dispute and to avoid further litigation costs associated with defending the litigation, the Company agreed to a settlement with Crystal.  Pursuant to the settlement, neither party admitted to any wrongdoing, the parties agreed to unconditional mutual releases regarding, among other things, all of the claims made by Crystal in the civil complaint and the Company issued 450,000 shares of its common stock to Crystal (see Note 9).  The total expense associated with the issuance of these shares was $26,550, representing the fair market value of the shares of common stock on the date of issuance to Crystal ($0.059 per share).

14.           Subsequent Events

On July 31, 2013, the Company sold an aggregate of 7,366,665 shares of its common stock to eleven individual investors for an aggregate purchase price of $221,000, or $0.03 per share.  The Company incurred offering costs of $8,800 in connection with these transactions.

On August 2, 2013, the Company sold an aggregate of 2,803,366 shares of its common stock to six individual investors for an aggregate purchase price of $84,101, or $0.03 per share.  The Company incurred offering costs of $5,808 in connection with these transactions.

On August 2, 2013, the Company issued a warrant to purchase 401,567 shares of the Company’s common stock in connection with a placement agent and advisory services agreement.  The warrant is exercisable at $0.0345 per share and has a term of five years.  The warrant vested upon issuance.  The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $23,188, using the following weighted average assumptions:  exercise price of $0.0345 per share; common stock price of $0.095 per share; volatility of 141%; term of five years; dividend yield of 0%; interest rate of 1.36%; and risk of forfeiture of 35%.

On August 5, 2013, the Company sold 3,333,333 shares of its common stock to an institutional investor and 500,000 shares of its common stock to an individual investor for an aggregate purchase price of $115,000, or $0.03 per share.  The Company incurred offering costs of $8,050 in connection with these transactions.

On August 9, 2013, the Company sold an aggregate of 4,833,333 shares of its common stock to nine individual investors for an aggregate purchase price of $145,000, or $0.03 per share.  The Company incurred offering costs of $7,350 in connection with these transactions.

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

Products

We produce Anolyte that is effective as a disinfectant and can be used safely anywhere there is a need to control pathogens, bacteria, viruses, and germs.  The non-toxic and non-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers.  Our Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite.  Our Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella, Pseudomonas aeruginosa, Staphylococcus aureus (MRSA), swine influenza virus (H1N1) and anthrax.  Our Anolyte also kills hospital-acquired pathogens such as C. difficile spores and Vacomycin Resistant Enterococcus (VRE) as well as two carbapenem-resistant Enterobacteriaceae (CRE) known as Klebsiella pneumonia carbapenemase (KPC) and New Delhi Metallo-Beta Lactamase (NDM).  Our Anolyte also kills the high-risk blood-borne pathogen HIV and food-borne pathogens including Listeria moncytogenes and Escherichia coli (E. coli).  We also produce Catholyte that is an anti-oxidizing and mild alkaline solution, which is effective as a degreaser and cleaner.

The Company markets and sells Anolyte under the brand name Excelyte™ and under the brand name EcaFlo™.  We sell Catholyte under the brand name Catholyte Zero™.  Our Anolyte is registered with the EPA as a hard surface disinfectant and sanitizer for hospital-level use and as a biocide for use in oil and gas drilling (EPA Registration No. 82341-1).

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

Results of Operations

Revenue.  Total revenue for the three months ended June 30, 2013 was $41,876, as compared to $37,253 for the three months ended June 30, 2012.  The $4,623, or 12%, increase in revenue for the three months ended June 30, 2013 was primarily due to a $6,000 increase in license fees and a $5,135 increase in sales of Solutions and related items, offset by a $6,761 decrease in sales of EcaFlo™ equipment parts.

Total revenue for the six months ended June 30, 2013 was $80,706 as compared to $83,052 for the six months ended June 30, 2012.  The $2,346, or 3%, decrease in revenue for the six months ended June 30, 2013 was primarily due to a $14,608 decrease in sales of EcaFlo™ equipment parts, offset by a $10,645 increase in sales of Solutions and related items.

Cost of Sales.  Cost of sales for the three months ended June 30, 2013 was $9,274, as compared to $10,105 for the three months ended June 30, 2012.  The $831, or 8%, decrease in cost of sales for the three months ended June 30, 2013 was primarily attributable to the decrease in sales of EcaFlo™ equipment parts.

Cost of sales for the six months ended June 30, 2013 was $14,648, as compared to $16,707 for the six months ended June 30, 2012.  The $2,059, or 12%, decrease in cost of sales for the six months ended June 30, 2013 was primarily attributable to the decrease in sales of EcaFlo™ equipment parts.

Gross Profit.  For the three months ended June 30, 2013 and 2012, the gross profit margin was 78% and 73%, respectively.  For the six months ended June 30, 2013 and 2012, the gross profit margin was 82% and 80%, respectively.

General and Administrative Expenses.  For the three months ended June 30, 2013, general and administrative expenses were $373,450, as compared to $337,904 for the three months ended June 30, 2012.  The $35,546, or 11%, increase in general and administrative expenses for the three months ended June 30, 2013 was primarily the result of a $29,071 increase in stock-based compensation expense to consultants, a $26,550 increase in litigation settlement expense related to Crystal, a $9,102 increase in legal fees related to litigation, a $8,052 increase in consulting fees primarily related to investor relations services, and a $7,286 increase in depreciation costs related to the reclassification of EcaFlo™ equipment from inventory to property and equipment, offset by a $28,063 decrease in annual meeting and proxy costs and a $20,113 decrease in bad debt expense.

For the six months ended June 30, 2013, general and administrative expenses were $651,805, as compared to $636,109 for the six months ended June 30, 2012.  The $15,696, or 2%, increase in general and administrative expenses for the six months ended June 30, 2013 was primarily the result of a $56,962 increase in stock-based compensation expense to consultants, a $26,550 increase in litigation settlement expense related to Crystal, a $25,807 increase in employee payroll and related benefit costs and a $16,454 increase in depreciation costs related to the reclassification of EcaFlo™ equipment from inventory to property and equipment, offset by a $31,818 decrease in legal fees primarily related to annual meeting and proxy activities, a $28,063 decrease in annual meeting and proxy costs, a $21,208 decrease in stock-based compensation expense for employees and directors and a $20,113 decrease in bad debt expense.

Sales and Marketing Expenses.  For the three months ended June 30, 2013, sales and marketing expenses were $110,216, as compared to $120,808 for the three months ended June 30, 2012.  The $10,592, or 9%, decrease in sales and marketing expenses for the three months ended June 30, 2013 was primarily the result of a $10,054 decrease in stock-based compensation for employees, a $9,932 decrease in office related costs and an $8,602 decrease in employee payroll and related benefit costs, offset by a $13,232 increase in consulting fees primarily related to independent sales representatives and a $6,467 increase in travel expenses.

For the six months ended June 30, 2013, sales and marketing expenses were $215,323, as compared to $247,036 for the six months ended June 30, 2012.  The $31,713, or 13%, decrease in sales and marketing expenses for the six months ended June 30, 2013 was primarily the result of a $18,009 decrease in stock-based compensation for employees, a $17,600 decrease in stock based compensation expense to consultants, a $12,818 decrease in employee payroll and related benefit costs and a $5,818 decrease in equipment warranty expenses, offset by an $18,232 increase in consulting fees primarily related to independent sales representatives.

Research and Development Expenses.  For the three months ended June 30, 2013, research and development expenses were $51,349, as compared to $96,818 for the three months ended June 30, 2012.  The $45,469, or 47%, decrease in research and development expenses for the three months ended June 30, 2013 was primarily the result of a $34,036 decrease in laboratory testing fees, a $4,309 decrease in stock-based compensation for employees and a $4,191 decrease in employee payroll and related benefit costs.

For the six months ended June 30, 2013, research and development expenses were $99,391, as compared to $159,283 for the six months ended June 30, 2012.  The $59,892, or 38%, decrease in research and development expenses for the six months ended June 30, 2013 was primarily the result of a $33,719 decrease in laboratory testing fees, a $7,718 decrease in stock-based compensation for employees, a $10,068 decrease in employee payroll and related benefit costs and an $8,489 decrease in consulting fees related to regulatory consultants.

Loss from Operations. For the three months ended June 30, 2013, the loss from operations was $502,413, as compared to $528,382 for the three months ended June 30, 2012.  The $25,969, or 5%, decrease in the loss from operations for the three months ended June 30, 2013 was primarily attributable to a $45,469 decrease in research and development expenses, a $10,592 decrease in sales and marketing expenses, and a $4,623 increase in revenue, offset by a $35,546 increase in general and administrative expenses.

For the six months ended June 30, 2013, the loss from operations was $900,461, as compared to $976,082 for the six months ended June 30, 2012.  The $75,621, or 8%, decrease in the loss from operations for the six months ended June 30, 2013 was primarily attributable to a $59,892 decrease in research and development expenses and a $31,713 decrease in sales and marketing expenses, offset by a $15,696 increase in general and administrative expenses.

Interest Income.  For the three months ended June 30, 2013, interest income was $16, as compared to $229 for the three months ended June 30, 2012.  For the six months ended June 30, 2013, interest income was $53, as compared to $1,067 for the six months ended June 30, 2012.  The decrease in interest income for both the three and six months ended June 30, 2013 was primarily the result of the default by a customer on a capital lease agreement.

Interest Expense. For the three months ended June 30, 2013, interest expense was $10,456, as compared to $21,562 for the three months ended June 30, 2012.  The $11,106, or 52%, decrease in interest expense for the three months ended June 30, 2013 was primarily attributable to a decrease in interest expense on convertible debentures and notes payable resulting from the conversion to common stock or payoff of outstanding principal.

For the six months ended June 30, 2013, interest expense was $21,058, as compared to $43,470 for the six months ended June 30, 2012.  The $22,412, or 52%, decrease in interest expense for the six months ended June 30, 2013 was primarily attributable to a decrease in interest expense on convertible debentures and notes payable resulting from the conversion to common stock or payoff of outstanding principal.

Net Loss.  For the three months ended June 30, 2013, net loss was $512,853, as compared to $549,715 for the three months ended June 30, 2012.  The $36,862, or 7%, decrease in net loss for the three months ended June 30, 2013 was primarily attributable to a $45,469 decrease in research and development expenses, a $10,592 decrease in sales and marketing expenses, an $11,105 decrease in interest expense and a $4,623 increase in revenue, offset by a $35,546 increase in general and administrative expenses.

For the six months ended June 30, 2013, net loss was $921,466, as compared to $1,018,486 for the six months ended June 30, 2012.  The $97,020, or 10%, decrease in net loss for the six months ended June 30, 2013 was primarily attributable to a $59,892 decrease in research and development expenses, a $31,713 decrease in sales and marketing expenses and a $22,412 decrease in interest expense, offset by a $15,696 increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2013, IET had a working capital deficiency of $222,576 and cash on hand of $168,011.  The $12,478 decrease in cash on hand from December 31, 2012 was primarily due to our continuing operating expenses, offset by the receipt of $756,250 of net proceeds from the sale of our common stock.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our convertible debentures, convertible promissory notes and common stock.

During the six months ended June 30, 2013, we received $756,250 of net proceeds related to the sale of our common stock ($218,000 in February 2013, $93,750 in March 2013, $215,000 in April 2013, $180,000 in May 2013 and $49,500 in June 2013).  Subsequent to June 30, 2013, we received $535,093 of net proceeds related to the sale of our common stock ($212,200 in July 2013 and $322,893 in August 2013).

As of August 9, 2013, our cash position was approximately $539,000.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately six months from the filing date of this quarterly report on Form 10-Q.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Our former independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2012, which expressed substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

Litigation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the United States District Court for the Western District of Washington by Crystal Enterprises, Inc.  In its complaint, Crystal alleged interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact.  Crystal’s allegations centered on discussions among the Company, Crystal, Pendred, Inc. (an affiliate of Crystal) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of the Company’s anolyte and catholyte solutions.  Crystal sought monetary damages as well as attorney fees.  The Company refuted all claims made by Crystal, including the monetary damages claimed by Crystal.

In order to resolve the dispute and to avoid further litigation costs associated with defending the litigation, the Company agreed to a settlement with Crystal.  Pursuant to the settlement, neither party admitted to any wrongdoing, the parties agreed to unconditional mutual releases regarding, among other things, all of the claims made by Crystal in the civil complaint and the Company issued 450,000 shares of its common stock to Crystal.  The total expense associated with the issuance of these shares was $26,550, representing the fair market value of the shares of common stock on the date of issuance to Crystal ($0.059 per share).

Item 1A.                Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  In addition, the Company sold 3,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $90,000, or $0.03 per share.

On April 30, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $11,875, representing the fair market value of the shares of common stock on the date of issuance to the consultant ($0.0475 per share).

On May 16, 2013, the Company sold an aggregate of 2,666,666 shares of its common stock to four individual investors for an aggregate purchase price of $80,000, or $0.03 per share.

On May 22, 2013, the Company sold 3,333,333 shares of its common stock to an individual investor for an aggregate purchase price of $100,000, or $0.03 per share.

On May 31, 2013, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The total expense associated with the issuance of these shares was $12,500, representing the fair market value of the shares of common stock on the date of issuance to the consultant ($0.05 per share).

On June 20, 2013, the Company sold 800,000 shares of its common stock to an individual investor for an aggregate purchase price of $24,000, or $0.03 per share.

On June 26, 2013, the Company issued 450,000 shares of its common stock to Crystal Enterprises, Inc. in order to resolve certain disputes and to avoid further litigation costs associated with defending litigation brought by Crystal (see Note 13).  The total expense associated with the issuance of these shares was $26,550, representing the fair market value of the shares of common stock on the date of issuance to Crystal ($0.059 per share).

On June 28, 2013, the Company sold 850,000 shares of its common stock to an individual investor for an aggregate purchase price of $25,500, or $0.03 per share.

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

Item 3.                   Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009 and remains unpaid.  The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture at the current conversion price of $0.40 per share.  As of June 30, 2013, the accrued and unpaid interest on this convertible debenture was $8,937.

Item 4.                   Mine Safety Disclosures

Not applicable.

Item 5.                    Other Information

None.

Item 6.                   Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL
TECHNOLOGIES, LTD.

August 14, 2013	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

August 14, 2013	By:	/s/ Thomas S. Gifford
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

4.4
7% Secured Promissory Note in the principal amount of $152,000 issued by I.E.T., Inc. to Benchmark Performance Group, Inc. dated June 17, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

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

10.3
2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

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

E-1

Exhibit No.	Description
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

10.10
Asset Purchase Agreement, dated as of June 17, 2013, by and between I.E.T., Inc. and Benchmark Performance Group, Inc.  Upon the request of the Securities and Exchange Commission, the Company agrees to furnish copies of each of the following schedules and exhibits:  Schedule I – Equipment; Schedule II – Intangible Property; Exhibit A – Form of Secured Promissory Note; Exhibit B – Form of Trademark Assignment; Exhibit C – Form of Domain Name Assignment; Exhibit D – Form of State Registration Assignment  (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

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