Form 10-Q
period 2013-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2013-11-08
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, there were 227,974,830 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The consolidated balance sheet as of September 30, 2013 and the related consolidated statements of operations and consolidated statements of cash flows for the three and nine months ended September 30, 2013 and 2012 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$547,782	$180,489
Accounts receivable	41,836	29,212
Prepaid expenses and other	36,357	15,933
Inventory	69,447	82,566
Note receivable	2,481	7,762

Total current assets	697,903	315,962

Property and equipment, net	390,569	282,982

Total assets	$1,088,472	$598,944

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$139,969	$249,474
Accrued expenses	75,897	159,963
Customer deposits	38,109	36,109
Convertible debentures	25,000	25,000
Note payable	74,207	--

Total current liabilities	353,182	470,546

Convertible debentures	476,125	476,125
Note payable	65,921	--

Total liabilities	895,228	946,671
Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $.001 par value; 400,000,000 shares authorized; 211,823,315 and 150,368,500 shares issued and outstanding, respectively	211,823	150,369
Additional paid-in capital	19,013,849	17,151,303
Accumulated deficit	(19,032,428)	(17,649,399)
Total stockholders' equity (deficiency)	193,244	(347,727)

Total liabilities and stockholders' equity (deficiency)	$1,088,472	$598,944

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Sales	$31,942	$23,049	$76,648	$71,060
Leasing and licensing fees	10,500	13,854	46,500	48,895
	42,442	36,903	123,148	119,955
Cost of sales	9,462	36,425	24,110	53,131

Gross profit	32,980	478	99,038	66,824

Operating expenses:
General and administrative	307,413	252,169	959,217	888,278
Sales and marketing	119,669	129,657	334,992	376,693
Research and development	55,450	75,573	154,841	234,857
	482,532	457,399	1,449,050	1,499,828

Loss from operations	(449,552)	(456,921)	(1,350,012)	(1,433,004)

Other income (expense):
Interest income	3	141	55	1,208
Interest expense	(12,014)	(15,932)	(33,072)	(59,402)
Total other income (expense)	(12,011)	(15,791)	(33,017)	(58,194)

Net loss	$(461,563)	$(472,712)	$(1,383,029)	$(1,491,198)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	198,329,568	143,580,929	175,460,264	136,854,527

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,383,029)	$(1,491,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,549	89,676
Stock-based compensation expense	116,505	132,871
Stock issued as settlement of litigation	26,550	--
Write-down of accounts receivable	--	813
Write-down of lease receivable	--	20,113
Changes in operating assets and liabilities:
Accounts receivable	(12,624)	(6,060)
Lease receivable	--	13,883
Note receivable	1,109	10,760
Inventory	(2,510)	15,311
Other receivable	--	12,081
Prepaid expenses and other	(20,424)	(12,626)
Accounts payable	(35,083)	(45,967)
Accrued expenses	(45,976)	52,783
Customer deposits	2,000	(5,420)
Net cash used in operating activities	(1,226,933)	(1,212,980)
Cash flows used in investing activity:
Purchase of equipment	(66,507)	--
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,672,605	1,529,900
Repayment of note payable	(11,872)	--
Net cash provided by financing activities	1,660,733	1,529,900
Increase in cash	367,293	316,920
Cash - beginning of period	180,489	145,993
Cash - end of period	$547,782	$462,913
Supplemental disclosure of cash flow information:
Cash paid for interest	$803	$891
Cash paid for income taxes	$106	$5,462
Non-cash operating activity:
Issuance of 1,713,839 and 360,000 shares of common stock, respectively, as payment of director fees	$70,250	$36,000
Issuance of 400,947 shares of common stock as payment of interest on convertible debenture	$38,090	$--
Non-cash investing activity:
Issuance of note payable as payment for equipment	$152,000	$--
Non-cash financing activities:
Issuance of 2,185,585 shares of common stock as payment of $150,000 of principal and $47,148 of interest on convertible debentures	$--	$197,148
Issuance of 4,602,750 shares of common stock as payment of $400,000 of principal and $36,165 of interest on convertible promissory notes	$--	$436,165

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.      Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company had working capital of $344,721 and an accumulated deficit of $19,032,428 as of September 30, 2013.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.      Inventory

As of September 30, 2013 and December 31, 2012, inventory consisted of parts and materials totaling $69,447 and $82,566, respectively.

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

During the nine months ended September 30, 2013, the Company and the customer agreed to apply $4,172 of accounts payable due by the Company to the customer against the note receivable balance due from the customer to the Company.  The accounts payable amount due by the Company to the customer related to the purchase of certain parts and materials by the Company from the customer.  During the three and nine months ended September 30, 2013, the Company recognized $3 and $55, respectively, of interest income related to this note receivable.  During the three and nine months ended September 30, 2012, the Company recognized $141 and $490, respectively, of interest income related to this note receivable.

4.      Property and Equipment

As of September 30, 2013 and December 31, 2012, property and equipment, on a net basis, consisted of the following (see note 8):

	September 30, 2013	December 31, 2012
Leasehold improvements	$328,977	$328,977
Equipment	437,504	203,368
	766,481	532,345
Less: Accumulated depreciation	(375,912)	(249,363)
	$390,569	$282,982

5.      Accrued Expenses

As of September 30, 2013 and December 31, 2012, accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Accrued compensation	$57,500	$115,000
Accrued interest	13,964	21,330
Accrued auditing fees	2,800	22,000
Accrued other expenses	1,633	1,633
	$75,897	$159,963

6.      Customer Deposits

On March 29, 2011, the Company agreed to issue a credit to purchase equipment to a consultant in the amount of $36,109.  This credit was issued as payment to the consultant for consulting services previously rendered to the Company.  The Company has recorded this amount as a customer deposit.

Effective January 1, 2013, the Company entered into a license agreement with a third party related to the use by the third party of the Company’s United States Environmental Protection Agency (the “EPA”) registration for its anolyte solution.  The Company received a deposit of $2,000 pursuant to the terms of this agreement.

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

During the three and nine months ended September 30, 2013, the Company recorded a total of $748 and $2,236, respectively, of interest expense related to this convertible debenture.  During the three and nine months ended September 30, 2012, the Company recorded a total of $756 and $2,252, respectively, of interest expense related to this convertible debenture.  As of September 30, 2013, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $9,685, which amount is included as a component of accrued expenses.

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

On August 22, 2013, the Company issued 400,947 shares of the Company’s common stock to Zanett as payment of $38,090 of accrued interest due on the Zanett August 2012 Debenture for the period commencing August 21, 2012 through August 20, 2013.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.095 per share) as defined in the Zanett August 2012 Debenture.

During the three and nine months ended September 30, 2013, the Company recorded $9,338 and $28,489, respectively, of interest expense related to the Zanett August 2012 Debenture.  During the three and nine months ended September 30, 2012, the Company recorded $7,989 and $23,201, respectively, of interest expense related to the Zanett August 2012 Debenture and the Zanett July 2011 Debenture.  As of September 30, 2013, the outstanding principal on the Zanett August 2012 Debenture was $476,125 and the accrued and unpaid interest was $4,279, which is included as a component of accrued expenses.

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

The Company paid $38,000 in conjunction with the closing of the Asset Purchase Agreement and issued a promissory note with a principal balance of $152,000 (the “Benchmark Note”).  The Benchmark Note bears interest at a rate of 7% per annum and requires the Company to make twenty-four monthly payments of $6,805 commencing August 1, 2013.  The Benchmark Note is secured by the nineteen EcaFlo™ machines.

For the three and nine months ended September 30, 2013, the Company recorded $1,739 of interest expense related to the Benchmark Note.  As of September 30, 2013, the outstanding principal on the Benchmark Note was $140,128 (current portion $74,207; long-term portion $65,921).

9.      Stockholders’ Equity (Deficiency)

Common Stock

On July 11, 2013, the Company sold an aggregate of 2,400,000 shares of its common stock to two individual investors for an aggregate purchase price of $72,000, or $0.03 per share.

On July 31, 2013, the Company sold an aggregate of 7,366,665 shares of its common stock to eleven individual investors for an aggregate purchase price of $221,000, or $0.03 per share.  The Company incurred offering costs of $11,740 in connection with these transactions.

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

On August 9, 2013, the Company sold an aggregate of 4,833,333 shares of its common stock to nine individual investors for an aggregate purchase price of $145,000, or $0.03 per share.  The Company incurred offering costs of $9,100 in connection with these transactions.

On August 16, 2013, the Company sold an aggregate of 6,803,333 shares of its common stock to nine individual investors for an aggregate purchase price of $204,100, or $0.03 per share.  The Company incurred offering costs of $9,588 in connection with these transactions.

On August 23, 2013, the Company sold 1,700,000 shares of its common stock to an institutional investor and 1,533,333 shares of its common stock to four individual investors for an aggregate purchase price of $97,000, or $0.03 per share.  The Company incurred offering costs of $5,460 in connection with these transactions.

On August 30, 2013, the Company sold 1,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $30,000, or $0.03 per share.  The Company incurred offering costs of $2,100 in connection with this transaction.

Stock Options

The Company currently has two stock option/stock compensation plans in place:  the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of September 30, 2013, stock options to purchase 5,813,587 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  The Company has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan.  The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and other proprietary interests in the Company.  It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.  As of September 30, 2013, no grants or awards had been made under the 2012 Equity Incentive Plan.

Common stock grants and stock option awards under the Equity Incentive Plans were granted or issued at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company's common stock on the date of grant or issuance.  Stock options granted and outstanding to date consist of both incentive stock options and non-qualified stock options.

A summary of stock option transactions under the Equity Incentive Plans during the nine months ended September 30, 2013 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,813,587	$0.18	$--
Granted during the period	--	--	--
Exercised during the period	--	--	--
Terminated during the period	--	--	--
Outstanding at September 30, 2013	5,813,587	$0.18	$--
Available for purchase at September 30, 2013	1,806,793	$0.10	$--
Available for purchase at December 31, 2012	1,806,793	$0.10	$--

Information with respect to stock options outstanding and stock options exercisable as of September 30, 2013 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$ 0.08	300,000	$0.08	0.5	300,000	$0.08	0.5
$ 0.10	2,180,253	$0.10	5.4	1,506,793	$0.10	6.3
$ 0.20	1,666,666	$0.20	8.5	--	--	--
$ 0.30	1,666,668	$0.30	8.5	--	--	--
	5,813,587	$0.18	6.9	1,806,793	$0.10	5.3

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of September 30, 2013 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2012	4,006,794	$0.05
Granted during the period	--	--
Vested during the period	--	--
Terminated during the period	--	--
Non-vested at September 30, 2013	4,006,794	$0.05

As of September 30, 2013, there was $44,703 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of thirteen months.

Warrants to Purchase Common Stock

On August 2, 2013, the Company issued a warrant to purchase 401,567 shares of the Company’s common stock in connection with a placement agent and advisory services agreement.  The warrant is exercisable at $0.0345 per share and has a term of five years.  The warrant vested upon issuance.  The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $23,188.  This fair value calculation used the following weighted average assumptions:  exercise price of $0.0345 per share; common stock price of $0.095 per share; volatility of 141%; term of five years; dividend yield of 0%; interest rate of 1.36%; and risk of forfeiture of 35%.

A summary of warrant transactions during the nine months ended September 30, 2013 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	45,852,998	$0.17	$--
Issued during the period	1,151,567	$0.04	--
Exercised during the period	--	--	--
Terminated during the period	(225,000)	$0.28	--
Outstanding at September 30, 2013	46,779,565	$0.17	$95,582
Available for purchase at September 30, 2013	46,779,565	$0.17	$95,582
Available for purchase at December 31, 2012	45,852,998	$0.17	$--

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors.  Such exercise prices are generally not less than the quoted market price of the Company's common stock on the date of issuance.  Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to warrants outstanding and warrants exercisable at September 30, 2013 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$ 0.03 - 0.10	24,207,628	$0.09	4.2	24,207,628	$0.09	4.2
$ 0.20 - 0.35	19,949,437	$0.22	1.0	19,949,437	$0.22	1.0
$ 0.50	2,622,500	$0.50	0.2	2,622,500	$0.50	0.2
	46,779,565	$0.17	2.6	46,779,565	$0.17	2.6

As of September 30, 2013, there were no non-vested shares subject to warrants and there was no unrecognized compensation cost.

10.   Stock-Based Compensation

During the three and nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative	$31,760	$23,135	$105,585	$61,206
Sales and marketing	2,576	15,625	7,644	56,302
Research and development	1,104	5,473	3,276	15,363
	$35,440	$44,233	$116,505	$132,871

For the three and nine months ended September 30, 2013, the Company recorded stock-based compensation expense related to stock options granted to employees and directors of $12,252 and $36,355, respectively.  For the three and nine months ended September 30, 2013, the Company recorded stock-based compensation expense related to common stock and warrants granted to non-employees of $23,188 and $80,150, respectively.

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

For the three and nine months ended September 30, 2013, diluted net loss per share did not include the effect of 5,813,587 shares of common stock issuable upon the exercise of outstanding stock options, 46,779,565 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

12.   Commitments and Contingencies

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.  The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years, terminating December 31, 2013, at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  The future minimum lease payments due under this lease for the remainder of fiscal 2013 total $17,823.

13.   Subsequent Events

On November 5, 2013, the Company sold 1,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $66,000, or $0.066 per share.

On November 7, 2013, the Company sold 15,151,515 shares of its common stock to an individual investor for an aggregate purchase price of $1,000,000, or $0.066 per share.

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

Products

We produce Anolyte that is effective as a disinfectant and can be used safely anywhere there is a need to control pathogens, bacteria, viruses, and germs.  The non-toxic and non-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers.  Our Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite.  Our Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella, Pseudomonas aeruginosa, Staphylococcus aureus (MRSA), swine influenza virus (H1N1) and anthrax.  Our Anolyte also kills hospital-acquired pathogens such as C. difficile spores and Vacomycin-Resistant Enterococcus (VRE) as well as two Carbapenem-Resistant Enterobacteriaceae (CRE) known as Klebsiella Pneumonia Carbapenemase (KPC) and New Delhi Metallo-Beta Lactamase (NDM).  Our Anolyte also kills the high-risk blood-borne pathogen HIV and food-borne pathogens including Listeria moncytogenes and Escherichia coli (E. coli).  Our Anolyte is registered with the EPA as a hard surface disinfectant and sanitizer for hospital-level use and as a biocide for use in oil and gas drilling (EPA Registration No. 82341-1).  We also produce Catholyte that is an anti-oxidizing and mild alkaline solution, which is effective as a degreaser and cleaner for janitorial, sanitation and food processing uses.  We market and sell Anolyte under the brand name Excelyte™ and under the brand name EcaFlo™ and we sell Catholyte under the brand name Catholyte Zero™.

The Company also leases EcaFlo™ equipment when the customer’s business model or required volume of Solutions warrants such an arrangement.  Under these agreements, we lease equipment and provide service support for a fixed monthly price and, in certain agreements, we receive ongoing payments (royalties) for the Solutions produced under the agreement.  We also license to certain customers the right to utilize our EPA registration pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of Solutions produced by our EcaFlo™ equipment.

Business Strategy

Our business model is focused on selling Solutions directly to customers.  We target commercial customers that require bulk quantities of Solutions.  In situations where a customer desires to have EcaFlo™ equipment on-site, we lease the equipment and maintain ownership as opposed to selling the EcaFlo™ equipment outright.  We currently focus on three markets:  oil and gas; agriculture and dairy; and healthcare facilities.

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

Results of Operations

Revenue.  Total revenue for the three months ended September 30, 2013 was $42,442, as compared to $36,903 for the three months ended September 30, 2012.  The $5,539, or 15%, increase in revenue for the three months ended September 30, 2013 was primarily due to a $10,851 increase in sales of EcaFlo™ equipment parts, a $5,647 increase in license revenue and a $3,006 increase in sales of Solutions, offset by a $9,000 decrease in EcaFlo™ equipment leasing revenue and a $4,600 decrease in sales of Solutions-related products.

Total revenue for the nine months ended September 30, 2013 was $123,148 as compared to $119,955 for the nine months ended September 30, 2012.  The $3,193, or 3%, increase in revenue for the nine months ended September 30, 2013 was primarily due to a $7,882 increase in sales of Solutions, a $6,606 increase in license revenue and a $1,168 increase in sales of Solutions-related products, offset by a $9,000 decrease in EcaFlo™ equipment leasing revenue and a $3,757 decrease in sales of EcaFlo™ equipment parts.

Cost of Sales.  Cost of sales for the three months ended September 30, 2013 was $9,462, as compared to $36,425 for the three months ended September 30, 2012.  The $26,963, or 74%, decrease in cost of sales for the three months ended September 30, 2013 was primarily attributable to a decrease in sales of certain EcaFlo™ equipment parts with high associated cost of sales.

Cost of sales for the nine months ended September 30, 2013 was $24,110, as compared to $53,131 for the nine months ended September 30, 2012.  The $29,021, or 55%, decrease in cost of sales for the nine months ended September 30, 2013 was primarily attributable to the decrease in sales of certain EcaFlo™ equipment parts with high associated cost of sales.

Gross Profit.  For the three months ended September 30, 2013 and 2012, the gross profit margin was 78% and 1%, respectively.  For the nine months ended September 30, 2013 and 2012, the gross profit margin was 80% and 56%, respectively.  The increase in gross profit margin for both the three and nine months ended September 30, 2013 was primarily attributable to the increase in licensing revenue with minimal cost of sales and the decrease in sales of certain EcaFlo™ equipment parts with high associated cost of sales.

General and Administrative Expenses.  For the three months ended September 30, 2013, general and administrative expenses were $307,413, as compared to $252,169 for the three months ended September 30, 2012.  The $55,244, or 22%, increase in general and administrative expenses for the three months ended September 30, 2013 was primarily the result of a $23,188 increase in stock-based compensation expense to consultants related to investor relations, a $20,418 increase in depreciation costs related to the reclassification of EcaFlo™ equipment from inventory to property and equipment, a $13,938 increase in office-related expenses, an $8,000 increase in consulting fees primarily related to investor relations services and a $2,760 increase in employee payroll and related benefit costs, offset by a $14,563 decrease in stock-based compensation expense to employees.

For the nine months ended September 30, 2013, general and administrative expenses were $959,217, as compared to $888,278 for the nine months ended September 30, 2012.  The $70,939, or 8%, increase in general and administrative expenses for the nine months ended September 30, 2013 was primarily the result of an $80,150 increase in stock-based compensation expense to consultants related to investor relations, a $36,872 increase in depreciation costs related to the reclassification of EcaFlo™ equipment from inventory to property and equipment, a $27,829 increase in employee payroll and related benefit costs, a $26,742 increase in office-related expenses and a $26,550 increase in litigation settlement expense related to the Crystal Enterprises, Inc. dispute, offset by a $35,770 decrease in stock-based compensation expense for employees and directors, a $35,622 decrease in legal fees primarily related to annual meeting and proxy activities, a $27,717 decrease in annual meeting and proxy costs, a $20,926 decrease in bad debt expense and a $6,457 decrease in travel expenses.

Sales and Marketing Expenses.  For the three months ended September 30, 2013, sales and marketing expenses were $119,669 as compared to $129,657 for the three months ended September 30, 2012.  The $9,988, or 8%, decrease in sales and marketing expenses for the three months ended September 30, 2013 was primarily the result of a $10,194 decrease in stock-based compensation for employees and a $9,000 decrease in consulting fees primarily related to independent sales representatives, offset by a $5,910 increase in marketing-related shipping costs and a $3,277 increase in equipment and office-related expenses.

For the nine months ended September 30, 2013, sales and marketing expenses were $334,992, as compared to $376,693 for the nine months ended September 30, 2012.  The $41,701, or 11%, decrease in sales and marketing expenses for the nine months ended September 30, 2013 was primarily the result of a $28,203 decrease in stock-based compensation for employees, a $20,455 decrease in stock-based compensation expense to consultants, a $9,759 decrease in employee payroll and related benefit costs and a $7,767 decrease in equipment warranty expenses, offset by a $7,501 increase in marketing-related shipping costs, a $3,742 increase in equipment and office-related expenses, a $9,234 increase in consulting fees primarily related to marketing and a $7,625 increase in sales conference fees.

Research and Development Expenses.  For the three months ended September 30, 2013, research and development expenses were $55,450, as compared to $75,573 for the three months ended September 30, 2012.  The $20,123, or 27%, decrease in research and development expenses for the three months ended September 30, 2013 was primarily the result of a $23,025 decrease in laboratory testing fees and a $4,369 decrease in stock-based compensation for employees, offset by a $2,714 increase in equipment and office-related expenses, a $2,295 increase in employee payroll and related benefit costs and a $2,266 increase in consulting fees related to product development.

For the nine months ended September 30, 2013, research and development expenses were $154,841, as compared to $234,857 for the nine months ended September 30, 2012.  The $80,016, or 34%, decrease in research and development expenses for the nine months ended September 30, 2013 was primarily the result of a $56,744 decrease in laboratory testing fees, a $12,087 decrease in stock-based compensation for employees, a $7,772 decrease in employee payroll and related benefit costs and a $6,223 decrease in consulting fees related to regulatory and patent consultants, offset by a $3,023 increase in equipment and office-related expenses.

Loss from Operations. For the three months ended September 30, 2013, the loss from operations was $449,552, as compared to $456,921 for the three months ended September 30, 2012.  The $7,369, or 2%, decrease in the loss from operations for the three months ended September 30, 2013 was attributable to a $32,502 increase in gross profit on revenue resulting from a $5,539 increase in revenue and a $26,963 decrease in cost of sales, a $20,123 decrease in research and development expenses and a $9,988 decrease in sales and marketing expenses, offset by a $55,244 increase in general and administrative expenses.

For the nine months ended September 30, 2013, the loss from operations was $1,350,012, as compared to $1,433,004 for the nine months ended September 30, 2012.  The $82,992, or 6%, decrease in the loss from operations for the nine months ended September 30, 2013 was attributable to a $32,214 increase in gross profit on revenue resulting from a $3,193 increase in revenue and a $29,021 decrease in cost of sales, an $80,016 decrease in research and development expenses and a $41,701 decrease in sales and marketing expenses, offset by a $70,939 increase in general and administrative expenses.

Interest Income.  For the three months ended September 30, 2013, interest income was $3, as compared to $141 for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, interest income was $55, as compared to $1,208 for the nine months ended September 30, 2012.  The decrease in interest income for both the three and nine months ended September 30, 2013 was primarily the result of the default by a customer on a capital lease agreement.

Interest Expense. For the three months ended September 30, 2013, interest expense was $12,014, as compared to $15,932 for the three months ended September 30, 2012.  The $3,918, or 25%, decrease in interest expense for the three months ended September 30, 2013 was primarily attributable to a decrease in interest expense on convertible debentures and notes payable resulting from the conversion to common stock or payoff of outstanding principal.

For the nine months ended September 30, 2013, interest expense was $33,072, as compared to $59,402 for the nine months ended September 30, 2012.  The $26,330, or 44%, decrease in interest expense for the nine months ended September 30, 2013 was primarily attributable to a decrease in interest expense on convertible debentures and notes payable resulting from the conversion to common stock or payoff of outstanding principal.

Net Loss.  For the three months ended September 30, 2013, net loss was $461,563, as compared to $472,712 for the three months ended September 30, 2012.  The $11,149, or 2%, decrease in net loss for the three months ended September 30, 2013 was primarily attributable to a $32,502 increase in gross profit on sales resulting from a $5,539 increase in revenue and a $26,963 decrease in cost of sales, a $20,123 decrease in research and development expenses, a $9,988 decrease in sales and marketing expenses and a $3,918 decrease in interest expense, offset by a $55,244 increase in general and administrative expenses.

For the nine months ended September 30, 2013, net loss was $1,383,029, as compared to $1,491,198 for the nine months ended September 30, 2012.  The $108,169, or 7%, decrease in net loss for the nine months ended September 30, 2013 was primarily attributable to a $32,214 increase in gross profit on sales resulting from a $3,193 increase in revenue and a $29,021 decrease in cost of sales, an $80,016 decrease in research and development expenses, a $41,701 decrease in sales and marketing expenses and a $26,330 decrease in interest expense, offset by a $70,939 increase in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2013, IET had working capital of $344,721 and cash on hand of $547,782.  The $367,293 increase in cash on hand from December 31, 2012 was primarily due to the receipt of $1,672,605 of net proceeds from the sale of our common stock ($218,000 in February 2013, $93,750 in March 2013, $215,000 in April 2013, $180,000 in May 2013, $49,500 in June 2013, $281,260 in July 2013 and $635,095 in August 2013), offset by our continuing operating expenses.  On November 5, 2013 and November 7, 2013, we received $66,000 and $1,000,000, respectively, of net proceeds related to the sale of shares of our common stock.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our convertible debentures, convertible promissory notes and common stock.

As of November 7, 2013, our cash position was approximately $1,460,000.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately ten months from the filing date of this quarterly report on Form 10-Q.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Our former independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2012, which expressed substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Company sold an aggregate of 2,400,000 shares of its common stock to two individual investors for an aggregate purchase price of $72,000, or $0.03 per share.

On July 31, 2013, the Company sold an aggregate of 7,366,665 shares of its common stock to eleven individual investors for an aggregate purchase price of $221,000, or $0.03 per share.  The Company incurred offering costs of $11,740 in connection with these transactions.

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

On August 9, 2013, the Company sold an aggregate of 4,833,333 shares of its common stock to nine individual investors for an aggregate purchase price of $145,000, or $0.03 per share.  The Company incurred offering costs of $9,100 in connection with these transactions.

On August 16, 2013, the Company sold an aggregate of 6,803,333 shares of its common stock to nine individual investors for an aggregate purchase price of $204,100, or $0.03 per share.  The Company incurred offering costs of $9,588 in connection with these transactions.

On August 23, 2013, the Company sold 1,700,000 shares of its common stock to an institutional investor and 1,533,333 shares of its common stock to four individual investors for an aggregate purchase price of $97,000, or $0.03 per share.  The Company incurred offering costs of $5,460 in connection with these transactions.

On August 30, 2013, the Company sold 1,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $30,000, or $0.03 per share.  The Company incurred offering costs of $2,100 in connection with this transaction. The Company will use the net proceeds received from the aforementioned transactions for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy.  In connection with the issuances of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(a)(2) of the Securities Act.

Item 3.          Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009 and remains unpaid.  The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture at the current conversion price of $0.40 per share.  As of September 30, 2013, the accrued and unpaid interest on this convertible debenture was $9,685.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

On November 5, 2013, the Company sold 1,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $66,000, or $0.066 per share.

On November 7, 2013, the Company sold 15,151,515 shares of its common stock to an individual investor for an aggregate purchase price of $1,000,000, or $0.066 per share.

The Company will use the net proceeds received from the aforementioned transactions for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy.  In connection with the issuances of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(a)(2) of the Securities Act.

Item 6.          Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

November 8, 2013	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

November 8, 2013	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
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
101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

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