Form 10-K
period 2013-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2014-03-28
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission file number 000-26309

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0200471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Commerce Street
Little River, South Carolina	29566
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:  (843) 390-2500

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
Yes☒    No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2013, the aggregate fair value of the registrant’s common stock held by non-affiliates was approximately $5,768,000.

As of March 27, 2014, there were 230,778,176 shares of the registrant’s common stock outstanding.

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

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

i

PART I

Item 1.       Business

General

Integrated Environmental Technologies, Ltd. (“IET”) was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation.  IET is headquartered in Little River, South Carolina and operates through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

IET markets its products and equipment under the umbrella brand name, EcoTreatments™.  IET produces and sells a hypochlorous acid solution (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte” and, together with Anolyte, the “Solutions”), that provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  IET sells its Anolyte under the brand name, Excelyte™ and sells its Catholyte under the brand name, Catholyte Zero™.  IET manufactures proprietary equipment, which it markets under the brand name EcaFlo™, to produce the Solutions for distribution by IET and, under certain circumstances, such equipment is leased by IET to customers for use at a customer’s facility.

Technology

IET produces the Solutions with its proprietary EcaFlo™ equipment which utilizes electro-chemical activation (“ECA”) technology.  ECA technology is a process of passing a diluted saline solution and purified water through an electrolytic cell in order to generate, by electrochemical energy conversion, an environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as catholytes and anolytes.

The EcaFlo™ equipment consists of our flow control hardware and system, our proprietary electrolytic cell and operating software algorithms and a touch-screen/PLC interface.  The EcaFlo™ equipment can produce Solutions with great accuracy, dependability and reliability throughout a wide range of pH, free available chlorine and salt concentration variables to meet the needs of various applications.  The EcaFlo™ equipment can produce Solutions ranging from disinfectants to sanitizers to cleaners.

Products

We produce Anolyte that is effective as a disinfectant without leaving a harmful residue.  The non-toxic and less-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers.  Our Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite.  Our Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella enterica, Pseudomonas aeruginosa, Staphylococcus aureus, methicillin-resistant Staphylococcus aureus (MRSA), H1NI influenza virus (swine flu) and B. anthracis spores (anthrax).  Our Anolyte also kills hospital-acquired pathogens such as Clostridium difficile spores (C. diff) and vancomycin-resistant enterococci (VRE) as well as two carbapenem-resistant enterobacteriaceae (CRE) known as Klebsiella pneumoniae carbapenemase (KPC) and New Delhi Metallo-beta-lactamase (NDM).  Further, the high-risk blood-borne pathogen human immunodeficiency virus (HIV) and the food-borne pathogens Listeria monocytogenes and Escherichia coli (E. coli) are killed by our Anolyte.  We also produce Catholyte, an anti-oxidizing and mild alkaline solution that is effective as a degreaser and cleaner.

IET markets its products and equipment under the umbrella brand name, EcoTreatments™.  IET markets and sells Anolyte under the brand name Excelyte™ and sells Catholyte under the brand name Catholyte Zero™.  The Solutions provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  Our Anolyte is registered with the U.S. Environmental Protection Agency (the “EPA”) as a tuberculocidal hospital-level surface disinfectant (EPA Registration No. 82341-1) and can be used safely anywhere there is a need to control bacteria, viruses, and germs.  In addition, our Anolyte is registered with the EPA (EPA Registration No. 82341-4) as a disinfectant to prevent Canine distemper virus, Canine parvovirus and Bordetella bronchiseptica.  We intend to market the canine product, in conjunction with a third-party partner, as Excelyte™ VET.

IET will also lease EcaFlo™ equipment to a customer when the customer’s business model or required volume of Solutions warrants such an arrangement.  Under this type of arrangement, we would lease our EcaFlo™ equipment and provide service support for a fixed monthly price and, in certain circumstances, we would receive royalty payments for the Solutions produced by the customer.  We also license to certain customers the right to utilize our intellectual property pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of Solutions produced by our EcaFlo™ equipment.

Business Strategy

Our business model is focused on selling Solutions directly to customers.  In situations where a customer desires to have EcaFlo™ equipment on-site, we lease the equipment and maintain ownership as opposed to selling the EcaFlo™ equipment outright.

Prior to 2011, our business model was focused on the sale of capital equipment.  At the end of 2010, we began to change the business model of IET from a capital equipment sales model to a leasing and service model.  Beginning in the summer of 2011, we further refined the business model and began to focus on the sale of Solutions directly to customers.  Accordingly, we have moved the business steadily toward one of providing disinfectant and cleaning solutions to customers at their sites of business.

We seek long-term contracts directly with our targeted customers and through a distributor network.  In some circumstances, where the Solutions will be consumed by the customer in its commercial process, we will lease the EcaFlo™ equipment to that customer.  However, such lease transactions will typically be coupled with an on-going royalty payment linked to the amount of Solutions produced by the customer with the equipment.  When a customer requires the use of our EPA label in order for the customer to directly sell Solutions, we enter into a licensing agreement with the customer requiring a payment of a continuing royalty on the amount of Solutions produced.  We are currently focused on selling the Solutions in three markets:  oil and gas production, healthcare facilities and food production.

Oil and Gas

Over the past decade, the process known as hydraulic fracturing has dramatically changed the way companies drill for oil and gas.  In this process, fracturing fluids – which contain proppants (sand) and vast amounts of water, in addition to biocides and other chemicals that can be toxic to humans – are pumped into oil and gas wells at high pressure in order to more completely fracture subterranean rock formations and release the oil and natural gas trapped in those formations.   Millions of gallons of “make-up” water are used in the fracturing process each day.  Many more millions of gallons of water return to the surface as “produced water” after drilling is completed.  Both the make-up water used in fracturing fluids and the produced water must be treated to control or eliminate the bacteria and other unwanted microorganisms often present in those waters.  IET believes that its Anolyte is more effective, and environmentally safer, than other competing chemical technologies in treating both the make-up water and the produced water.  In addition, our Anolyte can be used to reduce the hydrogen sulfide and bacteria present in production wells, reducing the amount of corrosion occurring in the production well and thereby reducing the maintenance required on a well and improving the quality of the oil and gas produced.

Our Anolyte has gone through extensive testing regimens at prospective customers’ sites.  Those testing results have been positive, confirming both the efficacy of the product and that our Anolyte does not harm wells or drilling equipment or other chemicals used in hydraulic fracturing.

We continue to have ongoing discussions with oil and gas producers who are interested in becoming customers.  We have established a small facility in Roosevelt, Utah where we are producing Anolyte for oil and gas customers in the Uinta basin.

In each oil and gas drilling basin targeted by us, we will establish a Solutions production facility which will likely be staffed with a lead salesman, supported by a sales engineer who will troubleshoot issues with customers and production technicians.  Delivery of Anolyte will be done via third-party water hauling services.  IET’s production facilities will be established in typical flex space and will likely start with four to six EcaFlo™ units.  Because of the stand-alone nature of the production machines, we estimate that up to 30 units can be set up in approximately 2,500 square feet of space.  These manufacturing depots only require power and clean water, but no special sewerage or by-product disposal services.  A facility containing six of our four-cell EcaFlo™ units can produce approximately 7,200 gallons of product daily.  Pricing for Anolyte to oil and gas customers will be dependent on usage volumes.

Healthcare Facilities

Our Anolyte is a tuberculocidal hospital-level disinfectant that can be used safely and effectively anywhere hard surfaces are disinfected for the purpose of infectious disease control.  In addition, our Anolyte qualifies as a Centers for Disease Control and Prevention (the “CDC”) Intermediate Disinfectant meeting the Occupational Safety and Health Administration’s blood-borne pathogen standard.

Healthcare facilities are increasingly facing major problems in controlling bacteria and viruses.  Of particular concern is carbapenem-resistant Enterobacteriaceae (CRE), cited in a CDC Health Advisory dated February 14, 2013.  Our Anolyte eliminates the two most common types of CRE:  Klebsiella pneumoniae carbapenemase (KPC) and New Delhi Metallo-beta-lactamase (NDM).

In addition, our Anolyte eliminates Clostridium difficile spores (C. diff), a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon.  Illness from C. diff most commonly affects older adults in hospitals or in long-term care facilities and typically occurs after use of antibiotic medications.  In recent years, C. diff infections have become more frequent, severe and difficult to treat as C. diff has increasingly become more resistant to disinfectants.

The ability of our Anolyte to eliminate KPC, NDM and C. diff as well as other health-related bacteria and viruses, including, but not limited to, Tuberculosis, VRE and HIV, make our Anolyte a very useful product for healthcare facilities.  The efficacy and non-toxic nature of our Anolyte make it an ideal product for healthcare providers since it can be applied in spray format in order to completely cover a facility.

Our Anolyte has been tested by the Carson-Tahoe Regional Medical Center, in Carson City, Nevada, in order to demonstrate the efficacy of the product in actual hospital conditions.  The results of that trial indicate our Anolyte is effective in reducing and eliminating labeled pathogens in hospital rooms.  We have undertaken additional testing to show efficacy with additional species of bacteria, and we are working on new application methods.  One of those systems is now being reviewed by the EPA for use in healthcare settings.  If approved, this system will allow users to apply the product by means other than spraying and wiping, producing a more efficient delivery system to “kill” the harmful germs responsible for the increase of hospital-borne pathogen deaths and diseases.  IET is now seeking additional hospital testing sites to gather more usage data to support the data collected at Carson-Tahoe Regional Medical Center.  We also are in discussions with two potential partners for distribution into hospitals.

Food Production

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

IET’s dairy customers use our Anolyte as a pre-milking teat conditioner, a stall and surface disinfectant for use in dairy barns and a treatment for the water being consumed by the dairy cows.  We continue our selling efforts into the dairy marketplace in Utah and Idaho and are seeking distributors to sell our Anolyte, operate our production depots and distribute product into dairies in those states as well as California.  We believe the dairy market can be better penetrated by established dairy distributors with pre-existing relationships in the dairy businesses.  Our approach will be to contract with distributors already selling into the dairy market and then to other food production markets.

Asset Acquisition

In an effort to expand our business capabilities, on June 17, 2013, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Benchmark Performance Group, Inc. (“Benchmark”), whereby we purchased nineteen EcaFlo™ machines owned by Benchmark as well as the rights to the Excelyte™ trademark and certain other intangible assets.  The purchase price for the nineteen EcaFlo™ machines, the Excelyte™ trademark and other intangible assets was $190,000.  We paid $38,000 in cash at the closing of the Asset Purchase Agreement and issued a promissory note with a principal balance of $152,000 (the “Benchmark Note”).  The Benchmark Note bears interest at a rate of 7% per annum and requires us to make twenty-four monthly payments of $6,805 commencing August 1, 2013.  The Benchmark Note is secured by the nineteen EcaFlo™ machines.

Research and Development

We are focused on the development of new applications and uses of our Solutions.  We continue to test our Solutions to develop new concentrations, increase shelf-life and to supplement our label claims with respect to the efficacy of Anolyte in killing additional bacteria and viruses.  We also are developing products that combine our Solutions with foaming agents, gels and wipes for various applications in the janitorial/sanitation and agriculture markets.  In addition, we are developing new generations of our EcaFlo™ equipment with both larger and smaller production capacities.  We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing.  We also engage with development partners to perform research and development activities at their expense for specific products and applications for our Solutions.

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

Research conducted between IET and CCU was published in International Journal of Food Microbiology in July 2010 in an article title “Postharvest management of gray mold and brown rot on surfaces of peaches and grapes.”  The research evaluated the ability of Anolyte to inactivate pure fungal cultures and the use of Anolyte on the surfaces of peaches and grapes.  The results indicated that Anolyte is effective for postharvest sanitizing during and after packaging, thereby extending shelf life in commercial settings.

In April 2011, the Society of Petroleum Engineers (the “SPE”) performed a case study and prepared a report titled “Case Study:  Evaluation of an Oxidative Biocide During and After a Hydraulic Fracturing Job in the Marcellus Shale” for its SPE International Symposium on Oilfield Chemistry.  This report evaluated the effectiveness of oxidative biocides, such as our Anolyte, and concluded, among other things, that such oxidative biocides effectively reduce or eliminate bacteria with no re-growth in flowback water for up to 81 days, have a faster kill time than glutaraldehyde, demonstrate negligible corrosion on typical oilfield equipment and do not create well-site hazards in terms of health, biodegradability and toxicity.

The EPA, through its Office of Research and Development’s National Homeland Security Research Center (“NHSRC”), funded, directed and managed research with Battelle Memorial Institute and released a report titled “Evaluating a Decontamination Technology Based on the Electrochemical Generation of Anolyte Solution against B. anthracis Spores” in December 2011, evaluating Anolyte and our EcaFlo™ equipment.  This report documents the results and effectiveness of Anolyte and our EcaFlo™ equipment which can be used to treat materials contaminated with Anthrax.  NHSRC has made this publication available to the response community to prepare for and recover from disasters involving chemical and/or biological contamination.

Manufacturing and Principal Suppliers

We currently produce, bottle and ship our Solutions for distribution at our facility in Little River, South Carolina and at a facility in Roosevelt, Utah.  We manufacture our EcaFlo™ equipment at our facility in Little River, South Carolina.  The raw materials used to manufacture our EcaFlo™ equipment include electronic components and the components of our electrolytic cell, which we obtain from various qualified suppliers.  We assemble the electrolytic cell in-house using components which are available to us through multiple suppliers.  We do not deem that we are reliant on any one supplier.

Customers

We principally sell our products directly to commercial customers in diversified industries and geographical regions.  During the year ended December 31, 2013, four customers accounted for 22%, 14%, 14% and 11%, respectively, of revenues.  For the year ended December 31, 2012, two customers accounted for 35% and 29%, respectively, of revenues.  No other customer accounted for more than 10% of our revenues during the year ended December 31, 2013 or 2012.

Distribution, Sales and Marketing

We manage the distribution, sales and marketing efforts of IET with our own internal resources.  We expect to outsource a majority of the distribution and sales requirements related to the sale of the Solutions.  We intend to develop a nation-wide network of independent sales representatives and distributors to sell our Solutions.  Our current sales and marketing efforts are focused on the Mountain West states.  We currently are working with four independent sales representatives.  In addition, four distributors are currently selling our Solutions.

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

Patents and Trademarks

We have a process patent pending for oil and gas applications of our Anolyte.  We will continue to develop other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities when deemed feasible.  We currently claim trade names for EcaFlo™, Excelyte™, Catholyte Zero™ and EcoTreatments™.

Government Regulation

We manufacture and sell in the United States certain disinfecting products that kill or reduce microorganisms (bacteria, viruses, fungi).  The manufacture, labeling, handling and use of these products are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA.  Our Anolyte is currently registered by the EPA under FIFRA as a hospital-level disinfectant and is approved for use on both food contact surfaces and on non-food contact hard surfaces.  EPA product registration requires meeting certain efficacy, toxicity and labeling requirements and paying ongoing registration fees.  Although generally states do not impose substantive requirements different from those of the EPA, each state in which these products are sold requires registration and payment of a fee.

The use of cleaners and sanitizers in meat, poultry and egg production facilities is regulated by the USDA and FSIS.  Our Anolyte is permitted to be used in commercial plants producing meat, poultry, egg, vegetable and fruit products as a disinfectant and sanitizer by the USDA and FSIS.  In addition, our Anolyte has been registered by NSF as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

We lease a facility in Little River, South Carolina covering approximately 12,000 square feet.  This is our primary facility and it includes our corporate offices, research and development laboratory, manufacturing operations and warehouse.  The lease for this facility was for a five-year term commencing January 1, 2009 through January 1, 2014.  We currently occupy the facility on a month-to-month basis and are in the process of negotiating a new lease with the landlord.  If a new lease is not entered into for this facility, we will look to relocate in the nearby vicinity.  We also have placed EcaFlo™ equipment in a leased facility in Roosevelt, Utah for production purposes.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the ticker symbol “IEVM.”  Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing January 1, 2012 through December 31, 2013 as reported by the OTC Bulletin Board.  These quotations represent prices between dealers, may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2013	High	Low
First Quarter	$0.05	$0.03
Second Quarter	0.07	0.03
Third Quarter	0.10	0.05
Fourth Quarter	0.16	0.08

Year Ended December 31, 2012	High	Low
First Quarter	$0.09	$0.05
Second Quarter	0.09	0.06
Third Quarter	0.07	0.05
Fourth Quarter	0.06	0.02

The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or another national exchange would offer.  As of March 27, 2014, we had approximately 15 market makers for our common stock, the largest of which were Cantor Fitzgerald & Co., Citadel Securities LLC, Maxim Group LLC, Wilson-Davis & Co., Inc., Monarch Bay Securities LLC and Stock Cross Financial Services, Inc.

Stockholders

As of March 27, 2014, there were approximately 180 registered holders of our common stock and 230,778,176 shares issued and outstanding.  In addition, as of that date, 36,844,565 shares of common stock were subject to outstanding warrants, 5,813,587 shares of common stock were subject to outstanding stock options and 4,823,750 shares of common stock were subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended December 31, 2013

There were no sales of unregistered securities during the fiscal year ended December 31, 2013, other than those reported on Forms 10-Q and/or 8-K filed by IET during the year ended December 31, 2013.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this annual report on Form 10-K.

Item 6.	Selected Financial Data

IET is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about IET’s financial condition and results of operations for the years ended December 31, 2013 and 2012.  This information should be read in conjunction with IET’s audited consolidated financial statements for the years ended December 31, 2013 and 2012 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

Background

IET is a Nevada corporation headquartered in Little River, South Carolina that operates through its wholly-owned subsidiary, I.E.T., Inc., which is also a Nevada corporation.  See “Item 1. Business – General.”

IET markets its products and equipment under the umbrella brand name, EcoTreatments™.  IET produces and sells Solutions that provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  We sell Anolyte under the brand name, Excelyte™ and we sell Catholyte under the brand name, Catholyte Zero™.  We manufacture proprietary EcaFlo™ equipment that is used to produce the Solutions and, under certain circumstances, such equipment is leased by us to customers for use at a customer’s facility.  See “Item 1. Business.”

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

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectability is probable.  Generally, these criteria are met at the time the product is shipped.  Provisions for estimated returns, rebates and discounts are provided for at the time the related revenue is recognized.  Freight revenue billed to customers is included in sales and the related shipping expense is included in cost of sales.  Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract.

Leases

When IET leases its equipment, the accounting involves specific determinations, which often involve complex provisions and significant judgments.  The four criteria of the accounting standard that IET uses in the determination of a sales-type lease or operating-type lease are: (a) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment; (b) a review of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment; (c) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (d) a determination of whether or not the lease contains a bargain purchase option.  If the lease transaction meets one of the four criteria, then it is recorded as a sales-type lease; otherwise, it is recorded as an operating-type lease.  Additionally, IET assesses whether collectability of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that it has yet to incur with respect to the lease.

When a customer enters into a sales-type lease agreement, the sales and cost of sales are recognized at the inception of the lease.  The sales-type lease consists of the sum of the total minimum lease payments less unearned interest income and estimated executory cost.  Minimum lease payments are part of the lease agreement between IET (lessor) and the customer (lessee).  The discount rate implicit in the sales-type lease is used to calculate the present value of minimum lease payments, which IET records as a lease receivable.  The minimum lease payment consists of the gross lease payments net of executory costs and contingencies, if any.  Unearned interest income is amortized over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income.  Sales-type lease revenue consists of the initial sale of the equipment shipped and the interest and license elements of the lease payments as they are earned.

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

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less any allowance for uncollectible accounts.  Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectability by considering a number of factors, including the length of time an invoice is past due, the customer’s creditworthiness and historical bad debt experience.  Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  IET generally does not require collateral for trade receivables.

Inventory

Inventories are recorded at the lower of cost or market using the first-in, first-out method.  IET determines its reserve for obsolete inventory by considering a number of factors, including product shelf life, marketability, and obsolescence.  IET determines the need to write down inventories by analyzing product expiration, market conditions, and salability of its products.

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

Results of Operations

Revenue.  Total revenue for the year ended December 31, 2013 was $146,366, as compared to $155,053 for the year ended December 31, 2012.  The $8,687, or 6%, decrease in revenue for the year ended December 31, 2013 was primarily due to a $22,500 decrease in EcaFlo™ equipment leasing revenue and a $10,213 decrease in sales of EcaFlo™ equipment parts, offset by a $11,206 increase in sales of Solutions and related supplies and a $12,606 increase in license revenue.

Cost of Sales.  Cost of sales for the year ended December 31, 2013 was $28,930, as compared to $25,794 for the year ended December 31, 2012.  The $3,136, or 12%, increase in cost of sales for the year ended December 31, 2013 was primarily attributable to costs associated with sales of our Solutions.

Gross Profit.  For the years ended December 31, 2013 and 2012, gross profit margins were 80% and 83%, respectively.

General and Administrative Expenses.  For the year ended December 31, 2013, general and administrative expenses were $1,243,196, as compared to $1,195,720 for the year ended December 31, 2012.  The $47,476, or 4%, increase in general and administrative expenses for the year ended December 31, 2013 was primarily the result of a $56,962 increase in stock-based compensation expense to consultants related to investor relations, a $53,482 increase in depreciation costs related to additional EcaFlo™ equipment purchased pursuant to the Asset Purchase Agreement and the reclassification of EcaFlo™ equipment from inventory to property and equipment, a $31,803 increase in employee payroll and related benefit costs, a $21,550 increase in litigation settlement expense related to the Crystal dispute and a $14,909 increase in investor conference and tradeshow fees, offset by a $45,478 decrease in stock-based compensation expense for employees and directors, a $48,797 decrease in legal fees primarily related to litigation, annual meeting and proxy activities, a $27,717 decrease in annual meeting and proxy costs and an $18,600 decrease in bad debt expense.

Sales and Marketing Expenses. For the year ended December 31, 2013, sales and marketing expenses were $447,832, as compared to $495,038 for the year ended December 31, 2012.  The $47,206, or 10%, decrease in sales and marketing expenses for the year ended December 31, 2013 was primarily the result of a $34,999 decrease in stock-based compensation for employees, a $20,455 decrease in stock-based compensation expense to consultants, a $8,084 decrease in equipment warranty expenses and a $7,760 decrease in employee payroll and related benefit costs, offset by a $9,450 increase in marketing-related shipping costs and a $9,284 increase in consulting fees primarily related to marketing.

Research and Development Expenses. For the year ended December 31, 2013, research and development expenses were $211,822, as compared to $295,788 for the year ended December 31, 2012.  The $83,966, or 28%, decrease in research and development expenses for the year ended December 31, 2013 was primarily the result of a $55,251 decrease in laboratory testing fees, a $15,000 decrease in stock-based compensation for employees, a $12,342 decrease in consulting fees primarily related to regulatory and patent consultants and a $6,635 decrease in employee payroll and related benefit costs, offset by a $6,622 increase in product and equipment testing supplies.

Loss from Operations. During the year ended December 31, 2013, the loss from operations was $1,785,414, as compared to $1,857,287 for the year ended December 31, 2012.   The $71,873, or 4%, decrease in the loss from operations for the year ended December 31, 2013 was attributable to a $47,206 decrease in sales and marketing expenses and a $83,966 decrease in research and development expenses, offset by a $11,823 decrease in gross profit on revenue resulting from a $8,687 decrease in revenue and a $3,136 increase in cost of sales and a $47,476 increase in general and administrative expenses.

Interest Income.  For the year ended December 31, 2013, interest income was $74, as compared to $1,432 for the year ended December 30, 2012.  The decrease in interest income for the year ended December 31, 2013 relates to the default by a customer on a capital lease agreement.

Interest Expense. For the year ended December 31, 2013, interest expense was $45,913, as compared to $69,643 for the year ended December 30, 2012.  The $23,730, or 34%, decrease in interest expense for the year ended December 31, 2013 was primarily attributable to a decrease in interest expense on convertible debentures and notes payable resulting from the conversion to common stock or payoff of outstanding principal.

Net Loss.  For the year ended December 31, 2013, the Company’s net loss was $1,831,253, as compared to $1,925,498 for the year ended December 31, 2012.  The $94,245, or 5%, decrease in the net loss for the year ended December 31, 2013 was primarily attributable to a $47,206 decrease in sales and marketing expenses, a $83,966 decrease in research and development expenses and a $23,730 decrease in interest expense, offset by a $11,823 decrease in gross profit on revenue resulting from a $8,687 decrease in revenue and a $3,136 increase in cost of sales and a $47,476 increase in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2013, IET had working capital of $1,002,871 and cash on hand of $1,049,399.  The $868,910 increase in cash on hand from December 31, 2012 was primarily due to the receipt of $2,763,605 of net proceeds from the sale of our common stock, offset by our continuing operating expenses.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock.

During the year ended December 31, 2013, we received $2,763,605 of net proceeds related to the sale of our common stock ($218,000 in February 2013, $93,750 in March 2013, $215,000 in April 2013, $180,000 in May 2013, $49,500 in June 2013, $281,260 in July 2013, $635,095 in August 2013 and $1,091,000 in November 2013).  Subsequent to the year ended December 31, 2013, we received $25,200 of net proceeds related to the sale of our common stock.

On February 25, 2014, we issued an aggregate of 206,250 shares of our common stock as settlement of $16,500 of fees due certain members of our board of directors for services rendered for the period commencing September 1, 2013 through December 31, 2013.  On March 14, 2014, we issued 250,000 shares of our common stock in connection with a consulting agreement with an unaffiliated third party for marketing services.  The total expense associated with the issuance of these shares was $20,000, representing the fair market value of the shares on the date of issuance ($0.08 per share).

As of March 27, 2014, our cash position was approximately $705,000.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately six months from the filing date of this annual report on Form 10-K.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.   Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management conducted an evaluation of the effectiveness of IET’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that IET’s internal control over financial reporting was effective as of December 31, 2013.

Item 9B.     Other Information

On January 8, 2014, we sold 350,000 shares of our common stock to an individual investor for an aggregate purchase price of $25,200, or $0.072 per share.

On February 25, 2014, we issued an aggregate of 206,250 shares of our common stock, at a per share price of $0.08, as settlement of $16,500 of fees due to certain members of our board of directors for services rendered for the period commencing September 1, 2013 through December 31, 2013.  The quoted market price of our common stock on the date the issuance was approved by our board of directors was $0.08 per share.

On March 14, 2014, we issued 250,000 shares of our common stock in connection with a consulting agreement with an unaffiliated third party for marketing services.  The total expense associated with the issuance of these shares was $20,000, representing the fair market value of the shares on the date of issuance ($0.08 per share).

In connection with the issuances of our common stock described above, we relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Each director serves for a term set to expire at the next annual meeting of stockholders of IET. The executive officers serve in accordance with IET’s bylaws and at the discretion of IET’s board of directors.  The name, age, principal occupation or employment and biographical information of each member of the board of directors and each executive officer of IET are set forth below:

Name	Age	Principal Occupation or Employment	Director Since
David R. LaVance	60	Chairman, President and Chief Executive Officer of IET	2011
Raymond C. Kubacki	69	Chairman, President and Chief Executive Officer of Psychemedics Corporation	2011
David N. Harry	63	Senior Fellow-Technology - Rockwater Energy Solutions, Inc.	2007
Valgene L. Dunham, Ph.D.	72	Retired Vice President for Grants, Contract Administration and Research Planning of Coastal Carolina University	2004
E. Wayne Kinsey, III	63	Retired President and Chief Executive Officer of Benchmark Performance Group, Inc.	2007
Thomas S. Gifford	45	Executive Vice President, Chief Financial Officer and Secretary of IET	N/A

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

Biographical Information

Directors

David R. LaVance:  Mr. LaVance has served as IET’s Chairman, President and Chief Executive Officer since June 16, 2011 and has served as a director of IET since March 3, 2011.  From May 22, 2011 to June 16, 2011, Mr. LaVance served as Executive Chairman of IET.  He is also the chairman of the board of directors of Hologic, Inc. (NASDAQ:  HOLX), a publicly traded medical device company specializing in women’s healthcare products.  Hologic is the worldwide leader in digital mammography, molecular diagnostics for women’s health, pap testing and gynecological surgical products.  Mr. LaVance has been a director of Hologic since December 2002.  From June 2008 through July 2011, Mr. LaVance served as the lead independent director of Hologic and was named chairman of the board of directors in August 2011.  Since March 2003, Mr. LaVance has served as the President and Chief Executive Officer and the chairman of board of directors of Scivanta Medical Corporation (OTC Bulletin Board:  SCVM), a publicly traded medical device company that has a license to a cardiac monitoring technology.  Since August 1997, Mr. LaVance has served as the President and co-founder of Century Capital Associates LLC, a consulting firm providing business and transaction advisory services.  From 1995 through 1997, Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies.  From 1992 through 1995, Mr. LaVance served as the President of Nuclear Care, Inc., a nuclear imaging clinical services company and in 1994 he was the founder of Physicians Data Corporation, a health informatics company.  From 1985 through 1992, Mr. LaVance held a series of operating positions with Dornier MedTech America, Inc., a medical device company that specializes in lithotriptors and other medical devices, ultimately serving as the President of Dornier MedTech in Japan from 1990 to 1992.  Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University.

As our President and Chief Executive Officer, Mr. LaVance has direct responsibility for IET’s strategy and operations.  This position, together with his many years of experience in corporate management, makes him an invaluable contributor to the board.

Raymond C. Kubacki:  Mr. Kubacki has served as a director of IET since March 3, 2011.  Since 1991, Mr. Kubacki has served as the President and Chief Executive Officer of Psychemedics Corporation (PMD: NASDAQ), the world’s largest supplier of drugs of abuse testing using hair analysis.  He has also served as Chairman of the Board of Psychemedics Corporation since 2003.  Prior to joining Psychemedics Corporation, he held a number of senior management positions in finance, marketing, and manufacturing with Reliance Electric Company and Acme-Cleveland Corporation and as an investment officer at Massachusetts Financial Services Company.  Mr. Kubacki served on the board of directors for Integrated Alarm Services Group, Inc., as well as the audit, nominating and governance and compensation committees, from June 2004 until its merger with Protection One, Inc. in April 2007.  He served on the board of directors of Protection One, Inc. and its audit committee and was the designated “financial expert” of the audit committee until the company’s sale in June 2010.  From September 2007 until its sale in January 2008, Mr. Kubacki served on the board of directors of Centaurus Pharmaceuticals, Inc.  Mr. Kubacki currently serves on the board of trustees of the Center for Excellence in Education, a non-profit organization dedicated to nurturing careers of excellence and leadership in science and technology for academically gifted high school and college students.  Mr. Kubacki received his B.A. degree from Harvard University and his M.B.A. from Harvard Business School, and also holds an Executive Masters Professional Director Certification, the highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization.

Mr. Kubacki’s mix of leadership, management, strategic and finance skills and experience, enable him to provide important experience and insights to the board.

David N. Harry:  Mr. Harry has served as a director of IET since June 21, 2007.  Mr. Harry is a Senior Technology Fellow with Rockwater Energy Solutions, Inc. and is the former Executive Vice President and Chief Technical Officer of Benchmark Performance Group, Inc.  In 2011, Benchmark was rolled-up as one of the founding companies of Rockwater.  Rockwater is a leading provider of services and products related to the management and treatment of water, and the development of chemicals for use in the oil and gas industry.  Mr. Harry began his career as an analytical chemist in 1977.  After spending two years in testing laboratories, Mr. Harry joined a major oilfield pressure pumping service company, where he served between 1979 and 1982 as a field chemist, District Engineer and then Regional Sales Engineer.  After another two years as Technical Manager for an independent pressure pumping service company, Mr. Harry joined Benchmark in 1984 to assist it with its growing dry and liquid chemical blending business.  Mr. Harry was Benchmark's Chief Technical Officer from 1990 through 2011, directing all of Benchmark’s quality control, technical support and product development activities.  Under his technical leadership, over 40 patents have been issued to Benchmark, ten of which bear his name as inventor.  Mr. Harry is a member of the Society of Petroleum Engineers and the American Chemical Society.  He received his B.S. degree and M.S. degree from Stephen F. Austin State University and conducted post-graduate work in limnology and hydrology at Texas A&M University.

Mr. Harry’s scientific background and understanding of our technology and its applications, particularly in the area of oil and gas, enable him to provide important insights to the board.

Valgene L. Dunham, Ph.D.:  Dr. Dunham has served as a director of IET since January 19, 2004.  He is currently a Distinguished Professor Emeritus at Coastal Carolina University, where he retired in 2006.  From 2003 to 2006, Dr. Dunham was Vice President for Grants, Contract Administration and Research Planning at Coastal Carolina University where, among other duties, he co-directed research for IET on the effectiveness of IET’s Anolyte on plant growth and utilization in vineyards.  In 2002, Dr. Dunham served as Interim Provost of Coastal Carolina University and the Special Assistant to the President of Coastal Carolina University.  In 2001, Dr. Dunham served as the President of the South Carolina Academy of Science.  From 1995 through 2002, Dr. Dunham served as Dean of the College of Natural & Applied Sciences at Coastal Carolina University.  Dr. Dunham received his Ph.D. and M.S. degree in botany (plant physiology and biochemistry) from Syracuse University and performed post-doctoral research in plant DNA replication at Purdue University.

Dr. Dunham’s scientific background and understanding of our technology and its applications enable him to provide important insights to the board.

E. Wayne Kinsey, III:  Mr. Kinsey has served as a director of IET since June 21, 2007.  From 1981 until his retirement in February 2012, Mr. Kinsey served as President and Chief Executive Officer of Benchmark Performance Group, Inc. (“Benchmark”), a leading developer and supplier of specialty chemicals for the oil well press pumping services industry.  In June 2011, Benchmark was acquired by Rockwater Energy Solutions, Inc.  Mr. Kinsey began his career in the oilfield pumping services industry in 1975 as an equipment operator in Seagraves, Texas.  By 1981, Mr. Kinsey had become distribution manager for a major pumping services company’s materials procurement, specialty blending and transportation and distribution facility in Odessa, Texas.  In 1981, Mr. Kinsey founded Chemical Blending Services, Inc. (the predecessor to Benchmark), a chemicals management and supply organization serving the demanding oil and gas service industry.  In the ensuing 25 years, Benchmark grew under Mr. Kinsey's leadership from a simple “service first” chemical supplier into one of the world’s foremost developers and manufacturers of industrial and specialty chemicals, with an emphasis on chemical products and chemical solutions for the oil well pressure pumping service industry.  In 1993, Mr. Kinsey worked in support of the founding of the Hillcrest School (for children with learning differences) in Midland, Texas, and he served for several years as a member of the school's board of directors.  In 1997, Mr. Kinsey was appointed by then Governor George W. Bush to the Continuing Advisory Committee for Special Education.  In 2001, he was appointed to the advisory board of directors of Houston Achievement Place.  In 2004, Mr. Kinsey was appointed to the board of directors of the Texas Enterprise Fund.  A number of the patents held by Benchmark bear Mr. Kinsey’s name as an inventor.

Mr. Kinsey’s solid foundation in strategic development coupled with extensive experience in executing initiatives for growth stage companies enable him to provide valuable insights to the board.

Non-Director Executive Officer

Thomas S. Gifford:  Mr. Gifford has served as IET’s Chief Financial Officer since May 22, 2011 and as its Executive Vice President and Secretary since June 16, 2011.  Since March 2003, Mr. Gifford has served as the Executive Vice President and Chief Financial Officer of Scivanta Medical Corporation (OTC Bulletin Board:  SCVM), a publicly traded medical device company that has a license to a cardiac monitoring technology.  Since August 1997, Mr. Gifford has served as the Vice President and co-founder of Century Capital Associates LLC, a consulting firm providing business and transaction advisory services.  From 1995 through 1997, Mr. Gifford was a Manager and Associate Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies.  From 1990 through 1994, Mr. Gifford was an accountant for KPMG Peat Marwick LLP, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies.  He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant.  Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law.

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board.  In addition, the board sometimes conducts business through its committees, including the audit committee, compensation committee and nominating and corporate governance committee.  The board for 2013 consisted of David R. LaVance, Raymond C. Kubacki, David N. Harry, Valgene L. Dunham, Ph.D. and E. Wayne Kinsey, III.  Each of Mr. Kubacki, Mr. Harry and Dr. Dunham qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Audit Committee

The audit committee for 2013 consisted of Raymond C. Kubacki, David N. Harry and Valgene L. Dunham, Ph.D.  Mr. Kubacki is the chairman of the audit committee.  Each of Mr. Kubacki, Mr. Harry and Dr. Dunham qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.  In addition, the board has determined that Mr. Kubacki qualifies as a financial expert pursuant to SEC rules.  The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information, as well as such other responsibilities set forth in the amended and restated charter of the audit committee which was adopted on March 2, 2012 and is available for viewing on IET’s website at www.ecotreatments.com.

Executive Sessions of Nonemployee Directors

The board and its committees hold executive sessions of its nonemployee directors generally at each meeting.  The chairman of the audit committee serves as the chairperson for these executive sessions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires IET’s directors, executive officers and persons who own more than 10% of IET’s common stock to file Forms 3, 4 and 5 with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish IET with copies of all Forms 3, 4 and 5 reports they file.

IET believes that all filings required to be made by its directors, executive officers and persons who own more than 10% of IET’s common stock pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed.

Chief Executive and Senior Financial Officer Code of Ethics

The chief executive and senior financial officers of IET are subject to high standards of honest and ethical conduct when conducting the affairs of IET.  All such individuals must act ethically at all times in accordance with the policies contained in IET's Chief Executive and Senior Financial Officer Code of Ethics.  The Chief Executive and Senior Financial Officer Code of Ethics is available for viewing on IET’s website at www.ecotreatments.com.

Item 11.      Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to IET for the years ended December 31, 2013 and 2012 of any person who served as IET’s President and Chief Executive Officer during the year ended December 31, 2013 and each other executive officer of IET whose total annual salary and bonus for the year ended December 31, 2013 exceeded $100,000 (“Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
David R. LaVance, President and Chief Executive Officer	2013	$235,000	$--	$--	$17,520	$--	$--	$--	$252,520
	2012	$235,000	$8,000	$--	$66,839	$--	$--	$--	$309,839

Thomas S. Gifford, Executive Vice President, Chief Financial Officer and Secretary	2013	$200,000	$--	$--	$11,680	$--	$--	$--	$211,680
	2012	$200,000	$7,000	$--	$62,359	$--	$--	$--	$269,359

(1)
Option awards consist of warrants issued to purchase common stock.  Amounts shown do not reflect compensation actually received by the Named Executive Officer.  Instead, the amounts shown are the compensation costs we recognized in the years 2013 and 2012 in accordance with ASC 718.  The accounting for stock-based compensation and the assumptions used to calculate the value of the warrant issuances are set forth under Note 3 “Summary of Significant Accounting Policies: Stock-Based Compensation” and Note 13 “Stockholders’ Equity (Deficiency),” respectively, of our audited consolidated financial statements which begin on page F-1 of this annual report on Form 10-K for the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards									Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Not Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir-ation Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

d.David R. LaVance	4/15/11	909,091	(1)	--		--	$0.07	4/15/21	--	$--	--	$--
President and Chief	5/23/11	3,100,000	(2)	--		--	$0.09	5/23/21	--	$--	--	$--
Executive Officer	3/27/12	1,000,000	(3)	1,000,000	(3)	--	(3)	3/27/22	--	$--	--	$--

Thomas S. Gifford Executive Vice President, Chief Financial Officer and Secretary	4/15/11	909,091	(1)	--		--	$0.07	4/15/21	--	$--	--	$--
	5/23/11	3,100,000	(2)	--		--	$0.09	5/23/21	--	$--	--	$--
	3/27/12	666,666	(3)	666,668	(3)	--	(3)	3/27/22	--	$--	--	$--

(1)
On April 21, 2011, IET issued warrants to its independent directors as partial consideration for service in 2011 as members of the board and related committees.  At the time of the issuance, Mr. LaVance was an independent director and was issued a warrant to purchase 1,818,182 shares of common stock.  The warrant is exercisable at $0.07 per share for a term of ten years and vested upon issuance. On December 27, 2011, Mr. LaVance transferred 909,091 of the shares of common stock underlying the warrant to Mr. Gifford.

(2)
On May 23, 2011, IET issued warrants to purchase a total of 6,200,000 shares of its common stock to IET’s executive officers.  Mr. LaVance was issued a warrant to purchase 3,100,000 shares of common stock and Mr. Gifford also was issued a warrant to purchase 3,100,000 shares of common stock.  These warrants are exercisable at $0.09 per share for a term of ten years and are fully vested.

(3)
On March 27, 2012, IET granted incentive stock options to purchase an aggregate of 5,000,000 shares of IET’s common stock under the 2010 Stock Incentive Plan as follows:  Mr. LaVance – 3,000,000 shares, and Mr. Gifford – 2,000,000 shares.  On December 31, 2013, an aggregate of 833,333 shares of common stock underlying the incentive stock options (500,000 shares for Mr. LaVance and 333,333 shares for Mr. Gifford), with an exercise price of $0.20 per share, were terminated as a result of IET’s failure to generate at least of $5,000,000 of net revenue during the year ended December 31, 2013.  On December 31, 2012, an aggregate of 833,333 shares of common stock underlying the incentive stock options (500,000 shares for Mr. LaVance and 333,333 shares for Mr. Gifford), with an exercise price of $0.10 per share, were terminated as a result of the Company’s failure to attain breakeven operating results, as defined in the option agreement, for a period of four consecutive months or two consecutive quarters during the year ended December 31, 2012.  The remaining shares of common stock underlying the incentive stock options vest or vested, in aggregate, as follows:  833,333 shares vested on December 31, 2012, 833,333 shares vested on December 31, 2013 and 833,334 vest on December 31, 2014 and may be purchased at a per share exercise price of $0.10, $0.20 and $0.30, respectively; and 833,334 shares vest upon IET achieving at least $10,000,000 of revenues for the twelve-month period ending December 31, 2014 and may be purchased at a per share exercise price of $0.30 per share.  Each of the incentive stock options has a ten-year term, and in the event of a change in control of IET, as defined in the 2010 Stock Incentive Plan, the incentive stock options become fully vested.

Directors’ Compensation

The following table sets forth information concerning the compensation of the Company’s board of directors who are not Named Executive Officers for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Raymond C. Kubacki	$13,000	$--	$7,807	$--	$--	$--	$20,807
David N. Harry	$12,500	$--	$4,462	$--	$--	$--	$16,962
Valgene L. Dunham, Ph.D.	$12,500	$--	$4,908	$--	$--	$--	$17,408
E. Wayne Kinsey, III	$10,500	$--	$2,230	$--	$--	$--	$12,730

(1)
Effective March 14, 2012, the compensation committee approved cash compensation for non-executive directors consisting of:  (a) annual retainer of $10,000; (b) in-person meeting fee of $2,000 per meeting; and (c) telephonic meeting fee of $500 per meeting.  On September 4, 2013, IET paid $3,750 in cash and issued an aggregate 228,125 shares of its common stock as full payment of an aggregate of $22,000 of fees due for the period commencing January 1, 2013 through August 31, 2013 as follows:  Mr. Kubacki – 93,750 shares of common stock; Mr. Harry – 87,500 shares of common stock; and Dr. Dunham – $3,750 cash and 46,875 shares of common stock).  On February 25, 2014, IET issued an aggregate of 206,250 shares of its common stock as full payment of an aggregate of $16,500 of fees as follows:  Mr. Kubacki – 68,750 shares of common stock; Mr. Harry – 68,750 shares of common stock; and Dr. Dunham – 68,750 shares of common stock.  IET offset the $10,500 of director fees due to Mr. Kinsey against accounts receivable due from Mr. Kinsey related to the purchase of IET’s Solutions and related products.

(2)
Option awards consist of stock options issued to purchase common stock.  Amounts shown do not reflect compensation actually received by the director.  Instead, the amounts shown are the compensation costs we recognized in the year ended December 31, 2013 in accordance with ASC 718.  The accounting for stock-based compensation and the assumptions used to calculate the value of the warrant issuances are set forth under Note 3 “Summary of Significant Accounting Policies: Stock-Based Compensation” and Note 13 “Stockholders’ Deficiency,” respectively, of our audited consolidated financial statements which begin on page F-1 of this annual report on Form 10-K for the year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 27, 2014, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of IET’s common stock, which is the only class of IET capital stock with shares issued and outstanding, by (1) each director and nominee for director of IET, (2) each of the Named Executive Officers, (3) each person or group of persons known by IET to be the beneficial owner of greater than 5% of IET’s outstanding common stock, and (4) all directors and executive officers of IET as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of IET common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)	5,069,091	2.15%
Thomas S. Gifford (4)(5)	4,735,757	2.01%
Raymond C. Kubacki (6)(7)	4,448,792	1.90%
Valgene L. Dunham (6)(8)	1,992,636	*
E. Wayne Kinsey, III (6)(9)	59,369,568	25.37%
David N. Harry (6)(10)	869,104	*
KC Gamma Opportunity Fund, L.P. (11)(12)	23,255,670	9.71%
Zanett Opportunity Fund, Ltd. (13)(14)	22,815,827	9.37%
Zachary McAdoo (15)(16)	23,070,233	9.47%
McAdoo Capital, Inc. (15)(17)	23,070,233	9.47%
Daniele Obino (18)	15,151,515	6.57%
Alvin Fund LLC (19)(20)	13,768,564	5.90%
All directors and executive officers as a group (3)(5)(7)(8)(9)(10)	76,484,948	30.82%

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

(3)
Includes 909,091 shares of common stock currently available for purchase under the warrant to purchase 1,818,182 shares of common stock issued to Mr. LaVance on April 21, 2011.  On December 27, 2011, Mr. LaVance transferred 909,091 shares of common stock underlying the warrant to Thomas S. Gifford.  Also includes 3,100,000 shares of common stock currently available for purchase under the warrant issued to Mr. LaVance on May 23, 2011 and 1,000,000 shares of common stock currently available for purchase under the stock option granted to Mr. LaVance on March 27, 2012.

(4)	Such person serves as IET’s Executive Vice President, Chief Financial Officer and Secretary and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(5)
Includes 3,100,000 shares of common stock currently available for purchase under the warrant issued to Mr. Gifford on May 23, 2011 and 909,091 shares of common stock currently available for purchase under the warrant issued by IET to David R. LaVance on April 21, 2011 which was assigned to Mr. Gifford by Mr. LaVance on December 27, 2011.  Also includes 666,666 shares of common stock currently available for purchase under the stock option granted to Mr. Gifford on March 27, 2012.

(6)	Such person serves as a director of IET and maintains a mailing address of 4235 Commerce Street, Little River, South Carolina 29566.

(7)
Includes 2,286,932 shares of common stock available for purchase under the warrants issued to Mr. Kubacki on April 21, 2011 and October 27, 2011.  Also includes 541,860 shares of common stock currently available for purchase under the stock option granted to Mr. Kubacki on March 27, 2012.

(8)
Includes 969,697 shares of common stock available for purchase under the warrant issued to Dr. Dunham on April 21, 2011.  Also includes 340,600 shares of common stock currently available for purchase under the stock option granted to Dr. Dunham on March 27, 2012.

(9)
Includes 3,125,000 shares of common stock available for purchase under the warrant issued to Mr. Kinsey on August 17, 2012.  Also includes 154,820 shares of common stock currently available for purchase under the stock option granted to Mr. Kinsey on March 27, 2012.

(10)	Includes 309,640 shares of common stock currently available for purchase under the stock option granted to Mr. Harry on March 27, 2012.

(11)	KC Gamma Opportunity Fund, L.P. maintains a mailing address at 112 Route 9 North, Sherman, Connecticut 06784.

(12)	Includes 8,750,000 shares of common stock available for purchase under the warrants issued to KC Gamma Opportunity Fund, L.P. on January 24, 2012.

(13)	Zanett Opportunity Fund, Ltd. (“Zanett”) maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

(14)
Includes 7,850,000 shares of common stock available for purchase under the warrants issued to Zanett on August 19, 2009, December 31, 2009 and December 31, 2010.  Also includes 4,761,250 shares of common stock available upon conversion, at the current conversion price of $0.10 per share, of the 8% convertible debenture in the principal amount of $476,125 issued to Zanett on August 21, 2012.

(15)	Zachary McAdoo and McAdoo Capital, Inc. (“McAdoo Capital”) maintain a mailing address at 135 East 57th Street, 4th Floor, New York, NY 10022.

(16)
Includes 104,406 shares of common stock held by McAdoo Capital.  Also includes 150,000 shares of common stock available for purchase under the warrants issued to McAdoo Capital on August 19, 2009 and December 31, 2009.  Also includes 10,204,577 shares of common stock held by Zanett, 7,850,000 shares of common stock available for purchase under the warrants issued to Zanett on August 19, 2009, December 31, 2009 and December 31, 2010, and 4,761,250 shares of common stock available upon conversion, at the current conversion price of $0.10 per share, of the 8% convertible debenture in the principal amount of $476,125 issued to Zanett on August 21, 2012.  Mr. McAdoo is the President of McAdoo Capital, the investment manager of Zanett.  Mr. McAdoo disclaims beneficial ownership of the shares of common stock held by McAdoo Capital and Zanett, the shares of common stock available for purchase under the warrants issued to McAdoo Capital and Zanett and the shares of common stock available upon conversion of the convertible debenture issued to Zanett.

(17)
Includes 150,000 shares of common stock available for purchase under the warrants issued to McAdoo Capital on August 19, 2009 and December 31, 2009.  Also includes 10,204,577 shares of common stock held by Zanett, 7,850,000 shares of common stock available for purchase under the warrants issued to Zanett on August 19, 2009, December 31, 2009 and December 31, 2010, and 4,761,250 shares of common stock available upon conversion, at the current conversion price of $0.10 per share, of the 8% convertible debenture in the principal amount of $476,125 issued to Zanett on August 21, 2012.  McAdoo Capital is the investment manager of Zanett.  McAdoo Capital disclaims beneficial ownership of the shares of common stock held by Zanett, the shares of common stock available for purchase under the warrants issued to Zanett and the shares of common stock available upon conversion of the convertible debenture issued to Zanett.

(18)	Mr. Obino maintains a mailing address of Neuenkirchstrasse 15, CH-6017 Ruswil, Switzerland.

(19)	Alvin Fund LLC (“Alvin”) maintains a mailing address at MKH Management Company, LLC, 60 Madison Avenue, New York, NY 10010-1600.

(20)	Includes 2,500,000 shares of common stock available for purchase under the warrants issued to Alvin on February 6, 2012 and June 19, 2012.

Stock Option Plans

IET currently has two stock option/stock compensation plans in place:  the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  IET had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of December 31, 2013, options to purchase 4,980,254 shares of IET’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of IET’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of IET’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  IET has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan.  As of December 31, 2013, no grants or awards had been made under the 2012 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 on the number of securities to be issued upon the exercise of outstanding options and the number of securities remaining available for future issuance under the Equity Incentive Plans and the number of securities to be issued upon the exercise of outstanding warrants under equity compensation arrangements not approved by the stockholders.

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	4,980,254	(2)	$0.18	14,000,000
Equity compensation arrangements not approved by security holders (2)	20,626,378	(2)	$0.11	--
Total	25,606,632		$0.13	14,000,000

(1)	IET currently has no equity compensation plans other than the Equity Incentive Plans described herein which have been approved by its stockholders.

(2)
Represents warrants to purchase common stock that were outstanding as of December 31, 2013.  These warrants were issued as compensation for services rendered to IET.  See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

Warrants Issued to Zanett and McAdoo Capital as Loan Fee – August 2009

On August 19, 2009, IET issued warrants to purchase an aggregate 3,500,000 shares of its common stock to Zanett (3,400,000 shares) and McAdoo Capital (100,000 shares) as consideration for providing IET with convertible debt financing.  These warrants have five-year terms and are exercisable at $0.10 per share.  As of December 31, 2013, an aggregate 3,500,000 shares of common stock underlying the warrants were vested and available for purchase.

Warrants Issued to Zanett and McAdoo Capital as Loan Conversion Fee – December 2009

On December 31, 2009, IET issued warrants to purchase an aggregate 3,000,000 shares of its common stock to Zanett (2,950,000 shares) and McAdoo Capital (50,000 shares) as consideration for converting certain convertible debentures into common stock.  These warrants have five-year terms and are exercisable at $0.10 per share.  As of December 31, 2013, an aggregate 3,000,000 shares of common stock underlying the warrants were vested and available for purchase.

Warrant Issued to Zanett as Loan Fee – December 2010

On December 9, 2010, IET issued a warrant to purchase 1,500,000 shares of its common stock to Zanett as consideration for providing IET with short term debt financing.  The warrant has a five-year term and is exercisable at $0.20 per share.  As of December 31, 2013, all 1,500,000 shares of common stock underlying the warrant were vested and available for purchase.

Warrants Issued to Independent Directors – April 2011

On April 21, 2011, IET issued warrants to purchase a total of 4,606,061 shares of its common stock to IET’s then independent directors as follows: David R. LaVance – 1,818,182 shares; Raymond C. Kubacki – 1,818,182 shares; and Valgene L. Dunham – 969,697 shares.  The warrants were issued as partial consideration for service in 2011 as members of the board and related committees.  These warrants are exercisable at $0.07 per share for a term of ten years and vested upon issuance.  As of December 31, 2013, all 4,606,061 shares of common stock underlying the warrants were vested and available for purchase.

Warrants Issued to Executive Officers

On May 23, 2011, IET issued warrants to purchase a total of 6,200,000 shares of its common stock to its executive officers.  David R. LaVance, IET’s Chairman, President and Chief Executive Officer, was issued a warrant to purchase 3,100,000 shares of common stock and Thomas S. Gifford, IET’s Executive Vice President, Chief Financial Officer and Secretary, also was issued a warrant to purchase 3,100,000 shares of common stock.  These warrants are exercisable at $0.09 per share for a term of ten years.  Each warrant vested as follows:  1,550,000 of the shares subject to the warrant became eligible for purchase on May 23, 2011, an additional 86,111 of the shares subject to the warrant became eligible for purchase on and after the first day of each month for a period of seventeen months commencing June 1, 2011, and 86,113 of the shares subject to the warrant became eligible for purchase on November 1, 2012.  As of December 31, 2013, all 6,200,000 shares of common stock underlying the warrants were vested and available for purchase.

Warrant Issued to TrueLogix, LLC - December 2011

On December 6, 2011, IET issued warrants to purchase an aggregate of 2,000,000 shares of its common stock to TrueLogix, LLC, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee, pursuant to a Sales Management Services Agreement (the “Sales Management Agreement”) entered into by the parties.  The warrants have a three-year term and are exercisable at $0.20 per share.  On September 21, 2012, as a result of the termination of the Sales Management Agreement, 1,600,000 shares of IET’s common stock under the warrants expired.  As of December 31, 2013, an aggregate 400,000 shares of common stock underlying the warrants were vested and available for purchase and 1,600,000 shares of common stock underlying the warrants expired.

Warrant Issued as Financing Fee - March 2012

On March 2, 2012, IET issued a warrant to purchase 175,000 shares of the Company’s common stock to a third-party service provider as partial consideration for services rendered to IET in connection with a financing.  The warrant is exercisable at $0.20 per share, has a term of three years and vested upon issuance.  As of December 31, 2013, all 175,000 shares of common stock underlying the warrant were available for purchase.

Warrant Issued as Financing Fee - June 2012

On June 19, 2012, IET issued a warrant to purchase 93,750 shares of its common stock to a third-party service provider as partial consideration for services rendered to IET in connection with a financing.  The warrant is exercisable at $0.20 per share, has a term of three years and vested upon issuance.  As of December 31, 2013, all 93,750 shares of common stock underlying the warrant were available for purchase.

Warrants Issued as Consulting Fee – February, March and April 2013

On each of February 4, 2013, March 4, 2013 and April 1, 2013, IET issued a warrant to purchase 250,000 shares of its common stock (750,000 shares in aggregate) in connection with a consulting agreement with an unaffiliated third party for investor relations services.  The warrants are exercisable between $0.035 and $0.04 per share, have a term of three years and vested upon issuance.  As of December 31, 2013, all 750,000 shares of common stock underlying the warrants were available for purchase.

Warrants Issued as Financing Fee – August 2013

On August 2, 2013, IET issued a warrant to purchase 401,567 shares of its common stock in connection with a placement agent and advisory services agreement.  The warrant is exercisable at $0.0345 per share, has a term of five years and vested upon issuance.  As of December 31, 2013, all 401,567 shares of common stock underlying the warrant were available for purchase.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, there has not been any transaction or series of related transactions to which we were a participant during the year ended December 31, 2013 or are currently a participant involving an amount in excess of $120,000 and in which a related party to the Company had or will have a direct or indirect material interest.

On each of February 12, 2013 and April 30, 2013, IET sold to E. Wayne Kinsey III, a member of its board of directors, 4,166,667 shares of its common stock (8,333,334 in aggregate) for an aggregate purchase price of $250,000, or $0.03 per share.  The $0.03 per share price was the same price offered to other non-affiliated investors in a private placement of IET’s common stock.

Director Independence

Raymond C. Kubacki, David N. Harry and Valgene L. Dunham, Ph.D. each qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.  Messrs. Kubacki and Harry and Dr. Dunham also serve on the audit committee and on the compensation committee and qualify as independent directors for each committee in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Item 14.	Principal Accountant Fees and Services

Audit Fees. IET was billed $2,750 by Weaver, Martin & Samyn, LLC and $27,500 by L.L. Bradford & Company, LLC for audit fees relating to IET’s year ended December 31, 2013.  IET was billed $30,300 by Weaver, Martin & Samyn, LLC for audit fees relating to IET’s year ended December 31, 2012.  Audit fees consisted of fees for the audit of IET’s annual consolidated financial statements and reviews of quarterly consolidated financial statements as well as services normally provided in connection with statutory and regulatory filings and assistance with and review of IET documents filed with the SEC.

Audit-Related Fees.  IET did not incur any fees associated with audit-related services with  Weaver, Martin & Samyn, LLC, L.L. Bradford & Company, LLC or any other accounting firm, relating to the years ended December 31, 2013 and 2012.  Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees.  IET was billed $4,325 by Pasquale DeAngelis CPA, LLC for tax services related to the year ended December 31, 2013 and was billed $4,171 by Pasquale DeAngelis CPA, LLC for tax services relating to the year ended December 31, 2012.  Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

All Other Fees.  IET did not incur any fees associated with non-audit services with Weaver, Martin & Samyn, LLC, L.L. Bradford & Company, LLC or any other accounting firm, relating to the years ended December 31, 2013 and 2012.

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

DATE:	INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

March 28, 2014	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board, President and
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Gifford his true and lawful attorney-in-fact and agent for him and in his name, place an stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David R. LaVance	Chairman of the Board,	March 28, 2014
David R. LaVance	President and Chief
Executive Officer
(Principal Executive Officer)

/s/ Thomas S. Gifford	Executive Vice President,	March 28, 2014
Thomas S. Gifford	Chief Financial Officer
and Secretary (Principal
Financial and Accounting Officer)

/s/ Raymond C. Kubacki	Director	March 28, 2014
Raymond C. Kubacki

Director
E. Wayne Kinsey, III

/s/ Valgene L. Dunham	Director	March 28, 2014
Valgene L. Dunham

/s/ David N. Harry	Director	March 28, 2014
David N. Harry

Integrated Environmental Technologies, Ltd.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary (the “Company”), as of December 31, 2013 and the related consolidated statement of operations, stockholders’ deficiency and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged, to perform an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC

Leawood, Kansas
March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheets of Integrated Environmental Technologies, Ltd. and subsidiary (the “Company”), as of December 31, 2012 and 2011 and the related consolidated statement of operations, stockholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

/s/ Weaver, Martin & Samyn, LLC

Kansas City, Missouri
March 29, 2013

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$1,049,399	$180,489
Accounts receivable	28,250	29,212
Prepaid expenses	26,166	15,933
Inventory	126,952	82,566
Note receivable	--	7,762
Total current assets	1,230,767	315,962

Property and equipment, net	344,884	282,982
Total assets	$1,575,651	$598,944

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$41,320	$249,474
Accrued expenses	47,954	159,963
Customer deposits	38,109	36,109
Convertible debentures	25,000	25,000
Note payable	75,513	--
Total current liabilities	227,896	470,546

Convertible debentures	476,125	476,125
Note payable	46,546	--
Total liabilities	750,567	946,671

Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $.001 par value; 400,000,000 shares authorized; 229,971,926 and 150,368,500 shares issued and outstanding, respectively	229,972	150,369
Additional paid-in capital	20,075,764	17,151,303
Accumulated deficit	(19,480,652)	(17,649,399)
Total stockholders' equity (deficiency)	825,084	(347,727)
Total liabilities and stockholders' equity (deficiency)	$1,575,651	$598,944

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012

Revenues:
Sales	$93,866	$92,658
Leasing and Licensing Fees	52,500	62,395
	146,366	155,053
Cost of sales	28,930	25,794

Gross profit	117,436	129,259

Operating expenses:
General and administrative expense	1,243,196	1,195,720
Sales and marketing expense	447,832	495,038
Research and development expense	211,822	295,788
	1,902,850	1,986,546

Loss from operations	(1,785,414)	(1,857,287)

Other income (expense):
Interest income	74	1,432
Interest expense	(45,913)	(69,643)
Total other income (expense)	(45,839)	(68,211)

Net loss	$(1,831,253)	$(1,925,498)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	187,333,118	140,233,176

The accompanying notes are an integral part of these consolidated financial statements.

 Integrated Environmental Technologies, Ltd.
Consolidated Statements of Stockholders’ Deficiency
For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional		Total
	Number	$0.001	Paid-in	Stockholders'	Stockholders'
	of Shares	Par Value	Capital	Deficit	Deficiency
Balance at December 31, 2011	122,735,165	$122,735	$14,810,185	$(15,723,901)	$(790,981)
Common stock issued for cash, net of offering costs	20,375,000	20,375	1,509,525	--	1,529,900
Common stock issued as payment on principal and interest on convertible debentures	2,185,585	2,186	194,962	--	197,148
Common stock issued as payment on principal and interest on convertible promissory notes	4,602,750	4,603	431,562	--	436,165
Common stock issued as payment of accounts payable	460,000	460	40,540	--	41,000
Stock-based compensation	10,000	10	164,529	--	164,539
Net loss				(1,925,498)	(1,925,498)
Balance at December 31, 2012	150,368,500	150,369	17,151,303	(17,649,399)	(347,727)
Common stock issued for cash, net of offering costs	74,388,766	74,388	2,689,217	--	2,763,605
Common stock issued as payment on principal and interest on convertible debentures	400,947	401	37,689	--	38,090
Common stock issued as payment of accounts payable	1,713,839	1,714	68,536	--	70,250
Common stock issued as settlement of litigation	450,000	450	26,100	--	26,550
Stock-based compensation	2,649,874	2,650	102,919	--	105,569
Net loss				(1,831,253)	(1,831,253)
Balance at December 31, 2013	229,971,926	$229,972	$20,075,764	$(19,480,652)	$825,084

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,831,253)	$(1,925,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172,234	118,751
Stock-based compensation expense	105,569	164,539
Stock issued as settlement of litigation	26,550	--
Write-off of accounts receivable	2,341	828
Write-off of lease receivable	--	20,113
Changes in operating assets and liabilities:
Accounts receivable	(11,879)	(22,168)
Prepaid expenses	(10,233)	(5,006)
Lease receivable	--	13,883
Note receivable	3,590	13,036
Inventory	(60,015)	(25,485)
Other receivable	--	12,081
Accounts payable	(123,232)	67,802
Accrued expenses	(73,919)	77,140
Customer deposits	2,000	(5,420)
Net cash used in operating activities	(1,798,247)	(1,495,404)
Cash flows from investing activity:
Purchase of equipment	(66,507)	--
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	2,763,605	1,529,900
Repayment of note payable	(29,941)	--
Net cash provided by financing activities	2,733,664	1,529,900
Increase in cash	868,910	34,496
Cash - beginning of period	180,489	145,993
Cash - end of period	$1,049,399	$180,489
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,032	$1,053
Cash paid for income taxes	$--	$5,462
Noncash operating activities:
Issuance of 1,713,839 and 360,000 shares of common stock, respectively, as payment of director fees	$70,250	$36,000
Issuance of 400,947 shares of common stock as payment of interest on convertible debenture	$38,090	$--
Issuance of 450,000 shares of common stock as settlement of litigation	$26,550	$--
Issuance of 100,000 shares of common stock as payment of accounts payable	$--	$5,000
Noncash investing activity:
Issuance of note payable as payment for equipment	$152,000	$--
Noncash financing activities:
Issuance of 1,649,874 shares of common stock as payment of offering costs related to private placements	$109,100	$--
Issuance of warrant to purchase 401,567 shares of common stock as payment of offering costs related to private placements	$23,188	$--
Issuance of 2,185,585 shares of common stock as payment of principal and interest due on convertible debentures	$--	$197,148
Issuance of 4,602,750 shares of common stock as payment of principal and interest due on convertible promissory notes	$--	$436,165

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

Integrated Environmental Technologies, Ltd. (the “Company”) was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation.  The Company is headquartered in Little River, South Carolina and operates through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

The Company markets its products and equipment under the umbrella brand name, EcoTreatments™.  The Company produces and sells a hypochlorous acid solution (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte”) that provide an environmentally friendly alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use.  The Company markets and sells Anolyte under the brand name Excelyte™ and sells Catholyte under the brand name Catholyte Zero™.  The Company manufactures proprietary equipment, which its markets under the brand name EcaFlo™, to produce Anolyte and Catholyte solutions for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at a customer’s facility.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company has a working capital of $1,002,871 and an accumulated deficit of $19,480,652 as of December 31, 2013.  The Company has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company sells its products to customers in diversified industries and geographical regions.  During the year ended December 31, 2013, four customers accounted for 22%, 14%, 14% and 11%, respectively, of revenues.  For the year ended December 31, 2012, two customers accounted for 35% and 29%, respectively, of revenues.  No other customer accounted for more than 10% of the Company’s revenues during the year ended December 31, 2013 or 2012.  We regularly evaluate the creditworthiness of the Company’s customers.

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less any allowance for uncollectible accounts.  Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectability by considering a number of factors, including the length of time an invoice is past due, the customer’s creditworthiness and historical bad debt experience.  Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

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

Property and Equipment

Property and equipment are recorded at cost less allowances for depreciation.  The straight-line method of depreciation is used for all property and equipment.  Repair and maintenance costs are expensed as incurred.  Equipment is depreciated over an estimated useful life ranging from three to seven years.   Leasehold improvements are depreciated over the shorter of the original term of lease or the estimated useful life of the improvement.

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

Long-Lived Assets

The Company reviews its long-lived assets, which include property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, “Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets.”  Recoverability of these assets is evaluated by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by the assets over their remaining economic life.  If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired.  The impairment loss is measured by comparing the fair value of the assets to their carrying value.  Fair value is determined by either a quoted market price, if any, or a value determined by a discounted cash flow technique.  There were no material impairment charges related to the Company’s property and equipment during the years ended December 31, 2013 or 2012.

Revenue Recognition

General

Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectability is probable.  Generally, these criteria are met at the time the product is shipped.  Provisions for estimated returns, rebates and discounts are provided for at the time the related revenue is recognized.  Freight revenue billed to customers is included in sales and the related shipping expense is included in cost of sales.  Service revenue is recognized in the period the service is performed or ratably over the period of the related service contract.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry-forwards to the extent they are realizable.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

During the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012
General and administrative	$90,969	$79,485
Sales and marketing	10,220	65,674
Research and development	4,380	19,380
Total	$105,569	$164,539

For the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense related to stock options granted to employees and directors of $48,607 and $144,084, respectively.  For the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense related to common stock and warrants issued to non-employees of $56,962 and $20,455, respectively.

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

For the year ended December 31, 2013, diluted net loss per share did not include the effect of 4,980,254 shares of common stock issuable upon the exercise of outstanding stock options, 36,844,565 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debentures, as their effect would be anti-dilutive.

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

As of December 31, 2013 and December 31, 2012, inventory consisted of parts and materials totaling $126,952 and $82,566, respectively.

During March 2013 and December 2012, the Company reclassified $17,487 and $138,336, respectively, of EcaFlo™ equipment from finished goods inventory to property and equipment.  The Company no longer intends to sell its EcaFlo™ equipment but rather will either utilize the EcaFlo™ equipment to manufacture Anolyte and Catholyte solutions to be sold by the Company or lease the EcaFlo™ equipment to third parties.

5.	Note Receivable

The Company had a note receivable with a customer relating to the sale of certain EcaFlo™ equipment.  The note payments were $1,250 per month over a 34-month term which commenced on January 15, 2011.  The Company imputed interest on this note receivable at a rate of 3% per annum.

During the years ended December 31, 2013 and 2012, the Company and the customer agreed to apply $4,172 and $6,414, respectively, of accounts payable due by the Company to the customer against the note receivable balance due from the customer to the Company.  The accounts payable amounts due by the Company to the customer related to the purchase of certain parts and materials by the Company from the customer.  As of December 31, 2013 and 2012, the outstanding balance of the note receivable was $0 and $7,762, respectively.

During the years ended December 31, 2013 and 2012, the Company recognized $74 and $714, respectively, of interest income related to this note receivable.

6.	Property and Equipment

As of December 31, 2013 and 2012, property and equipment, on a net basis, consisted of the following (see Note 4):

	Year Ended December 31,
	2013	2012
Leasehold improvements	$328,977	$328,977
Equipment	437,504	203,368
	766,481	532,345
Less: Accumulated depreciation	(421,597)	(249,363)
	$344,884	$282,982

7.	Accrued Expenses

As of December 31, 2013 and December 31, 2012, accrued expenses consisted of the following:

	Year Ended December 31,
	2013	2012
Accrued compensation	$--	$115,000
Accrued interest	24,321	21,330
Accrued auditing fees	22,000	22,000
Accrued other expenses	1,633	1,633
	$47,954	$159,963

8.	Customer Deposits

On March 29, 2011, the Company issued a credit to purchase equipment to a consultant in the amount of $36,109 as payment to the consultant for consulting services rendered to the Company.  The Company has recorded this amount as a customer deposit.

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

During the years ended December 31, 2013 and 2012, the Company recorded a total of $2,992 and $3,008, respectively, of interest expense related to this convertible debenture.  As of December 31, 2013 and 2012, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $10,441 and $7,450, respectively, which is included as a component of accrued expenses.

Zanett Convertible Debentures

On August 21, 2012, the Company issued to Zanett Opportunity Fund, Ltd. (“Zanett”) an 8% convertible debenture in the amount of $476,125 (the “Zanett August 2012 Debenture”).  In connection with this private placement, the Company refinanced an 8% convertible debenture, in the principal amount of $376,125, issued to Zanett on July 7, 2011 (the “Zanett July 2011 Debenture”) and refinanced an 8% convertible secured promissory note, in the principal amount of $100,000, issued to Zanett on September 23, 2011 (see Note 10).  As a result of the issuance of the Zanett August 2012 Debenture, the Zanett July 2011 Debenture and the 8% convertible secured promissory note issued to Zanett were cancelled.

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

For the year ended December 31, 2013, the Company recorded $38,090 of interest expense related to the Zanett August 2012 Debenture.  For the year ended December 31, 2012, the Company recorded $32,802 of interest expense related to the Zanett July 2011 Debenture and the Zanett August 2012 Debenture.

As of December 31, 2013 and 2012, the outstanding principal on the Zanett August 2012 Debenture was $476,125 and the accrued and unpaid interest was $13,880, which is included as a component of accrued expenses.

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

For the year ended December 31, 2012, the Company recorded $7,414 of interest expense related to the Kinsey Debenture.

10.	Note Payable

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

For the year ended December 31, 2013, the Company recorded $4,086 of interest expense related to the Benchmark Note.  As of December 31, 2013, the outstanding principal on the Benchmark Note was $122,059 (current portion:  $75,513; long-term portion:  $46,546).

11.	Convertible Promissory Notes

On September 23, 2011, the Company, E. Wayne Kinsey, III, a member of the Company’s board of directors, and Zanett entered into a note purchase agreement, pursuant to which Mr. Kinsey purchased an 8% convertible secured promissory note from the Company in the principal amount of $400,000 (the “Kinsey Secured Note”) and Zanett purchased an 8% convertible secured promissory note from the Company in the principal amount of $100,000 (the “Zanett Secured Note”).

In connection with the execution of the note purchase agreement and the issuance of the Kinsey Secured Note and the Zanett Secured Note, the Company provided certain registration rights to each holder.  In the event that the Company proposes to register shares of its common stock under the Securities Act of 1933, as amended, under certain circumstances, Mr. Kinsey and Zanett will be allowed to include shares of the Company’s common stock held by them in such registration.  The Company determined that the value attributable to these registration rights was de minimis.

On August 17, 2012, the Company issued to Mr. Kinsey 4,000,000 shares of the Company’s common stock in connection with Mr. Kinsey’s election to convert the Kinsey Secured Note.  Pursuant to the terms of the Kinsey Secured Note, the outstanding principal was converted into shares of the Company’s common stock at $0.10 per share.  As a result of this conversion, the Kinsey Secured Note was cancelled.

On August 17, 2012, the Company issued 480,733 shares of the Company’s common stock to Mr. Kinsey as payment of $28,844 of accrued interest due on the Kinsey Secured Note for the period commencing September 23, 2011 through August 16, 2012.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the quoted market price of the Company’s common stock ($0.06 per share) as defined in the Kinsey Secured Note.

On August 21, 2012, in connection with the issuance of the Zanett August 2012 Debenture, the Company refinanced the Zanett Secured Note and the Zanett Secured Note was cancelled (see Note 9).

As a result of the cancellation of both the Kinsey Secured Note and the Zanett Secured Note, the collateral securing the notes was released.

On August 21, 2012, the Company issued 122,017 shares of the Company’s common stock to Zanett as payment of $7,321 of accrued interest due on the Zanett Secured Note for the period commencing September 23, 2011 through August 21, 2012.  The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.06 per share) as defined in the Zanett Secured Note.

For the year ended December 31, 2012, the Company recorded a total of $25,316 of interest expense related to the Kinsey Secured Note and the Zanett Secured Note.

12.           Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(622,626)	34%	$(654,669)	34%
Effect of state taxes, net of federal benefit	(54,938)	3	(57,765)	3
Change in valuation allowance	679,700	(37)	712,367	(37)
Other	(2,136)	--	67	--
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are shown below.  In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of December 31, 2013 and 2012, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.  The valuation allowance increased $679,700 during the year ended December 31, 2013, attributable primarily to Company’s continuing operating losses for the year ended December 31, 2013 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carry-forwards that give rise to deferred taxes consist of the following:

	Years Ended December 31,
	2013	2012
Net operating loss	$6,710,397	$6,105,330
Depreciation and amortization	53,604	--
Stock based compensation	309,208	286,075
Total gross deferred tax assets	7,073,209	6,391,405
Valuation allowance	(7,073,209)	(6,391,405)
Net deferred tax assets	$--	$--

As of December 31, 2013, the Company had federal and state operating losses of approximately $17,990,000.  Both the federal and state operating losses begin to expire in the years 2021 through 2033.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar state provisions.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred.  The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carry-forwards attributable to periods before the change.

The Company’s 2010, 2011 and 2012 federal and state income tax returns are open for examination by the applicable governmental authorities.

13.	Stockholders’ Equity (Deficiency)

Common Stock and Common Stock Units

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

On February 4, 2013, the Company issued an aggregate of 1,485,714 shares of the Company’s common stock, at a per share price of $0.035, as settlement of $52,000 of fees due to certain members of the Company’s board of directors for services rendered during the year ended December 31, 2012.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company’s board of directors was $0.035 per share.

On February 12, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  The $0.03 per share price was the same price offered to other non-affiliated investors in a private placement of the Company’s common stock.  In addition, the Company sold 3,333,333 shares of its common stock to an institutional investor for an aggregate purchase price of $100,000, or $0.03 per share, and incurred offering costs of $7,000 in connection with this sale of common stock.

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

On April 30, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, 4,166,667 shares of the Company’s common stock for an aggregate purchase price of $125,000, or $0.03 per share.  The $0.03 per share price was the same price offered to other non-affiliated investors in a private placement of the Company’s common stock.  In addition, the Company sold 3,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $90,000, or $0.03 per share.

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

On June 26, 2013, the Company issued 450,000 shares of its common stock to Crystal Enterprises, Inc. (“Crystal”) in order to resolve certain disputes and to avoid further litigation costs associated with defending litigation brought by Crystal (see Note 15).  The total expense associated with the issuance of these shares was $26,550, representing the fair market value of the shares of common stock on the date of issuance to Crystal ($0.059 per share).

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

On August 16, 2013, the Company sold an aggregate of 6,803,333 shares of its common stock to nine individual investors for an aggregate purchase price of $204,100, or $0.03 per share.  The Company incurred offering costs of $9,587 in connection with these transactions.

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

On September 13, 2013, the Company issued an aggregate of 228,125 shares of the Company’s common stock, at a per share price of $0.08, as settlement of $18,250 of fees due certain members of the Company’s board of directors for services rendered for the period commencing January 1, 2013 through August 31, 2013.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company’s board of directors was $0.08 per share.

On November 5, 2013, the Company sold 1,000,000 shares of its common stock to an individual investor for an aggregate purchase price of $66,000, or $0.066 per share.  The Company issued 100,000 shares of its common stock to an unaffiliated third party as payment of $6,600 of offering costs related to this transaction.

On November 7, 2013, the Company sold 15,151,515 shares of its common stock to an individual investor for an aggregate purchase price of $1,000,000, or $0.066 per share.  The Company issued 1,515,152 shares of its common stock to an unaffiliated third party as payment of $100,000 of offering costs related to this transaction.

On November 13, 2013, the Company sold 347,222 shares of its common stock to an individual investor for an aggregate purchase price of $25,000, or $0.072 per share. The Company issued 34,722 shares of its common stock to an unaffiliated third party as payment of $2,500 of offering costs related to this transaction.

Stock Options

Stock Option Plans

The Company currently has two stock option/stock compensation plans in place:  the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of December 31, 2013, stock options to purchase 4,980,254 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  The Company has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan.  The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and other proprietary interests in the Company.  It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.  As of December 31, 2013, no grants or awards had been made under the 2012 Equity Incentive Plan.

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

Stock Option Transactions

Stock Options Issued to Executive Officers – March 2012

On March 27, 2012, the Company granted incentive stock options to purchase an aggregate of 5,000,000 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the Company’s executive officers as follows:  David R. LaVance, President and Chief Executive Officer – 3,000,000 shares, and Thomas S. Gifford, Executive Vice President and Chief Financial Officer – 2,000,000 shares.  On December 31, 2012, an aggregate of 833,333 shares of common stock underlying the incentive stock options (500,000 shares for Mr. LaVance and 333,333 shares for Mr. Gifford), with an exercise price of $0.10 per share, were terminated as a result of the Company’s failure to attain breakeven operating results, as defined in the incentive stock option agreements, for a period of four consecutive months or two consecutive quarters during the year ended December 31, 2012.    On December 31, 2013, an aggregate of 833,333 shares of common stock underlying the incentive stock options (500,000 shares for Mr. LaVance and 333,333 shares for Mr. Gifford), with an exercise price of $0.20 per share, were terminated as a result of the Company’s failure to attain at least $5,000,000 of revenues for the twelve month period ended December 31, 2013.    The remaining 3,333,334 shares of common stock underlying the incentive stock options vest or vested, in aggregate, as follows:  833,333 shares vested on December 31, 2012, 833,333 shares vested on December 31, 2013 and 833,334 vest on December 31, 2014 and may be purchased at a per share exercise price of $0.10, $0.20 and $0.30, respectively; and 833,334 shares vest upon the Company achieving at least $10,000,000 of revenues for the twelve-month period ending December 31, 2014 and may be purchased at a per share exercise price of $0.30 per share.

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

Stock Options Issued to Non-Executive Directors

On March 27, 2012, the Company granted non-qualified stock options to purchase an aggregate of 1,346,920 shares of the Company’s common stock under the 2010 Stock Incentive Plan to the non-executive members of the Company’s board of directors as follows:  Raymond C. Kubacki – 541,860 shares; David N. Harry – 309,640 shares; Valgene L. Dunham – 340,600 shares; and E. Wayne Kinsey, III – 154,820 shares.  The options were granted as partial consideration for each person’s continuing service in 2012 as a member of the Company’s board of directors and related committees.  Each of the options has a five-year term and is exercisable at $0.10 per share.  The shares of common stock underlying the options, in aggregate, vested as follows:  673,460 shares vested on December 31, 2012 and 673,460 shares vested on December 31, 2013.

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

A summary of stock option transactions under the Equity Incentive Plans during the years ended December 31, 2013 and 2012 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	300,000	$0.08	$--
Granted during the period	6,346,920	0.18
Exercised during the period	--	--
Terminated during the period	(833,333)	$0.10
Outstanding at December 31, 2012	5,813,587	$0.18	$--
Granted during the period	--	0.18
Exercised during the period	--	--
Terminated during the period	(833,333)	$0.20
Outstanding at December 31, 2013	4,980,254	$0.18	$55,605
Exercisable at December 31, 2013	3,313,586	$0.12	$42,136
Exercisable at December 31, 2012	1,806,793	$0.10	$--

Information with respect to outstanding stock options and stock options exercisable as of December 31, 2013 that were granted to employees, directors and service providers is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	300,000	$0.08	0.3	300,000	$0.08	0.3
$0.10	2,180,253	$0.10	5.2	2,180,253	$0.10	5.2
$0.20	833,333	$0.20	8.3	833,333	$0.20	8.3
$0.30	1,666,668	$0.30	8.3	--	--	--
	4,980,254	$0.18	6.4	3,313,586	$0.12	5.5

A summary of the non-vested shares subject to options granted under the Equity Incentive Plans as of December 31, 2013 and 2012 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	--	--
Granted during the period	6,346,920	$0.05
Vested during the period	(1,506,793)	$0.05
Terminated during the period	(833,333)	$0.05
Non-vested at December 31, 2012	4,006,794	$0.05
Granted during the period	--	--
Vested during the period	(1,506,793)	$0.05
Terminated during the period	(833,333)	$0.05
Non-vested at December 31, 2013	1,666,668	$0.05

As of December 31, 2013, there was $32,451 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of eleven months.

Warrants to Purchase Common Stock

On May 23, 2011, the Company issued warrants to purchase a total of 6,200,000 shares of the Company’s common stock to its executive officers.  David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, was issued a warrant to purchase 3,100,000 shares of the Company’s common stock and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, also was issued a warrant to purchase 3,100,000 shares of the Company’s common stock.  These warrants are exercisable at $0.09 per share for a term of ten years and are fully vested.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $349,520, using the following weighted average assumptions:  exercise price of $0.09 per share; common stock price of $0.09 per share; volatility of 130%; term of ten years; dividend yield of 0%; interest rate of 1.83%; and risk of forfeiture of 35%.  This amount was recognized as an expense over the eighteen-month vesting period of the warrants.

On December 6, 2011, the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock to TrueLogix, LLC, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee pursuant to a Sales Management Services Agreement (the “Sales Management Agreement”) entered into by the parties on December 6, 2011 (see Note 15 – Commitments and Contingencies:  TrueLogix Sales Management Agreement).  The warrants have a three-year term and are exercisable at $0.20 per share.  On September 21, 2012, as a result of the termination of the Sales Management Agreement, 1,600,000 shares of the Company’s common stock under the warrants expired.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $51,390, using the following weighted average assumptions:  exercise price of $0.20 per share; common stock price of $0.08 per share; volatility of 110%; term of three years; dividend yield of 0%; interest rate of 0.41%; and risk of forfeiture of 35%.

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

A summary of warrant transactions during the years ended December 31, 2013 and 2012 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	33,381,748	$0.19	$--
Issued during the period	14,831,250	$0.14
Exercised during the period	--	--
Terminated during the period	(2,360,000)	$0.17
Outstanding at December 31, 2012	45,852,998	$0.17	$--
Issued during the period	1,151,567	$0.04
Exercised during the period	--	--
Terminated during the period	(10,160,000)	$0.33
Outstanding at December 31, 2013	36,844,565	$0.12	$95,584
Exercisable at December 31, 2013	36,844,565	$0.12	$95,584
Exercisable at December 31, 2012	45,852,998	$0.17	$--

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants issued may vest over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at December 31, 2013 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.03 - 0.04	1,151,567	3.0	$0.04	1,151,567	$0.04	3.0
$0.07 - 0.10	23,056,061	4.0	$0.09	23,056,061	$0.09	4.0
$0.20	12,636,937	1.2	$0.20	12,636,937	$0.20	1.2
	36,844,565	3.0	$0.13	36,844,565	$0.13	3.0

A summary of the non-vested shares subject to warrants as of December 31, 2013 and 2012 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	3,894,446	$0.08
Issued during the period	14,831,250	$0.07
Vested during the period	(17,125,696)	$0.07
Terminated during the period	(1,600,000)	$0.08
Non-vested at December 31, 2012	--	--
Issued during the period	1,151,567	$0.04
Vested during the period	(1,151,567)	$0.04
Terminated during the period	--	--
Non-vested at December 31, 2013	--	--

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements involving warrants.

14.	Related-Party Transactions

Except as disclosed below, there has not been any transaction or series of related transactions to which the Company was a participant during the years ended December 31, 2013 and 2012 involving an amount in excess of $120,000 and in which a related party to the Company had or will have a direct or indirect material interest.

E. Wayne Kinsey, III, a director of the Company, participated in several financings conducted by the Company during the years ended December 31, 2013 and 2012.  See Note 9 – Convertible Debentures:  Kinsey Convertible Debenture; Note 12 – Convertible Promissory Notes; and Note 13 – Stockholders’ Equity (Deficiency):  Common Stock.

Zanett Opportunity Fund, Ltd., the beneficial owner of greater than 5% of the Company’s outstanding common stock, participated in several financings conducted by the Company during the year ended December 31, 2012.  See Note 9 – Convertible Debentures:  Zanett Convertible Debentures; and Note 12 – Convertible Promissory Notes.

15.	Commitments and Contingencies

TrueLogix Sales Management Agreement

On December 6, 2011, the Company and TrueLogix entered into a Sales Management Agreement whereby the Company engaged TrueLogix to perform certain duties associated with the sale of the Company’s solutions.  On September 21, 2012, the Company, TrueLogix and the managers of TrueLogix, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee, entered into a Mutual Termination of Sales Management Services Agreement, whereby the parties agreed to terminate effective August 31, 2012, the Sales Management Agreement.  For the year ended December 31, 2012, the Company recorded $18,000 of sales and marketing expense for services provided under the Sales Management Agreement (see Note 13 – Stockholders’ Equity (Deficiency):  Warrants to Purchase Common Stock).

Lease Agreement – South Carolina

The Company entered into a lease agreement for its premises located in Little River, South Carolina on January 1, 2006.  The lease agreement had an original term of three years.  In January 2009, the Company agreed to renew the lease agreement for a term of five years, ending on December 31, 2013, at $71,291 per year.  The renewal term contained the same covenants, conditions, and provisions as provided in the original lease agreement.  The Company is currently leasing the premises on a month-to-month basis.

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

On June 26, 2013, the Company entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with Crystal and Pendred, Inc. related to the civil complaint in order to resolve the dispute and to avoid further litigation costs associated with defending the litigation.  Pursuant to the Settlement Agreement, neither party admitted to any wrongdoing, the parties agreed to unconditional mutual releases regarding, among other things, all of the claims made by Crystal in the civil complaint and the Company issued 450,000 shares of its common stock to Crystal (see Note 13).  The total expense associated with the issuance of these shares was $26,550, representing the fair market value of the shares of common stock on the date of issuance to Crystal ($0.059 per share).

16.	Subsequent Events

On February 25, 2014, the Company issued an aggregate of 206,250 shares of its common stock, at a per share price of $0.08, as settlement of $16,500 of director fees due certain members of the Company’s board of directors for services rendered for the period comment September 1, 2013 through December 31, 2013.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company’s board of directors was $0.08 per share.

On January 8, 2014, the Company sold 350,000 shares of its common stock to an individual investor for an aggregate purchase price of $25,200, or $0.072 per share.

On March 14, 2014, the Company issued 250,000 shares of its common stock in connection with a consulting agreement with an unaffiliated third party for marketing services.  The total expense associated with the issuance of these shares was $20,000, representing the fair market value of the shares on the date of issuance ($0.08 per share).

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

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit No.	Description
101**
The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of stockholders’ equity (deficiency); (iv) consolidated statements of cash flows; and (v) notes to the consolidated financial statements.

* Constitutes a management contract

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