Form 10-Q
period 2014-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2014-05-12
CIK 1084031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, there were 230,778,176 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.                   Financial Statements

The consolidated balance sheet as of March 31, 2014 and the related consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results of the entire fiscal year or of any other period.

Integrated Environmental Technologies, Ltd.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$673,139	$1,049,399
Accounts receivable	21,271	28,250
Prepaid expenses	7,127	26,166
Inventory	131,051	126,952
Total current assets	832,588	1,230,767

Property and equipment, net	323,530	344,884
Total assets	$1,156,118	$1,575,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94,355	$41,320
Accrued expenses	38,836	47,954
Customer deposits	38,109	38,109
Convertible debentures	25,000	25,000
Note payable	76,842	75,513
Total current liabilities	273,142	227,896

Convertible debentures	476,125	476,125
Note payable	26,829	46,546
Total liabilities	776,096	750,567

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 400,000,000 shares authorized; 230,778,176 and 229,971,926 shares issued and outstanding, respectively	230,778	229,972
Additional paid-in capital	20,147,095	20,075,764
Accumulated deficit	(19,997,851)	(19,480,652)
Total stockholders' equity	380,022	825,084
Total liabilities and stockholders' equity	$1,156,118	$1,575,651

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Sales	$12,061	$22,330
Leasing and licensing fees	6,000	16,500
	18,061	38,830
Cost of sales	4,245	5,375

Gross profit	13,816	33,455

Operating expenses:
General and administrative	297,477	278,354
Sales and marketing	160,367	105,107
Research and development	60,890	48,043
	518,734	431,504

Loss from operations	(504,918)	(398,049)

Other income (expense):
Interest income	--	37
Interest expense	(12,281)	(10,601)
Total other income (expense)	(12,281)	(10,564)

Net loss	$(517,199)	$(408,613)

Net loss per share, basic and diluted	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	230,424,912	156,334,611

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(517,199)	$(408,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,354	37,836
Stock-based compensation expense	30,437	39,876
Changes in operating assets and liabilities:
Accounts receivable	4,478	5,957
Inventory	(4,099)	(1,921)
Prepaid expenses	19,039	10,208
Accounts payable	72,035	(9,745)
Accrued expenses	(9,118)	(8,938)
Net cash used in operating activities	(383,073)	(335,340)
Cash flows from investing activity:
Purchase of equipment	--	(18,176)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	25,200	311,750
Repayment of note payable	(18,387)	--
Net cash provided by financing activities	6,813	311,750
Decrease in cash	(376,260)	(41,766)
Cash - beginning of period	1,049,399	180,489
Cash - end of period	$673,139	$138,723
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,139	$550
Cash paid for income taxes	$700	$--
Non-cash operating activity:
Issuance of 206,250 and 1,485,714 shares of common stock, respectively, as payment of director fees	$16,500	$52,000

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.
Notes to Consolidated Financial Statements

1.           Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company had working capital of $559,446 and an accumulated deficit of $19,997,851 as of March 31, 2014.  The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.           Inventory

As of March 31, 2014 and December 31, 2013, inventory consisted of parts and materials totaling $131,051 and $126,952, respectively.

3.           Property and Equipment

As of March 31, 2014 and December 31, 2013, property and equipment, on a net basis, consisted of the following (see note 7):

	March 31, 2014	December 31, 2013
Leasehold improvements	$328,977	$328,977
Equipment	437,504	437,504
	766,481	766,481
Less: Accumulated depreciation	(442,951)	(421,597)
	$323,530	$344,884

4.           Accrued Expenses

As of March 31, 2014 and December 31, 2013, accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Accrued interest	$34,453	$24,321
Accrued auditing fees	2,750	22,000
Accrued other expenses	1,633	1,633
	$38,836	$47,954

5.           Customer Deposits

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

6.           Convertible Debentures

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

During each of the three months ended March 31, 2014 and 2013, the Company recorded a total of $740 of interest expense related to this convertible debenture.  As of March 31, 2014 and December 31, 2013, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $11,181 and $10,441, respectively.  The accrued and unpaid interest is included as a component of accrued expenses.

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

During the three months ended March 31, 2014 and 2013, the Company recorded $9,392 and $9,523, respectively, of interest expense related to the Zanett August 2012 Debenture.  As of March 31, 2014 and December 31, 2013, the outstanding principal on the Zanett August 2012 Debenture was $476,125 and the accrued and unpaid interest was $23,272 and $13,880, respectively.  The accrued and unpaid interest is included as a component of accrued expenses.

7.           Note Payable

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

For the three months ended March 31, 2014, the Company recorded $2,029 of interest expense related to the Benchmark Note.  As of March 31, 2014 and December 31, 2013, the outstanding principal on the Benchmark Note was $103,671 (current portion $76,842; long-term portion $26,829) and $122,059 (current portion $75,513; long-term portion $46,546), respectively.

8.           Stockholders’ Equity

Common Stock

On January 8, 2014, the Company sold 350,000 shares of its common stock to an individual investor for an aggregate purchase price of $25,200, or $0.072 per share.

On February 25, 2014, the Company issued an aggregate of 206,250 shares of its common stock, at a per share price of $0.08, as settlement of $16,500 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing September 1, 2013 through December 31, 2013.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company’s board of directors was $0.08 per share.

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

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010.  The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan.  As of March 31, 2014, stock options to purchase 4,980,254 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan.  As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012.  The Company has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan.  The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire, or increase their holdings of, common stock and other proprietary interests in the Company.  It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.  As of March 31, 2014, no grants or awards had been made under the 2012 Equity Incentive Plan.

Common stock grants and stock option awards under the Equity Incentive Plans were granted or issued at prices as determined by the Company’s compensation committee; provided, however, that such prices were not less than the fair market value of the Company's common stock on the date of grant or issuance.  Stock options granted and outstanding to date consist of both incentive stock options and non-qualified stock options.

A summary of stock option transactions under the Equity Incentive Plans during the three months ended March 31, 2014 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,980,254	$0.18	$--
Granted during the period	--	--	--
Exercised during the period	--	--	--
Terminated during the period	--	--	--
Outstanding at March 31, 2014	4,980,254	$0.18	$--
Available for purchase at March 31, 2014	3,313,586	$0.12	$--
Available for purchase at December 31, 2013	3,313,586	$0.12	$--

Information with respect to stock options outstanding and stock options exercisable as of March 31, 2014 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	300,000	$0.08	0.1	300,000	$0.08	0.0
$0.10	2,180,253	$0.10	4.9	2,180,253	$0.10	4.9
$0.20	833,333	$0.20	8.0	833,333	$0.20	8.0
$0.30	1,666,668	$0.30	8.0	--	--	--
	4,980,254	$0.18	6.2	3,313,586	$0.12	5.2

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of March 31, 2014 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2013	1,666,668	$0.05
Granted during the period	--	--
Vested during the period	--	--
Terminated during the period	--	--
Non-vested at March 31, 2014	1,666,668	$0.05

As of March 31, 2014, there was $22,014 of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of nine months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the three months ended March 31, 2014 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	36,844,565	$0.12	$--
Issued during the period	--	--	--
Exercised during the period	--	--	--
Terminated during the period	--	--	--
Outstanding at March 31, 2014	36,844,565	$0.12	$--
Available for purchase at March 31, 2014	36,844,565	$0.12	$--
Available for purchase at December 31, 2013	36,844,565	$0.12	$--

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors.  Such exercise prices are generally not less than the quoted market price of the Company's common stock on the date of issuance.  Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to warrants outstanding and warrants exercisable at March 31, 2014 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.03 - 0.04	1,151,567	2.8	$0.04	1,151,567	2.8	$0.04
$0.07 - 0.10	23,056,061	3.7	$0.09	23,056,061	3.7	$0.09
$0.20	12,636,937	1.0	$0.20	12,636,937	1.0	$0.20
	36,844,565	2.7	$0.13	36,844,565	2.7	$0.13

As of March 31, 2014, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

9.           Stock-Based Compensation

During the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2014	2013
General and administrative	$26,837	$36,276
Sales and marketing	2,520	2,520
Research and development	1,080	1,080
Total	$30,437	$39,876

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense related to stock options granted to employees and directors of $10,437 and $11,985, respectively.  For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense related to common stock and warrants granted to non-employees of $20,000 and $27,891, respectively.

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

For the three months ended March 31, 2014, diluted net loss per share did not include the effect of 4,980,254 shares of common stock issuable upon the exercise of outstanding stock options, 36,844,565 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

IET was originally incorporated in Delaware on February 2, 1999 and is now a Nevada corporation.  IET is headquartered in Little River, South Carolina and operates through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

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

Products

IET produces Anolyte that is effective as a disinfectant, can be used safely anywhere there is a need to control bacteria, viruses, and germs and leaves no harmful residue.  The non-toxic and less-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers.  Our Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite.  Our Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella enterica, Pseudomonas aeruginosa, Staphylococcus aureus, methicillin-resistant Staphylococcus aureus (MRSA), H1NI influenza virus (swine flu) and B. anthracis spores (anthrax).  Our Anolyte also kills hospital-acquired pathogens such as Clostridium difficile spores (C. diff) and vancomycin-resistant enterococci (VRE) as well as two carbapenem-resistant enterobacteriaceae (CRE) known as Klebsiella pneumoniae carbapenemase (KPC) and New Delhi Metallo-beta-lactamase (NDM).  Further, the high-risk blood-borne pathogen human immunodeficiency virus (HIV) and the food-borne pathogens Listeria monocytogenes and Escherichia coli (E. coli) are killed by our Anolyte.  We also produce Catholyte, an anti-oxidizing and mild alkaline solution that is effective as a degreaser and cleaner.

Our Anolyte is registered with the EPA as a tuberculocidal hospital-level surface disinfectant and as a biocide for use in oil and gas drilling (EPA Registration No. 82341-1).  In addition, our Anolyte is registered with the EPA (EPA Registration No. 82341-4) as a disinfectant to prevent Canine distemper virus, Canine parvovirus and Bordetella bronchiseptica.  We intend to market the canine product, in conjunction with a third-party partner, as Excelyte™ VET.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the consolidated financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to the critical accounting policies.

Results of Operations

Revenue.  Total revenue for the three months ended March 31, 2014 was $18,061, as compared to $38,830 for the three months ended March 31, 2013.  The $20,769, or 53%, decrease in revenue for the three months ended March 31, 2014 was primarily due to a $13,500 decrease in EcaFlo™ equipment leasing revenue and a $6,713 decrease in sales of EcaFlo™ equipment parts.

Cost of Sales.  Cost of sales for the three months ended March 31, 2014 was $4,245, as compared to $5,375 for the three months ended March 31, 2013.  The $1,130, or 21%, decrease in cost of sales for the three months ended March 31, 2014 was primarily attributable to the decrease in sales of EcaFlo™ equipment parts.

Gross Profit.  For the three months ended March 31, 2014 and 2013, gross profit margins were 76% and 86%, respectively.

General and Administrative Expenses.  For the three months ended March 31, 2014, general and administrative expenses were $297,477, as compared to $278,354 for the three months ended March 31, 2013.  The $19,123, or 7%, increase in general and administrative expenses for the three months ended March 31, 2014 was primarily the result of a $23,711 increase in consulting fees related to investor and public relations and a $4,165 increase in investor conference and tradeshow fees, offset by a $7,891 decrease in stock-based compensation expense for consultants.

Sales and Marketing Expenses.  For the three months ended March 31, 2014, sales and marketing expenses were $160,367, as compared to $105,107 for the three months ended March 31, 2013.  The $55,260, or 53%, increase in sales and marketing expenses for the three months ended March 31, 2014 was primarily the result of a $52,318 increase in marketing expenses related to the re-design of the Company’s web-site and new product branding initiatives.

Research and Development Expenses.  For the three months ended March 31, 2014, research and development expenses were $60,890, as compared to $48,043 for the three months ended March 31, 2013.  The $12,847, or 27%, increase in research and development expenses for the three months ended March 31, 2014 was primarily the result of a $8,748 increase in laboratory testing fees and a $2,836 increase in consulting fees primarily related to regulatory and patent consultants.

Loss from Operations. For the three months ended March 31, 2014, the loss from operations was $504,918, as compared to $398,049 for the three months ended March 31, 2013.   The $106,869, or 27%, increase in the loss from operations for the three months ended March 31, 2014 was attributable to a $19,123 increase in general and administrative expenses, a $55,260 increase in sales and marketing expenses and a $12,847 increase in research and development expenses.

Interest Expense. For the three months ended March 31, 2014, interest expense was $12,281, as compared to $10,601 for the three months ended March 31, 2013.  The $1,680, or 16%, increase in interest expense for the three months ended March 31, 2014 was primarily attributable to a increase in interest expense on notes payable related to the Benchmark Note.

Net Loss.  For the three months ended March 31, 2014, the Company’s net loss was $517,199, as compared to $408,613 for the three months ended March 31, 2013.  The $108,586, or 27%, increase in the net loss for the three months ended March 31, 2014 was primarily attributable to a $19,123 increase in general and administrative expenses, a $55,260 increase in sales and marketing expenses and a $12,847 increase in research and development expenses.

Liquidity and Capital Resources

As of March 31, 2014, IET had working capital of $559,446 and cash on hand of $673,139.  The $376,260 decrease in cash on hand from December 31, 2013 was primarily due to $18,388 of payments on the Benchmark Note and our continuing operating expenses, offset by the receipt of $25,200 of net proceeds from the sale of our common stock.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock.

On January 8, 2014, we received $25,200 of net proceeds related to the sale of our common stock.

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

As of May 9, 2014, our cash position was approximately $446,000.  If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately four months from the filing date of this quarterly report on Form 10-Q.  The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations.  While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts.  From time to time, we engage placement agents to assist us in our financing initiatives.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.  If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.   Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2013, which expressed substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2014, the Company sold 350,000 shares of its common stock to an individual investor for an aggregate purchase price of $25,200, or $0.072 per share.  The Company will use the net proceeds for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy.

On February 25, 2014, the Company issued an aggregate of 206,250 shares of its common stock, at a per share price of $0.08, as settlement of $16,500 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing September 1, 2013 through December 31, 2013.

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

Item 3.          Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000.  This convertible debenture matured on January 2, 2009 and remains unpaid.  The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock, at the option of the holder, at a conversion price of $0.40 per share.  An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture.  As of March 31, 2014, the accrued and unpaid interest on this convertible debenture was $11,181.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

May 12, 2014	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

May 12, 2014	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
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
101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

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