Form 10-Q
period 2014-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2014-08-08
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 235,914,540 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The consolidated balance sheet as of June 30, 2014 and the related consolidated statements of operations and consolidated statements of cash flows for the three and six months ended June 30, 2014 and 2013 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in this Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results of the entire fiscal year or of any other period.

 Integrated Environmental Technologies, Ltd.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$279,664	$1,049,399
Accounts receivable	22,772	28,250
Prepaid expenses	10,918	26,166
Inventory	127,816	126,952
Total current assets	441,170	1,230,767

Property and equipment, net	302,176	344,884
Total assets	$743,346	$1,575,651

Liabilities and Stockholders’ (Deficiency) Equity
Current liabilities:
Accounts payable	$108,769	$41,320
Accrued expenses	49,612	47,954
Customer deposits	38,109	38,109
Convertible debentures	25,000	25,000
Note payable	84,469	75,513
Total current liabilities	305,959	227,896

Convertible debentures	476,125	476,125
Note payable	6,766	46,546
Total liabilities	788,850	750,567

Commitments and contingencies
Stockholders’ (deficiency) equity:
Common stock, $.001 par value; 400,000,000 shares authorized; 230,778,176 and 229,971,926 shares issued and outstanding, respectively	230,778	229,972
Additional paid-in capital	20,165,846	20,075,764
Accumulated deficit	(20,442,128)	(19,480,652)
Total stockholders' (deficiency) equity	(45,504)	825,084
Total liabilities and stockholders' (deficiency) equity	$743,346	$1,575,651

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Sales	$42,382	$22,376	$54,444	$44,706
Leasing and licensing fees	6,000	19,500	12,000	36,000
	48,382	41,876	66,444	80,706
Cost of sales	27,486	9,274	31,731	14,648

Gross profit	20,896	32,602	34,713	66,058

Operating expenses:
General and administrative	279,582	373,450	577,059	651,805
Sales and marketing	121,855	110,216	282,222	215,323
Research and development	51,001	51,349	111,891	99,391
	452,438	535,015	971,172	966,519

Loss from operations	(431,542)	(502,413)	(936,459)	(900,461)

Other income (expense):
Interest income	-	16	-	53
Interest expense	(12,735)	(10,456)	(25,017)	(21,058)
Total other income (expense)	(12,735)	(10,440)	(25,017)	(21,005)

Net loss	$(444,277)	$(512,853)	$(961,476)	$(921,466)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	230,778,176	171,255,129	230,602,520	163,836,087

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(961,476)	$(921,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,708	77,163
Stock-based compensation expense	49,188	81,065
Stock issued as settlement of litigation	-	26,550
Changes in operating assets and liabilities:
Accounts receivable	478	(4,046)
Inventory	(864)	1,529
Prepaid expenses	15,248	6,249
Accounts payable	88,949	17,677
Accrued expenses	1,659	1,438
Customer deposits	-	2,000
Net cash used in operating activities	(764,110)	(711,841)
Cash flows used in investing activity:
Purchase of equipment	-	(56,887)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	25,200	756,250
Repayment of note payable	(30,825)	-
Net cash (used in) provided by financing activities	(5,625)	756,250
Decrease in cash	(769,735)	(12,478)
Cash - beginning of period	1,049,399	180,489
Cash - end of period	$279,664	$168,011
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,119	$624
Cash paid for income taxes	$700	$-
Non-cash operating activity:
Issuance of 206,250 and 1,485,714 shares of common stock, respectively, as payment of director fees	$16,500	$52,000
Non-cash investing activity
Issuance of note payable as payment of equipment	$-	$152,000

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had working capital of $135,211 and an accumulated deficit of $20,442,128 as of June 30, 2014. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.  Inventory

As of June 30, 2014 and December 31, 2013, inventory consisted of parts and materials totaling $127,816 and $126,952, respectively.

3.  Property and Equipment

As of June 30, 2014 and December 31, 2013, property and equipment, on a net basis, consisted of the following (see note 7):

	June 30, 2014	December 31, 2013
Leasehold improvements	$328,977	$328,977
Equipment	437,504	437,504
	766,481	766,481
Less: Accumulated depreciation	(464,305)	(421,597)
	$302,176	$344,884

4.  Accrued Expenses

As of June 30, 2014 and December 31, 2013, accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
Accrued interest	$45,230	$24,321
Accrued auditing fees	2,750	22,000
Accrued other expenses	1,632	1,633
	$49,612	$47,954

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

During each of the three and six months ended June 30, 2014 and 2013, the Company recorded $748 and $1,488, respectively, of interest expense related to this convertible debenture. As of June 30, 2014 and December 31, 2013, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $11,929 and $10,441, respectively. The accrued and unpaid interest is included as a component of accrued expenses.

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

During the three and six months ended June 30, 2014, the Company recorded $9,496 and $18,888, respectively, of interest expense related to the Zanett August 2012 Debenture. During the three and six months ended June 30, 2013, the Company recorded $9,628 and $19,151, respectively, of interest expense related to the Zanett August 2012 Debenture. As of June 30, 2014 and December 31, 2013, the outstanding principal on the Zanett August 2012 Debenture was $476,125 and the accrued and unpaid interest was $32,768 and $13,880, respectively. The accrued and unpaid interest is included as a component of accrued expenses.

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

For the three and six months ended June 30, 2014, the Company recorded $1,706 and $3,735, respectively, of interest expense related to the Benchmark Note. As of June 30, 2014 and December 31, 2013, the outstanding principal on the Benchmark Note was $91,235 (current portion $84,469; long-term portion $6,766) and $122,059 (current portion $75,513; long-term portion $46,546), respectively.

8.  Stockholders’ Equity

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of June 30, 2014, stock options to purchase 4,680,254 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012. The Company has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan. The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire, or increase their holdings of, common stock and other proprietary interests in the Company. It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company. The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards. As of June 30, 2014, no grants or awards had been made under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the six months ended June 30, 2014 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,980,254	$0.18	$-
Granted during the period	-	-	-
Exercised during the period	-	-	-
Terminated during the period	300,000	$0.08	-
Outstanding at June 30, 2014	4,680,254	$0.19	$-
Available for purchase at June 30, 2014	3,013,586	$0.13	$-
Available for purchase at December 31, 2013	3,313,586	$0.12	$-

Information with respect to stock options outstanding and stock options exercisable as of June 30, 2014 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.10	2,180,253	$0.10	4.7	2,180,253	$0.10	4.7
$0.20	833,333	$0.20	7.8	833,333	$0.20	7.8
$0.30	1,666,668	$0.30	7.8	-	-	-
	4,680,254	$0.19	6.3	3,013,586	$0.13	5.5

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of June 30, 2014 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2013	1,666,668	$0.05
Granted during the period	-	-
Vested during the period	-	-
Terminated during the period	-	-
Non-vested at June 30, 2014	1,666,668	$0.05

As of June 30, 2014, there was $14,734 of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of six months.

Warrants to Purchase Common Stock

On June 30, 2014, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to an unaffiliated third party as payment of consulting services. The warrant is exercisable at $0.06 per share and has a term of two years. The warrant vested upon issuance. The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $11,471, using the following weighted average assumptions: exercise price of $0.06 per share; common stock price of $0.055 per share; volatility of 134%; term of two years; dividend yield of 0%; interest rate of 0.47%; and risk of forfeiture of 35%.

A summary of warrant transactions during the six months ended June 30, 2014 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	36,844,565	$0.12	$-
Issued during the period	500,000	$0.06	-
Exercised during the period	-	-	-
Terminated during the period	-	-	-
Outstanding at June 30, 2014	37,344,565	$0.12	$-
Available for purchase at June 30, 2014	37,344,565	$0.12	$-
Available for purchase at December 31, 2013	36,844,565	$0.12	$-

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors. Such exercise prices are generally not less than the quoted market price of the Company's common stock on the date of issuance. Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to warrants outstanding and warrants exercisable at June 30, 2014 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.03 - 0.04	1,151,567	2.5	$0.04	1,151,567	2.5	$0.04
$0.06 - 0.10	23,556,061	3.4	$0.09	23,556,061	3.4	$0.09
$0.20	12,636,937	0.7	$0.20	12,636,937	0.7	$0.20
	37,344,565	2.5	$0.13	37,344,565	2.5	$0.13

As of June 30, 2014, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

9.  Stock-Based Compensation

During the three and six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative	$15,111	$37,549	$41,948	$73,825
Sales and marketing	2,548	2,548	5,068	5,068
Research and development	1,092	1,092	2,172	2,172
	$18,751	$41,189	$49,188	$81,065

For the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense related to stock options granted to employees and directors of $7,280 and $17,717, respectively. For the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense related to common stock and warrants granted to non-employees of $11,471 and $31,471, respectively.

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

For the three and six months ended June 30, 2014, diluted net loss per share did not include the effect of 4,680,254 shares of common stock issuable upon the exercise of outstanding stock options, 37,344,565 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

11.  Commitments and Contingencies

Litigation with Former Executive Vice President - Operations

On June 17, 2014, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina, by Marion Sofield, the Company’s former Executive Vice President - Operations. In her complaint, Ms. Sofield alleges breach of contract and fraudulent inducement by the Company against her with regard to her employment agreement and the termination of her employment. Ms. Sofield also alleges civil conspiracy, tortious interference and unfair trade practices. Ms. Sofield claims that she is owed additional compensation under her terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On July 18, 2014, the Company filed a motion to dismiss this state court action due to the binding arbitration clause contained in Ms. Sofield’s employment agreement.

The Company does not believe there is any merit to Ms. Sofield’s allegations and will vigorously defend this action.

12.  Subsequent Events

From July 22, 2014 through July 31, 2014, the Company sold an aggregate of 4,850,000 shares of its common stock to five individual investors for an aggregate purchase price of $198,400. The Company incurred offering costs of $13,432 in connection with these transactions.

On July 31, 2014, the Company issued an aggregate of 286,364 shares of its common stock, at a per share price of $0.055, as settlement of $15,750 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing January 1, 2014 through June 30, 2014. The quoted market price of the Company’s common stock on July 1, 2014, the date the issuance was approved by the Company’s board of directors, was $0.051 per share.

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

Results of Operations

Revenue. For the three months ended June 30, 2014, revenue was $48,382, as compared to $41,876 for the three months ended June 30, 2013. The $6,506, or 16%, increase in revenue for the three months ended June 30, 2014 was primarily due to a $23,975 increase in sales of EcaFlo™ equipment parts, offset by a $13,500 decrease in EcaFlo™ equipment leasing revenue.

For the six months ended June 30, 2014, revenue was $66,444, as compared to $80,706 for the six months ended June 30, 2013. The $14,262, or 18%, decrease in revenue for the six months ended June 30, 2014 was primarily due to a $24,000 decrease in EcaFlo™ equipment leasing revenue, offset by an $11,549 increase in sales of EcaFlo™ equipment parts and related supplies.

Cost of Sales. For the three months ended June 30, 2014, cost of sales was $27,486, as compared to $9,274 for the three months ended June 30, 2013. The $18,212, or 196%, increase in cost of sales for the three months ended June 30, 2014 was primarily attributable to the increase in sales of EcaFlo™ equipment parts with higher cost of sales.

For the six months ended June 30, 2014, cost of sales was $31,731, as compared to $14,648 for the six months ended June 30, 2013. The $17,083, or 117%, increase in cost of sales for the six months ended June 30, 2014 was primarily attributable to the increase in sales of EcaFlo™ equipment parts with higher cost of sales.

Gross Profit. For the three months ended June 30, 2014 and 2013, gross profit margins were 43% and 78%, respectively. For the six months ended June 30, 2014 and 2013, gross profit margins were 52% and 82%, respectively.

General and Administrative Expenses. For the three months ended June 30, 2014, general and administrative expenses were $279,582, as compared to $373,450 for the three months ended June 30, 2013. The $93,868, or 25%, decrease in general and administrative expenses for the three months ended June 30, 2014 was primarily the result of a $45,349 decrease in legal fees primarily related to litigation, a $26,550 decrease in litigation settlement expense, a $17,600 decrease in stock-based compensation expense for consultants and a $17,972 decrease in depreciation expense, offset by a $15,000 increase in consulting fees related to investor and public relations and a $12,605 increase in travel expense related to business development activities.

For the six months ended June 30, 2014, general and administrative expenses were $577,059, as compared to $651,805 for the six months ended June 30, 2013. The $74,746, or 11%, decrease in general and administrative expenses for the six months ended June 30, 2014 was primarily the result of a $47,321 decrease in legal fees primarily related to litigation, a $34,454 decrease in depreciation expense, a $26,550 decrease in litigation settlement expense and a $25,491 decrease in stock-based compensation expense for consultants, offset by a $40,000 increase in consulting fees related to investor and public relations and a $15,114 increase in travel expense related to business development activities.

Sales and Marketing Expenses. For the three months ended June 30, 2014, sales and marketing expenses were $121,855, as compared to $110,216 for the three months ended June 30, 2013. The $11,639, or 11%, increase in sales and marketing expenses for the three months ended June 30, 2014 was primarily the result of a $12,605 increase in travel expenses related to sales activities.

For the six months ended June 30, 2014, sales and marketing expenses were $282,222, as compared to $215,323 for the six months ended June 30, 2013. The $66,899, or 31%, increase in sales and marketing expenses for the six months ended June 30, 2014 was primarily the result of a $52,218 increase in marketing expenses related to the re-design of the Company’s web-site and new product branding initiatives and a $15,114 increase in travel expenses related to sales activities.

Research and Development Expenses. For the three months ended June 30, 2014, research and development expenses were $51,001, as compared to $51,349 for the three months ended June 30, 2013. The $348, or 1%, decrease in research and development expenses for the three months ended June 30, 2014 was primarily the result of a $2,198 decrease in consulting fees primarily related to regulatory and patent consultants, offset by a $1,173 increase in office and research supplies.

For the six months ended June 30, 2014, research and development expenses were $111,891, as compared to $99,391 for the six months ended June 30, 2013. The $12,500, or 13%, increase in research and development expenses for the six months ended June 30, 2014 was primarily the result of a $9,008 increase in laboratory testing fees and a $2,593 increase in office and research supplies.

Loss from Operations. For the three months ended June 30, 2014, the loss from operations was $431,542, as compared to $502,413 for the three months ended June 30, 2013. The $70,871, or 14%, decrease in the loss from operations for the three months ended June 30, 2014 was primarily attributable to a $93,868 decrease in general and administrative expenses and a $6,506 increase in revenue, offset by an $18,212 increase in cost of sales and an $11,639 increase in sales and marketing expenses.

For the six months ended June 30, 2014, the loss from operations was $936,459, as compared to $900,461 for the six months ended June 30, 2013. The $35,998, or 4%, increase in the loss from operations for the six months ended June 30, 2014 was attributable to a $66,899 increase in sales and marketing expenses, a $17,083 increase in cost of sales, a $12,500 increase in research and development expenses and a $14,262 decrease in revenue, offset by a $74,746 decrease in general and administrative expenses.

Interest Expense. For the three months ended June 30, 2014, interest expense was $12,735, as compared to $10,456 for the three months ended June 30, 2013. The $2,278, or 22%, increase in interest expense for the three months ended June 30, 2014 was primarily attributable to an increase in interest expense on notes payable related to the Benchmark Note.

For the six months ended June 30, 2014, interest expense was $25,017, as compared to $21,058 for the three months ended June 30, 2013. The $3,959, or 19%, increase in interest expense for the three months ended June 30, 2014 was primarily attributable to an increase in interest expense on notes payable related to the Benchmark Note.

Net Loss. For the three months ended June 30, 2014, the Company’s net loss was $444,277, as compared to $512,853 for the three months ended June 30, 2013. The $68,576, or 13%, decrease in the net loss for the three months ended June 30, 2014 was primarily attributable to a $93,868 decrease in general and administrative expenses and a $6,506 increase in revenue, offset by an $18,212 increase in cost of sales and an $11,639 increase in sales and marketing expenses.

For the six months ended June 30, 2014, the Company’s net loss was $961,476, as compared to $921,466 for the six months ended June 30, 2013. The $40,010, or 4%, increase in the net loss for the six months ended June 30, 2014 was primarily attributable to a $66,899 increase in sales and marketing expenses, a $17,083 increase in cost of sales, a $12,500 increase in research and development expenses and a $14,262 decrease in revenue, offset by a $74,746 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2014, IET had working capital of $135,211 and cash on hand of $279,664. The $769,735 decrease in cash on hand from December 31, 2013 was primarily due to $34,027 of principal and interest payments on the Benchmark Note and our continuing operating expenses, offset by the receipt of $25,200 of net proceeds from the sale of our common stock.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock.

On January 8, 2014, we received $25,200 of net proceeds related to the sale of our common stock. Subsequent to June 30, 2014, we received $184,968 of net proceeds related to the sale of our common stock.

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

As of August 4, 2014, our cash position was approximately $350,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately four months from the filing date of this quarterly report on Form 10-Q. The Company has no lending relationships with commercial banks and is dependent on its ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations. While we are working toward attaining profitability for our continuing operations and aggressively pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts. From time to time, we engage placement agents to assist us in our financing initiatives. Any additional equity financing may result in substantial dilution to the Company’s stockholders. If the Company is unable to attain profitable operations or secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2013, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 17, 2014, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina, by Marion Sofield, the Company’s former Executive Vice President - Operations. In her complaint, Ms. Sofield alleges breach of contract and fraudulent inducement by the Company against her with regard to her employment agreement and the termination of her employment. Ms. Sofield also alleges civil conspiracy, tortious interference and unfair trade practices. Ms. Sofield claims that she is owed additional compensation under her terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On July 18, 2014, the Company filed a motion to dismiss this state action due to the binding arbitration clause contained in Ms. Sofield’s employment agreement.

The Company does not believe there is any merit to Ms. Sofield’s allegations and will vigorously defend this action.

Item 1A.  Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000. This convertible debenture matured on January 2, 2009 and remains unpaid. The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock, at the option of the holder, at a conversion price of $0.40 per share. An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture. As of June 30, 2014, the accrued and unpaid interest on this convertible debenture was $11,929.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

From July 22, 2014 through July 31, 2014, the Company sold an aggregate of 4,850,000 shares of its common stock to five individual investors for an aggregate purchase price of $198,400. The Company incurred offering costs of $13,432 in connection with these transactions.

On July 31, 2014, the Company issued an aggregate of 286,364 shares of its common stock, at a per share price of $0.055, as settlement of $15,750 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing January 1, 2014 through June 30, 2014. The quoted market price of the Company’s common stock on July 1, 2014, the date the issuance was approved by the Company’s board of directors, was $0.051 per share.

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

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

August 8, 2014	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

August 8, 2014	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).
4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).
4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).
4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).
4.4	7% Secured Promissory Note in the principal amount of $152,000 issued by I.E.T., Inc. to Benchmark Performance Group, Inc. dated June 17, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).
10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).
10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).
10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).
10.4	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

E-1

Exhibit No.	Description
10.5	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).
10.6	Sales Management Services Agreement, dated as of December 6, 2011, by and between I.E.T., Inc. and TrueLogix, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on December 6, 2011).
10.6.1	Mutual Termination of Sales Management Services Agreement, dated as of August 31, 2012, among I.E.T., Inc., TrueLogix, LLC, Colby J. Sanders, Patrick T. Lewis and Howard B. Gee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on September 25, 2012).
10.7	Warrant, dated October 27, 2011, issued by the Company to Raymond C. Kubacki for the purchase of 468,750 shares of the Company’s common stock (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).
10.8	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).
10.9	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).
10.10	Asset Purchase Agreement, dated as of June 17, 2013, by and between I.E.T., Inc. and Benchmark Performance Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-2

Exhibit No.	Description
101*	The following materials from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

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

E-3