Form 10-Q
period 2014-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2014-11-07
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, there were 252,765,411 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated balance sheet as of September 30, 2014 and the related consolidated statements of operations and consolidated statements of cash flows for the three and nine months ended September 30, 2014 and 2013 for Integrated Environmental Technologies, Ltd., and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”), included in this Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results of the entire fiscal year or of any other period.

Integrated Environmental Technologies, Ltd.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets

Current assets:
Cash	$533,568	$1,049,399
Accounts receivable	38,848	28,250
Prepaid expenses	12,789	26,166
Inventory	123,647	126,952
Total current assets	708,852	1,230,767

Property and equipment, net	280,822	344,884
Total assets	$989,674	$1,575,651

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$129,208	$41,320
Accrued expenses	74,119	47,954
Customer deposits	38,109	38,109
Convertible debentures	501,125	25,000
Note payable	65,920	75,513
Total current liabilities	808,481	227,896

Convertible debentures	--	476,125
Note payable	--	46,546
Total liabilities	808,481	750,567

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 400,000,000 shares authorized; 246,376,594 and 229,971,926 shares issued and outstanding, respectively	246,377	229,972
Additional paid-in capital	20,873,462	20,075,764
Accumulated deficit	(20,938,646)	(19,480,652)
Total stockholders' (deficiency) equity	181,193	825,084
Total liabilities and stockholders' (deficiency) equity	$989,674	$1,575,651

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Sales	$39,545	$31,942	$93,988	$76,648
Leasing and licensing fees	11,000	10,500	23,000	46,500
	50,545	42,442	116,988	123,148
Cost of sales	10,424	9,462	42,155	24,110

Gross profit	40,121	32,980	74,833	99,038

Operating expenses:
General and administrative	310,590	307,413	887,649	959,217
Sales and marketing	162,018	119,669	444,240	334,992
Research and development	52,187	55,450	164,078	154,841
	524,795	482,532	1,495,967	1,449,050

Loss from operations	(484,674)	(449,552)	(1,421,134)	(1,350,012)

Other income (expense):
Interest income	--	3	--	55
Interest expense	(11,844)	(12,014)	(36,860)	(33,072)
Total other income (expense)	(11,844)	(12,011)	(36,860)	(33,017)

Net loss	$(496,518)	$(461,563)	$(1,457,994)	$(1,383,029)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	239,470,030	198,329,568	233,590,838	175,460,264

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,457,994)	$(1,383,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,062	126,549
Stock-based compensation expense	66,778	116,505
Stock issued as settlement of litigation	--	26,550
Changes in operating assets and liabilities:
Accounts receivable	(18,098)	(12,624)
Inventory	3,305	(2,510)
Prepaid expenses	13,377	(20,424)
Note receivable	--	1,109
Accounts payable	127,638	(35,083)
Accrued expenses	17,615	(45,976)
Customer deposits	--	2,000
Net cash used in operating activities	(1,183,317)	(1,226,933)

Cash flows used in investing activity:
Purchase of equipment	--	(66,507)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	723,625	1,672,605
Repayment of note payable	(56,139)	(11,872)
Net cash provided by financing activities	667,486	1,660,733

(Decrease) increase in cash	(515,831)	367,293
Cash - beginning of period	1,049,399	180,489
Cash - end of period	$533,568	$547,782

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,117	$803
Cash paid for income taxes	$700	$106
Non-cash operating activity:
Issuance of 492,614 and 1,485,714 shares of common stock, respectively, as payment of director fees	$32,250	$70,250
Issuance of 400,947 shares of common stock as payment of interest on convertible debenture	$--	$38,090
Non-cash investing activity
Issuance of note payable as payment of equipment	$--	$152,000

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

1.     Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had working capital deficiency of $99,629 and an accumulated deficit of $20,938,646 as of September 30, 2014. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.     Inventory

As of September 30, 2014 and December 31, 2013, inventory consisted of parts and materials totaling $123,647 and $126,952, respectively.

3.     Property and Equipment

As of September 30, 2014 and December 31, 2013, property and equipment, on a net basis, consisted of the following (see note 7):

	September 30, 2014	December 31, 2013
Leasehold improvements	$328,977	$328,977
Equipment	437,504	437,504
	766,481	766,481
Less: Accumulated depreciation	(485,659)	(421,597)
	$280,822	$344,884

4.     Accrued Expenses

As of September 30, 2014 and December 31, 2013, accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
Accrued interest	$55,054	$24,321
Accrued consulting fees	13,550	--
Accrued auditing fees	2,750	22,000
Accrued other expenses	2,765	1,633
	$74,119	$47,954

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

During the three and nine months ended September 30, 2014, the Company recorded $756 and $2,244, respectively, of interest expense related to this convertible debenture. During the three and nine months ended September 30, 2013, the Company recorded $748 and $2,236, respectively, of interest expense related to this convertible debenture. As of September 30, 2014 and December 31, 2013, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $12,685 and $10,441, respectively. The accrued and unpaid interest is included as a component of accrued expenses.

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

During the three and nine months ended September 30, 2014, the Company recorded $9,601 and $28,489, respectively, of interest expense related to the Zanett August 2012 Debenture. During the three and nine months ended September 30, 2013, the Company recorded $9,338 and $28,489, respectively, of interest expense related to the Zanett August 2012 Debenture. As of September 30, 2014 and December 31, 2013, the outstanding principal on the Zanett August 2012 Debenture was $476,125 and the accrued and unpaid interest was $42,369 and $13,880, respectively. The accrued and unpaid interest is included as a component of accrued expenses.

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

For the three and nine months ended September 30, 2014, the Company recorded $1,376 and $5,111, respectively, of interest expense related to the Benchmark Note. As of September 30, 2014 and December 31, 2013, the outstanding principal on the Benchmark Note was $65,920 and $122,059 (current portion $75,513; long-term portion $46,546), respectively.

8.     Stockholders’ Equity

Common Stock

From July 22, 2014 through July 31, 2014, the Company sold an aggregate of 4,850,000 shares of its common stock to five individual investors for an aggregate purchase price of $198,400. The Company incurred offering costs of $8,256 in connection with these transactions.

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

From August 6, 2014 through August 18, 2014, the Company sold an aggregate of 8,122,287 shares of its common stock to five individual investors for an aggregate purchase price of $403,080. The Company incurred offering costs of $24,440 in connection with these transactions.

On September 3, 2014 and September 15, 2014, the Company sold an aggregate of 2,241,406 shares of its common stock to two individual investors for an aggregate purchase price of $137,000. The Company incurred offering costs of $7,360 payable in cash and issued 98,361 shares of its common stock to an unaffiliated third party as payment of $6,000 of offering costs in connection with these transactions.

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of September 30, 2014, stock options to purchase 4,680,254 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012. The Company has reserved for issuance an aggregate of 14,000,000 shares of common stock under the 2012 Stock Incentive Plan. The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire, or increase their holdings of, common stock and other proprietary interests in the Company. It is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company. The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards. As of September 30, 2014, stock options to purchase 1,000,000 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 13,000,000 shares of the Company’s common stock remain available for awards under the 2012 Equity Incentive Plan.

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

On August 18, 2014, the Company granted an incentive stock option to purchase an aggregate of 1,000,000 shares of the Company’s common stock under the 2012 Equity Incentive Plan to Bradley W. Rockman, the President and General Manager of the Company’s Oil and Gas division. The shares of common stock underlying the incentive stock option vest as follows: 250,000 shares vest on August 18, 2015; 250,000 shares vest on August 18, 2016; 250,000 shares vest on August 18, 2017; and 250,000 shares vest on August 18, 2018. The incentive stock option has a ten-year term, and in the event of a change in control of the Company, as defined in the 2012 Stock Incentive Plan, the incentive stock option becomes fully vested. The aggregate fair value of the incentive stock option on the date of grant, as calculated using the Black-Scholes model, was $57,035, using the following weighted average assumptions: exercise price of $0.09 per share; common stock price of $0.09 per share; volatility of 139%; term of ten years; dividend yield of 0%; interest rate of 2.39%; and risk of forfeiture of 35%. This amount is being expensed on a pro-rata basis over the requisite service period.

A summary of stock option transactions under the Equity Incentive Plans during the nine months ended September 30, 2014 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,980,254	$0.18	$--
Granted during the period	1,000,000	$0.09	--
Exercised during the period	--	--	--
Terminated during the period	300,000	$0.08	--
Outstanding at September 30, 2014	5,680,254	$0.17	$--
Available for purchase at September 30, 2014	3,013,586	$0.13	$--
Available for purchase at December 31, 2013	3,313,586	$0.12	$--

Information with respect to stock options outstanding and stock options exercisable as of September 30, 2014 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.09	1,000,000	$0.09	9.9	--	--	--
$0.10	2,180,253	$0.10	4.4	2,180,253	$0.10	4.4
$0.20	833,333	$0.20	7.5	833,333	$0.20	7.5
$0.30	1,666,668	$0.30	7.5	--	--	--
	5,680,254	$0.17	5.0	3,013,586	$0.13	5.3

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of September 30, 2014 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2013	1,666,668	$0.05
Granted during the period	1,000,000	$0.09
Vested during the period	--	--
Terminated during the period	--	--
Non-vested at September 30, 2014	2,666,668	$0.07

As of September 30, 2014, there was $62,729 of unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of 3.5 years.

Warrants to Purchase Common Stock

A summary of warrant transactions during the nine months ended September 30, 2014 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	36,844,565	$0.12	$--
Issued during the period	500,000	$0.06	--
Exercised during the period	--	--	--
Terminated during the period	(6,500,000)	$0.15	--
Outstanding at September 30, 2014	30,844,565	$0.12	$--
Available for purchase at September 30, 2014	30,844,565	$0.12	$--
Available for purchase at December 31, 2013	36,844,565	$0.12	$--

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors. Such exercise prices are generally not less than the quoted market price of the Company's common stock on the date of issuance. Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to warrants outstanding and warrants exercisable at September 30, 2014 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.03 - 0.04	1,151,567	2.3	$0.04	1,151,567	2.3	$0.04
$0.06 - 0.10	20,056,061	3.7	$0.09	20,056,061	3.7	$0.09
$0.20	9,636,937	0.6	$0.20	9,636,937	0.6	$0.20
	30,844,565	2.7	$0.12	30,844,565	2.7	$0.12

As of September 30, 2014, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

9.     Stock-Based Compensation

During the three and nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative	$12,230	$31,760	$54,178	$105,585
Sales and marketing	4,256	2,576	9,324	7,644
Research and development	1,104	1,104	3,276	3,276
	$17,590	$35,440	$66,778	$116,505

For the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense related to stock options granted to employees and directors of $9,040 and $26,757, respectively. For the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense related to common stock and warrants granted to non-employees of $8,550 and $40,021, respectively.

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

For the three and nine months ended September 30, 2014, diluted net loss per share did not include the effect of 5,680,254 shares of common stock issuable upon the exercise of outstanding stock options, 30,844,565 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

11.     Commitments and Contingencies

Lease Agreement – South Carolina

On September 15, 2014, the Company entered into a lease agreement for its premises located in Little River, South Carolina. The lease agreement has an initial term of three years and is renewable at the Company’s option for two successive three-year terms. The monthly rental during the initial term of the lease agreement is $4,800. The Company is responsible for utilities but is not responsible for building insurance or property taxes. As of September 30, 2014, the future minimum lease payments due under this lease agreement are as follows: $14,400 for the remainder of 2014, $57,600 in each of fiscal 2015 and fiscal 2016, and $43,200 in fiscal 2017.

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

On July 18, 2014, the Company filed a motion to dismiss this state court action due to the binding arbitration clause contained in Ms. Sofield’s employment agreement. This motion is currently pending.

The Company does not believe there is any merit to Ms. Sofield’s allegations and will vigorously defend this action.

12.     Subsequent Events

On October 10, 2014, the Company sold an aggregate of 5,410,000 shares of its common stock to two individual investors for an aggregate purchase price of $330,010. The Company issued an aggregate of 541,000 shares of its common stock to three unaffiliated third parties as payment of $33,000 of offering costs related to this transaction.

On October 10, 2014, the Company issued 437,816 shares of the Company’s common stock to Zanett as payment of $38,090 of accrued interest due on the Zanett August 2012 Debenture for the period commencing August 21, 2013 through August 20, 2014. The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.087 per share) as defined in the Zanett August 2012 Debenture.

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

Products

IET produces Anolyte that is effective as a disinfectant, can be used safely anywhere there is a need to control bacteria, viruses, and germs and leaves no harmful residue. The naturally occurring properties and less-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers. Our Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite. Our Anolyte is used in the oil and gas market as a hydrogen sulfide scavenger and biocide. Our Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella enterica, Pseudomonas aeruginosa, Staphylococcus aureus, methicillin-resistant Staphylococcus aureus (MRSA) and H1NI influenza virus (swine flu). Our Anolyte also kills hospital-acquired pathogens such as Clostridium difficile spores (C. diff) and vancomycin-resistant enterococci (VRE) as well as two carbapenem-resistant enterobacteriaceae (CRE) known as Klebsiella pneumoniae carbapenemase (KPC) and New Delhi Metallo-beta-lactamase (NDM). Further, the high-risk blood-borne pathogen human immunodeficiency virus (HIV) and the food-borne pathogens Listeria monocytogenes and Escherichia coli (E. coli) are killed by our Anolyte. We also produce Catholyte, an anti-oxidizing and mild alkaline solution that is effective as a degreaser and cleaner.

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

We seek long-term contracts directly with our targeted customers and through a distributor network. In some circumstances, where the Solutions will be consumed by the customer in its commercial process, we will lease the EcaFlo™ equipment to that customer. We are primarily focused on selling Excelyte™ in the oil and gas production market and have recently established our oil and gas division to focus on such market. We are also interested in the healthcare market and food production market, but our emphasis on oil and gas has required a dedication of a majority of our resources to that market. We have ongoing discussions in each of these markets with potential distribution partners regarding the sale of Excelyte™.

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

Results of Operations

Revenue. For the three months ended September 30, 2014, revenue was $50,545, as compared to $42,442 for the three months ended September 30, 2013. The $8,103, or 19%, increase in revenue for the three months ended September 30, 2014 was mostly due to a $14,969 increase in Excelyte™ sales primarily to oil and gas customers, offset by a $5,127 decrease in sales of EcaFlo™ equipment parts.

For the nine months ended September 30, 2014, revenue was $116,988, as compared to $123,148 for the nine months ended September 30, 2013. The $6,160, or 5%, decrease in revenue for the nine months ended September 30, 2014 was primarily due to a $26,500 decrease in EcaFlo™ equipment leasing revenue, offset by a $13,350 increase in Excelyte™ sales primarily to oil and gas customers and a $6,422 increase in sales of EcaFlo™ equipment parts and related supplies.

Cost of Sales. For the three months ended September 30, 2014, cost of sales was $10,424, as compared to $9,462 for the three months ended September 30, 2013. The $962, or 10%, increase in cost of sales for the three months ended September 30, 2014 was primarily attributable to the increase in sales of Excelyte™.

For the nine months ended September 30, 2014, cost of sales was $42,155, as compared to $24,110 for the nine months ended September 30, 2013. The $18,045, or 75%, increase in cost of sales for the nine months ended September 30, 2014 was primarily attributable to the increase in sales of EcaFlo™ equipment parts with higher costs.

Gross Profit. For the three months ended September 30, 2014 and 2013, gross profit margins were 79% and 78%, respectively. For the nine months ended September 30, 2014 and 2013, gross profit margins were 64% and 80%, respectively.

General and Administrative Expenses. For the three months ended September 30, 2014, general and administrative expenses were $310,590, as compared to $307,413 for the three months ended September 30, 2013. The $3,177, or 1%, increase in general and administrative expenses for the three months ended September 30, 2014 was primarily the result of a $36,000 increase in consulting fees related to investor and public relations and a $15,265 increase in travel expense related to business development activities, offset by a $19,530 decrease in stock-based compensation expense primarily related to consultants and a $28,031 decrease in depreciation expense.

For the nine months ended September 30, 2014, general and administrative expenses were $887,649, as compared to $959,217 for the nine months ended September 30, 2013. The $71,568, or 7%, decrease in general and administrative expenses for the nine months ended September 30, 2014 was primarily the result of a $45,917 decrease in legal fees primarily related to litigation, a $62,486 decrease in depreciation expense, a $51,407 decrease in stock-based compensation expense primarily related to consultants and a $26,550 decrease in litigation settlement expense, offset by a $76,000 increase in consulting fees related to investor and public relations and a $30,379 increase in travel expense related to business development activities.

Sales and Marketing Expenses. For the three months ended September 30, 2014, sales and marketing expenses were $162,018, as compared to $119,669 for the three months ended September 30, 2013. The $42,349, or 35%, increase in sales and marketing expenses for the three months ended September 30, 2014 was primarily the result of a $18,250 increase in employee payroll and related benefit costs and a $15,265 increase in travel expenses related to sales activities.

For the nine months ended September 30, 2014, sales and marketing expenses were $444,240, as compared to $334,992 for the nine months ended September 30, 2013. The $109,248, or 33%, increase in sales and marketing expenses for the nine months ended September 30, 2014 was primarily the result of a $53,218 increase in marketing expenses related to the re-design of the Company’s web-site and new product branding initiatives, a $30,379 increase in travel expenses related to sales activities, a $19,284 increase in employee payroll and related benefit costs and a $10,100 increase in consulting fees related to sales activities.

Research and Development Expenses. For the three months ended September 30, 2014, research and development expenses were $52,187, as compared to $55,450 for the three months ended September 30, 2013. The $3,263, or 6%, decrease in research and development expenses for the three months ended September 30, 2014 was primarily the result of a $2,026 decrease in employee payroll and related benefit costs and a $1,706 decrease in office and research supplies.

For the nine months ended September 30, 2014, research and development expenses were $164,078, as compared to $154,841 for the nine months ended September 30, 2013. The $9,237, or 6%, increase in research and development expenses for the nine months ended September 30, 2014 was primarily the result of a $9,008 increase in laboratory testing fees.

Loss from Operations. For the three months ended September 30, 2014, the loss from operations was $484,675, as compared to $449,552 for the three months ended September 30, 2013. The $35,122, or 8%, increase in the loss from operations for the three months ended September 30, 2014 was primarily attributable to a $42,349 increase in sales and marketing expenses, offset by a $8,103 increase in revenue.

For the nine months ended September 30, 2014, the loss from operations was $1,421,134, as compared to $1,350,012 for the nine months ended September 30, 2013. The $71,122, or 5%, increase in the loss from operations for the nine months ended September 30, 2014 was primarily attributable to a $109,248 increase in sales and marketing expenses, a $18,045 increase in cost of sales, a $9,237 increase in research and development expenses and a $6,160 decrease in revenue, offset by a $71,568 decrease in general and administrative expenses.

Interest Expense. For the three months ended September 30, 2014, interest expense was $11,844, as compared to $12,014 for the three months ended September 30, 2013. The $170, or 1%, decrease in interest expense for the three months ended September 30, 2014 was primarily attributable to a decrease in interest expense related to the Benchmark Note as the outstanding principal balance on the Benchmark Note continues to decline.

For the nine months ended September 30, 2014, interest expense was $36,860, as compared to $33,072 for the three months ended September 30, 2013. The $3,788, or 11%, increase in interest expense for the nine months ended September 30, 2014 was primarily attributable to a increase in interest expense related to the Benchmark Note.

Net Loss. For the three months ended September 30, 2014, the Company’s net loss was $496,518, as compared to $461,563 for the three months ended September 30, 2013. The $34,955, or 8%, increase in the net loss for the three months ended September 30, 2014 was primarily attributable to a $42,349 increase in sales and marketing expenses, offset by an $8,103 increase in revenue.

For the nine months ended September 30, 2014, the Company’s net loss was $1,457,994, as compared to $1,383,029 for the nine months ended September 30, 2013. The $74,965, or 5%, increase in the net loss for the nine months ended September 30, 2014 was primarily attributable to a $109,248 increase in sales and marketing expenses, an $18,045 increase in cost of sales, a $9,237 increase in research and development expenses and a $6,160 decrease in revenue, offset by a $71,568 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2014, IET had a working capital deficiency of $99,629 and cash on hand of $533,568. The $515,831 decrease in cash on hand from December 31, 2013 was primarily due to $61,249 of principal and interest payments on the Benchmark Note and our continuing operating expenses, offset by the receipt of $723,625 of net proceeds from the sale of our common stock.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock.

During the nine months ended September 30, 2014, we received $723,625 of net proceeds related to the sale of our common stock. Subsequent to September 30, 2014, we received $330,010 of net proceeds related to the sale of our common stock.

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

On July 31, 2014, we issued an aggregate of 286,364 shares of its common stock, at a per share price of $0.055, as settlement of $15,750 of director fees due certain members of our board of directors for services rendered for the period commencing January 1, 2014 through June 30, 2014.

On October 10, 2014, we issued 437,816 shares of our common stock to Zanett as payment of $38,090 of accrued interest due on the Zanett August 2012 Debenture for the period commencing August 21, 2013 through August 20, 2014.

As of November 5, 2014, our cash position was approximately $703,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately five months from the filing date of this quarterly report on Form 10-Q. We currently have no lending relationships with commercial banks. We are focused on attaining profitable operations and raising additional capital through one or more equity and/or debt financings in order to continue operations. While we are working toward attaining profitability for our continuing operations and pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts. From time to time, we engage placement agents to assist us in our financing initiatives. Any additional equity financing may result in substantial dilution to our stockholders. If we are unable to attain profitable operations or secure additional capital, we will explore strategic alternatives, including, but not limited to, the possible sale of the Company. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2013, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

On July 18, 2014, the Company filed a motion to dismiss this state action due to the binding arbitration clause contained in Ms. Sofield’s employment agreement. This motion is currently pending.

The Company does not believe there is any merit to Ms. Sofield’s allegations and will vigorously defend this action.

Item 1A.     Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

From July 22, 2014 through July 31, 2014, the Company sold an aggregate of 4,850,000 shares of its common stock to five individual investors for an aggregate purchase price of $198,400. The Company incurred offering costs of $8,256 in connection with these transactions.

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

From August 6, 2014 through August 15, 2014, the Company sold an aggregate of 8,122,287 shares of its common stock to five individual investors for an aggregate purchase price of $403,080. The Company incurred offering costs of $24,440 in connection with these transactions.

On September 3, 2014 and September 15, 2014, the Company sold an aggregate of 2,241,406 shares of its common stock to two individual investors for an aggregate purchase price of $137,000. The Company incurred offering costs of $7,360 payable in cash and issued 98,361 shares of its common stock to an unaffiliated third party as payment of $6,000 of offering costs in connection with these transactions.

The Company will use the net proceeds received from the transactions described above for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy.

In connection with the issuances of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(a)(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000. This convertible debenture matured on January 2, 2009 and remains unpaid. The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock, at the option of the holder, at a conversion price of $0.40 per share. An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture. As of September 30, 2014, the accrued and unpaid interest on this convertible debenture was $12,685.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On October 10, 2014, the Company sold an aggregate of 5,410,000 shares of its common stock to two individual investors for an aggregate purchase price of $330,010. The Company issued an aggregate of 541,000 shares of its common stock to three unaffiliated third parties as payment of $33,000 of offering costs related to these transactions.

On October 10, 2014, the Company issued 437,816 shares of the Company’s common stock to Zanett as payment of $38,090 of accrued interest due on the Zanett August 2012 Debenture for the period commencing August 21, 2013 through August 20, 2014. The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.087 per share) as defined in the Zanett August 2012 Debenture.

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

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

November 7, 2014	By:	/s/ David R. LaVance
David R. LaVance President and Chief Executive Officer

November 7, 2014	By:	/s/ Thomas S. Gifford
Thomas S. Gifford Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.4	7% Secured Promissory Note in the principal amount of $152,000 issued by I.E.T., Inc. to Benchmark Performance Group, Inc. dated June 17, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

10.4	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

E-1

Exhibit No.	Description
10.5	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson.

10.8	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.9	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.10	Asset Purchase Agreement, dated as of June 17, 2013, by and between I.E.T., Inc. and Benchmark Performance Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

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