Form 10-K
period 2014-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2015-03-27
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

As of June 30, 2014, the aggregate fair value of the registrant’s common stock held by non-affiliates was approximately $9,447,000.

As of March 25, 2015, there were 298,309,835 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on May 28, 2015. The proxy statement will be filed with the Securities and Exchange Commission on or before April 29, 2015.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect”, “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report on Form 10-K. Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

PART I

Item 1. Business

General

Integrated Environmental Technologies, Ltd. (“IET”) was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation. IET is headquartered in Little River, South Carolina and operates its business through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

IET markets its products and equipment under the umbrella brand name, EcoTreatments™. IET produces a hypochlorous acid solution (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte”), that provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use. IET markets and sells Anolyte under the brand name, Excelyte® and markets Catholyte under the brand name, Catholyte Zero™, although the majority of IET’s sales and marketing efforts are focused on Excelyte®. IET manufactures proprietary equipment, which it markets under the brand name EcaFlo™, to produce Anolyte and Catholyte for distribution by IET and, under certain circumstances, such equipment is leased by IET to customers for use at their facilities.

Technology

IET produces Anolyte and Catholyte with its proprietary EcaFlo™ equipment which utilizes electro-chemical activation (“ECA”) technology. ECA technology is a process of passing a diluted saline solution and purified water through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as catholytes and anolytes.

The EcaFlo™ equipment consists of our flow control hardware and system, our proprietary electrolytic cell and operating software algorithms and a touch-screen/PLC interface. The EcaFlo™ equipment can produce Anolyte and Catholyte with great accuracy, dependability and reliability throughout a wide range of pH, free available chlorine and salt concentration variables to meet the needs of various applications. The EcaFlo™ equipment can produce solutions ranging from disinfectants to sanitizers to cleaners.

Products

We produce Anolyte that is effective as a disinfectant without leaving a harmful residue. The naturally occurring properties and less-corrosive nature of Anolyte makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers. Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite. Anolyte is used in the oil and gas market as a hydrogen sulfide scavenger/eliminator and biocide. Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella enterica, Pseudomonas aeruginosa, Staphylococcus aureus, methicillin-resistant Staphylococcus aureus (MRSA) and H1NI influenza virus (swine flu). Anolyte also kills hospital-acquired pathogens such as Clostridium difficile spores (C. diff) and vancomycin-resistant enterococci (VRE) as well as a carbapenem-resistant enterobacteriaceae (CRE) known as Klebsiella pneumoniae (NDM-1). Further, the high-risk blood-borne pathogen human immunodeficiency virus (HIV) and the food-borne pathogens Listeria monocytogenes and Escherichia coli (E. coli) are killed by Anolyte. We also produce Catholyte, an anti-oxidizing and mild alkaline solution that is effective as a degreaser and cleaner.

Anolyte is registered with the U.S. Environmental Protection Agency (the “EPA”) as a tuberculocidal hospital-level surface disinfectant (EPA Registration No. 82341-1). In addition, Anolyte is registered with the EPA (EPA Registration No. 82341-4) as a disinfectant to prevent Canine distemper virus, Canine parvovirus and Bordetella bronchiseptica. We intend to market the canine product, in conjunction with a third-party partner, as Excelyte® VET.

IET will also lease EcaFlo™ equipment to a customer in certain situations if the customer’s business model and required volume of Anolyte or Catholyte warrants such an arrangement. Under this type of arrangement, we lease our EcaFlo™ equipment and provide service support for a fixed monthly amount plus royalty payments for the Anolyte and Catholyte produced by the customer. We also license to certain customers the right to utilize our intellectual property pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of Anolyte and Catholyte produced by our EcaFlo™ equipment. We currently have no active lease arrangements and have one active license agreement.

Business Strategy

We seek long-term relationships and commitments directly with our targeted customers and distributors. Our business model is focused on selling Anolyte and Catholyte directly to customers. In certain situations, a customer’s business model and required volume of Anolyte and Catholyte may necessitate that we place the EcaFlo™ equipment at the customer’s facility. In these situations, we would lease the EcaFlo™ equipment to the customer, maintaining ownership of the EcaFlo™ equipment.

We are primarily focused on selling Excelyte® in the oil and gas production market and have recently established our oil and gas division to focus on this market. We are also interested in the healthcare facilities and food production markets, but our emphasis on oil and gas has required a dedication of a majority of our resources to that market.

Oil and Gas

We currently segment our activities in the oil and gas business into three main categories:

Well Maintenance – focuses on using Excelyte® as a hydrogen sulfide scavenger/eliminator and as a biocide to significantly reduce or essentially eliminate hydrogen sulfide and bacteria in oil and gas wells and related equipment;

Drilling and Completions – focuses on using Excelyte® as a biocide to treat water before it is used in hydraulic fracturing, commonly referred to as “make-up water”, in order to remove bacteria in the water; and

Water Remediation – focuses on using Excelyte® as a hydrogen sulfide scavenger/eliminator and as a biocide to treat water after it is used in hydraulic fracturing, commonly referred to as “produced water”, in order to remove bacteria so that the water can either be re-used in hydraulic fracturing or disposed.

Hydrogen sulfide is a toxic and corrosive chemical that frequently appears in oil and gas production. Excelyte® acts as a hydrogen sulfide scavenger and as a biocide that kills sulfate-reducing bacteria, which are known to produce hydrogen sulfide.

Hydraulic fracturing is a method of drilling new oil and gas wells. In this process, fracturing fluids – which contain proppants (sand) and vast amounts of water, in addition to biocides and other chemicals that can be toxic to humans – are pumped into oil and gas wells at high pressure in order to more completely fracture subterranean rock formations and release the oil and natural gas trapped in those formations. Millions of gallons of “make-up water” are used in the fracturing process each day. In addition, millions of gallons of water return to the surface as “produced water” after the fracturing process is completed. Both the make-up water used in fracturing fluids and the produced water must be treated to control or eliminate the bacteria and other unwanted microorganisms often present in those waters.

Excelyte® reduces sulfate-reducing bacteria, which is known to produce hydrogen sulfide, and other bacteria present in production wells. By reducing the amount of hydrogen sulfide chemical present in the oil and gas wells, we believe that: (1) the work environment at the well site will be safer since the amount of hydrogen sulfide gas is significantly reduced; (2) the rate of corrosion on the well linings and other equipment used in the production well will be reduced, thereby reducing the maintenance required on a well; and (3) the quality of the oil and gas produced will be potentially improved. In addition, we believe that Excelyte® is as effective as other competing chemical technologies in treating both make-up water and produced water, and more environmentally responsible due to its naturally occurring properties.

To date, the majority of our efforts in oil and gas have focused on well maintenance, with a particular emphasis on oil wells. Hydrogen sulfide is one of the leading threats to oilfield worker safety, claiming lives every year because of its toxicity at very low levels of concentration. A particular emphasis for oil and gas producers is controlling the level of hydrogen sulfide at or near the well head. Our well maintenance operations consist of treating oil and gas production wells that test positive for hydrogen sulfide above a specified level with regularly scheduled applications of Excelyte®. The results of Excelyte® well maintenance treatments have shown that Excelyte® is effective as a hydrogen sulfide scavenger/eliminator and as a biocide and that Excelyte® reduces the level of hydrogen sulfide in oil wells faster than competing products, which we believe is due to the ability of Excelyte® to kill sulfide-producing bacteria rapidly. In addition, the naturally occurring properties of Excelyte® make it easier to administer and more environmentally friendly than competing products. We believe that our Excelyte® treatment protocol can significantly reduce or essentially eliminate hydrogen sulfide from our customers’ oil wells. We also are currently developing an Excelyte® treatment protocol for gas wells, and expect results similar to the results of our Excelyte® treatments on oil wells.

Our current business model for our oil and gas operations is centered on establishing Excelyte® production facilities in strategic locations throughout the various basins in the United States where oil and gas is produced and where hydrogen sulfide presents a significant problem. We intend to produce Excelyte® at these locations and have it delivered by third party fluid-trucking companies. Each production facility will be staffed by appropriate personnel to sell and produce Excelyte® and to service our customers. Our production facilities will be established in typical flex space and will likely start with four to six EcaFlo™ units per facility. Because of the stand-alone nature of the production machines, we estimate that up to twenty units can be set up in approximately 3,500 square feet of space. These manufacturing facilities require power and clean water, but no special sewerage or by-product disposal services. A facility containing six of our four-cell EcaFlo™ units can produce approximately 7,200 gallons of product daily.

We currently have a production facility in Myton, Utah, servicing the Uinta Basin and a production facility in Artesia, New Mexico, servicing the New Mexico region of the Permian Basin. We are currently providing Excelyte® well maintenance treatments on over 100 oil wells in these two areas. We estimate that there are approximately 5,000 oil wells in the Uinta Basin and approximately 25,000 oil wells in the New Mexico region of the Permian Basin that would benefit from the regular use of Excelyte® as part of a well maintenance program.

As our business grows, we will look to expand our oil and gas operations further in the Permian Basin (Texas) and other areas such as the Eagle Ford Shale in the Western Gulf Basin (Texas), the Williston Basin (North Dakota) and the Piceance Basin (Colorado).

We are currently focused on generating recurring revenue through the sale of Excelyte® in well maintenance operations, but as we grow and improve our cash flow, we will look to further expand the sale of Excelyte® into drillings and completions as well as water remediation. We continue to believe that the three oil and gas market segments noted above potentially represent a $2.5 billion market opportunity in the United States.

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

Healthcare facilities are increasingly facing major problems in controlling bacteria and viruses. Of particular concern is carbapenem-resistant Enterobacteriaceae (CRE), cited in a CDC Health Advisory dated February 14, 2013. Our Anolyte eliminates one of the most common types of CRE, Klebsiella pneumoniae (NDM-1).

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

The ability of our Anolyte to eliminate bacteria such as the CRE Klebsiella pneumoniae (NDM-1) and C. diff, as well as other health-related bacteria and viruses, including, but not limited to, Tuberculosis, VRE and HIV, make our Anolyte a very useful product for healthcare facilities. The naturally occurring properties and efficacy of our Anolyte make it an ideal product for healthcare providers since it can be applied in spray format in order to completely cover a facility.

In March 2014, we received approval from the EPA to market a new Anolyte product called Excelyte® VET – which can be used to prevent Canine distemper. Canine distemper is highly contagious and is the leading cause of infectious disease deaths in dogs worldwide. The new product registration (EPA Registration #82341-4) also allows us to market Excelyte® VET to prevent the spread of Canine parvovirus and Bordetella bronchiseptica. Excelyte® VET is expected to be used to disinfect animal care facilities. We are currently working with a distribution partner as it prepares for the market launch of Excelyte® VET.

In June 2014, the Carson Tahoe Health Systems, Carson City, Nevada, published the results of its independent study showing the effectiveness of our Anolyte in reducing the amount of bacteria present in a hospital setting. The study also highlighted our Anolyte’s naturally occurring properties, which do not corrode hospital equipment like more commonly used chemicals.

We have undertaken additional testing to show efficacy with additional species of bacteria, and we are working on new application methods. One of those application methods, which we are developing with a partner, is now being reviewed by the EPA for use in healthcare settings. If approved, this system will allow users to apply the product by means other than spraying and wiping, producing a more efficient delivery system to kill the harmful germs responsible for the increase of hospital-borne pathogen deaths and diseases. We also are in discussions with a potential partner for distribution into hospitals.

Most of our resources are currently focused on the oil and gas market. Accordingly, we plan to partner with others who can assist us in the development, marketing and distribution of Excelyte® in the healthcare facilities market.

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

We believe that our Anolyte is more efficient than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control. The product quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue, and is effective for hard-surface disinfection at customer facilities. The naturally occurring properties and non-corrosive nature of our Anolyte makes it an excellent replacement for quaternary ammonia and other hazardous chemicals currently in use.

We further believe that our Anolyte can be utilized to improve the health of dairy cows, cattle, swine and chickens. When introduced to drinking water, the solution is effective at reducing the bacteria build-up in the piping systems of the irrigation and watering systems, which could potentially improve the health of the animals that consume the treated water thereby potentially reducing the usage of antibiotics in these animals.

Most of our resources are currently focused on the oil and gas market. Accordingly, we plan to partner with others who can assist us in the development, marketing and distribution of Excelyte® in the food production market.

Research and Development

We are focused on the development of new applications and uses of Anolyte and Catholyte. We continue to test Anolyte and Catholyte to develop new concentrations, increase shelf-life and to supplement our label claims with respect to the efficacy of Anolyte in killing additional bacteria and viruses. In addition, we are developing new generations of our EcaFlo™ equipment with both larger and smaller production capacities. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage with development partners to perform research and development activities at their expense for specific products and applications for our Anolyte and Catholyte.

Research conducted between IET and Coastal Carolina University (“CCU”) was published in Crop Protection in July 2011 in an article titled “Evaluation of electrolyzed oxidizing water for phytotoxic effects and pre-harvest management of gray mold disease on strawberry plants.” The research evaluated the ability of Anolyte to inactivate pure fungal cultures of Botrytis cinerea and Monilinia fructicola. The results from this study indicated that Anolyte can be used as a disinfectant on strawberry plants in the field and in greenhouses, packing houses and in commercial facilities to prevent or manage fungal infections, providing an alternative to traditional chemical fungicides.

Research conducted between IET and CCU was published in Food Microbiology in February 2008 in an article titled “Reduction of bacteria on spinach, lettuce, and surfaces in food service areas using neutral electrolyzed oxidizing water.” The research evaluated and illustrated the efficacy of Anolyte in the reduction of Escherichia coli, Salmonella typhimurium, Staphylococcus aureus, Listeria monocytogenes, and Enterococcus faecalis on lettuce, spinach and food contact surfaces.

Research conducted between IET and CCU was published in International Journal of Food Microbiology in July 2010 in an article titled “Postharvest management of gray mold and brown rot on surfaces of peaches and grapes.” The research evaluated the ability of Anolyte to inactivate pure fungal cultures and the use of Anolyte on the surfaces of peaches and grapes. The results indicated that Anolyte is effective for postharvest sanitizing during and after packaging, thereby extending shelf life in commercial settings.

In April 2011, the Society of Petroleum Engineers (the “SPE”) performed a case study and prepared a report titled “Case Study: Evaluation of an Oxidative Biocide During and After a Hydraulic Fracturing Job in the Marcellus Shale” for its SPE International Symposium on Oilfield Chemistry. This report evaluated the effectiveness of oxidative biocides, such as our Anolyte, and concluded, among other things, that such oxidative biocides effectively reduce or eliminate bacteria with no re-growth in produced water for up to 81 days, have a faster kill time than glutaraldehyde, demonstrate negligible corrosion on typical oilfield equipment and do not create well-site hazards in terms of health, biodegradability and toxicity.

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

Manufacturing and Principal Suppliers

We currently produce, bottle and ship Excelyte® and Catholyte Zero™ for distribution to healthcare facilities and food production facilities at our facility in Little River, South Carolina. We produce, bottle and ship Excelyte® for use by oil and gas producers at our facilities in Myton, Utah and Artesia, New Mexico. We manufacture our EcaFlo™ equipment at our facility in Little River, South Carolina. The raw materials used to manufacture our EcaFlo™ equipment include electronic components and the components of our electrolytic cell, which are available to us through multiple qualified suppliers. We do not deem that we are reliant on any one supplier.

Customers

We principally sell our products directly to commercial customers in the oil and gas industry and in several other industries. Our oil and gas customers are located in Utah and New Mexico and our other customers are located in diversified geographical regions throughout the United States. During the year ended December 31, 2014, four customers accounted for 29%, 15%, 13% and 10%, respectively, of revenues. During the year ended December 31, 2013, four customers accounted for 22%, 14%, 14% and 11%, respectively, of revenues. No other customer accounted for more than 10% of our revenues during the year ended December 31, 2014 or 2013.

Distribution, Sales and Marketing

We currently plan to distribute, sell and market Excelyte® to the oil and gas market through our own internal resources. This may include the utilization of independent sales representatives to assist our internal sales personnel. Our current distribution, sales and marketing efforts for oil and gas are focused on the Mountain West states and the Southwest states.

For the healthcare facility and food production markets, we intend to outsource a majority of the distribution, sales and marketing requirements. Our current sales and marketing efforts for healthcare facilities and food production are focused throughout the United States. We currently are working with two independent sales representatives and two distributors that are currently selling Excelyte®.

Competition

We face competition in every aspect of our business, and particularly from companies that seek to develop equipment that produces electro-chemically activated water or electrically activated water.

We also face competition from companies that produce hydrogen sulfide scavengers and biocides for the oil and gas industry and from companies that sell biologically active solutions and products designed and developed for the synthesis of washing, disinfecting, and sterilizing. The applications for this technology are many-fold and include any process requiring disinfection or water treatment.

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

Patents and Trademarks

We will develop intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities when deemed feasible. We currently maintain the trademark registrations to Excelyte® (Reg. No. 4524966) and the Excelyte® logo (Reg. No. 3588751) and have filed applications with the United States Patent & Trademark Office for the registration of EcaFlo™. In addition, we currently claim trade names for Catholyte Zero™ and EcoTreatments™.

Government Regulation

We manufacture and sell in the United States certain disinfecting products that kill or reduce microorganisms (bacteria, viruses, fungi). The manufacture, labeling, handling and use of these products are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA. Our Anolyte is currently registered by the EPA under FIFRA as a hospital-level disinfectant and is approved for use on both food contact surfaces and on non-food contact hard surfaces. EPA product registration requires meeting certain efficacy, toxicity and labeling requirements and paying ongoing registration fees. Although states do not generally impose substantive requirements different from those of the EPA, each state in which these products are sold requires registration and payment of a fee.

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

Employees

We currently employ ten full-time employees. We have not experienced any work stoppages to date and we believe that our relationship with these employees is good.

Item 1A. Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the real property identified below. We believe that we have adequate space for our current needs and that suitable additional space will be available at commercially reasonable prices for our future needs.

Principal Properties Leased	Primary Use	Floor Space	Lease Expiration (calendar year)	Renewals

Little River, South Carolina	Headquarters, including research and development, EcaFlo™ equipment assembly and servicing, Excelyte® and Catholyte Zero™ production and bottling, administrative, and warehouse operations	12,000 square feet	2017	Two successive three-year terms

Myton, Utah	Excelyte® production and warehouse operations	3,250 square feet	2018	Two successive three-year terms

Artesia, New Mexico	Excelyte® production and warehouse operations	3,200 square feet	2017	None

Item 3. Legal Proceedings

On June 17, 2014, a civil complaint was filed against IET and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina, by Marion Sofield, IET’s former Executive Vice President - Operations. In her complaint, Ms. Sofield alleges breach of contract and fraud/fraudulent inducement by IET against her with regard to her employment agreement and the termination of her employment. Ms. Sofield also alleges IET and Mr. Kinsey engaged in a civil conspiracy and unfair trade practices and that Mr. Kinsey engaged in tortious interference. Ms. Sofield claims that she is owed additional compensation under her terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On July 18, 2014, IET filed a motion to dismiss this state court action due to the binding arbitration clause contained in Ms. Sofield’s employment agreement that applies to a majority of the allegations in the complaint. On December 8, 2014, the court entered a consent order that: (a) granted IET’s request to compel binding arbitration of the breach of contract and fraud claims; and (b) stayed the remaining causes of action in the South Carolina state court until the aforementioned binding arbitration process is complete.

IET does not believe there is any merit to Ms. Sofield’s allegations and will continue to vigorously defend this action.

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

The following table shows the range of high and low closing bid prices for our common stock for the period commencing January 1, 2013 through December 31, 2014 as reported by the OTC Bulletin Board. These quotations represent prices between dealers, may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2014	High	Low
First Quarter	$0.12	$0.07
Second Quarter	0.09	0.05
Third Quarter	0.10	0.05
Fourth Quarter	0.10	0.06

Year Ended December 31, 2013	High	Low
First Quarter	$0.05	$0.03
Second Quarter	0.07	0.03
Third Quarter	0.10	0.05
Fourth Quarter	0.16	0.08

The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Select Market, NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Select Market, NASDAQ Global Market, the NASDAQ Capital Market or another national exchange would offer. As of March 25, 2015, we had approximately 15 market makers for our common stock, the largest of which were Cantor Fitzgerald & Co., Citadel Securities LLC, Maxim Group LLC, Wilson-Davis & Co., Inc., Monarch Bay Securities LLC and Stockcross Financial Services, Inc.

Stockholders

As of March 25, 2015, there were 173 registered holders of our common stock and 298,309,835 shares issued and outstanding. In addition, as of that date, 23,472,061 shares of common stock were subject to outstanding warrants, 4,296,920 shares of common stock were subject to outstanding stock options and 4,823,750 shares of common stock were subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended December 31, 2014

There were no sales of unregistered securities during the fiscal year ended December 31, 2014, other than those set forth below or otherwise reported on Forms 10-Q and/or 8-K filed by IET during the year ended December 31, 2014.

On October 10, 2014, IET sold an aggregate of 5,410,000 shares of its common stock to two individual investors for an aggregate purchase price of $330,010. IET issued 541,000 shares of common stock to an unaffiliated third party as payment of $33,000 of offering costs in connection with these transactions. We will use the net proceeds received from these transactions for working capital purposes, including the continued roll out of our previously disclosed sales and marketing strategy.

On October 10, 2014, IET issued 437,816 shares of common stock as payment of $38,090 of accrued interest due on a convertible debenture for the period commencing August 21, 2013 through August 20, 2014. The number of shares of IET’s common stock issued as payment of the accrued interest was calculated based on the market price of IET’s common stock ($0.087 per share) as defined in the convertible debenture.

On November 25, 2014, IET issued 125,000 shares of common stock to an unaffiliated third party as payment of $8,875 of consulting fees.

On December 31, 2014, IET issued 169,014 shares of common stock to an unaffiliated third party as payment of $12,000 of consulting fees and issued 119,350 shares of common stock to an unaffiliated third party as payment of $5,251 of offering costs in connection with certain transactions.

In connection with the issuances of the Company’s common stock described above, IET relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(a)(2) of the Securities Act.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this annual report on Form 10-K.

Item 6. Selected Financial Data

IET is a smaller reporting company and is therefore not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about IET’s financial condition and results of operations for the years ended December 31, 2014 and 2013. This information should be read in conjunction with IET’s audited consolidated financial statements for the years ended December 31, 2014 and 2013 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

Background

IET is a Nevada corporation headquartered in Little River, South Carolina that operates its business through its wholly-owned subsidiary, I.E.T., Inc., which is also a Nevada corporation. See “Item 1. Business – General.”

IET markets its products and equipment under the umbrella brand name, EcoTreatments™. IET produces Anolyte and Catholyte, which provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use. IET markets and sells Anolyte under the brand name, Excelyte® and markets Catholyte under the brand name, Catholyte Zero™, although the majority of sales and marketing efforts are focused on Excelyte®. IET manufactures proprietary equipment, which it markets under the brand name EcaFlo™, to produce Anolyte and Catholyte for distribution by IET and, under certain circumstances, such equipment is leased by IET to customers for use at their facilities. See “Item 1. Business.”

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

IET accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include issuances of stock and warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

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

Results of Operations

Revenue. For the year ended December 31, 2014, revenue was $185,577, as compared to $146,366 for the year ended December 31, 2013. The $39,211, or 27%, increase in revenue for the year ended December 31, 2014 was primarily due to a $52,968 increase in Excelyte® sales primarily to oil and gas customers and a $12,133 increase in sales of EcaFlo™ equipment parts and related supplies, offset by a $24,000 decrease in EcaFlo™ equipment leasing revenue.

Cost of Sales. Cost of sales for the year ended December 31, 2014 was $58,405, as compared to $28,930 for the year ended December 31, 2013. The $29,475, or 102%, increase in cost of sales for the year ended December 31, 2014 was primarily attributable to the increase in sales of EcaFlo™ equipment parts with higher costs and the increase in Excelyte® sales to oil and gas customers which are incurring a higher amount of cost of sales due to initial operating costs associated with producing Excelyte® at our production facilities.

Gross Profit. For the years ended December 31, 2014 and 2013, gross profit margins were 69% and 80%, respectively.

General and Administrative Expenses. For the year ended December 31, 2014, general and administrative expenses were $1,297,673, as compared to $1,243,196 for the year ended December 31, 2013. The $54,477, or 4%, increase in general and administrative expenses for the year ended December 31, 2014 was primarily the result of a $122,992 increase in employee payroll and related benefit costs, a $95,240 increase in consulting fees related to investor and public relations and a $47,112 increase in travel expense related to fundraising and business development activities, offset by an $86,817 decrease in depreciation expense primarily related to leasehold improvements for our facility in South Carolina that were fully depreciated as of December 31, 2013, a $46,164 decrease in legal fees primarily related to litigation, a $29,257 decrease in stock-based compensation expense and a $26,550 decrease in litigation settlement expense.

Sales and Marketing Expenses. For the year ended December 31, 2014, sales and marketing expenses were $785,155, as compared to $447,832 for the year ended December 31, 2013. The $337,323, or 75%, increase in sales and marketing expenses for the year ended December 31, 2014 was primarily the result of a $160,753 increase in employee payroll and related benefit costs, a $56,313 increase in travel expenses related to sales activities, a $53,918 increase in marketing expenses related to the re-design of the Company’s web-site and new product branding initiatives, a $30,565 increase in office-related costs and a $22,100 increase in consulting fees related to sales activities.

Research and Development Expenses. For the year ended December 31, 2014, research and development expenses were $266,298, as compared to $211,822 for the year ended December 31, 2013. The $54,476, or 26%, increase in research and development expenses for the year ended December 31, 2014 was primarily the result of a $23,931 increase in employee payroll and related benefit costs, a $19,324 increase in consulting fees primarily related to regulatory and patent consultants and an $11,487 increase in laboratory testing fees.

Loss from Operations. For the year ended December 31, 2014, the Company’s loss from operations was $2,221,954, as compared to $1,785,414 for the year ended December 31, 2013. The $436,540, or 24%, increase in the loss from operations for the year ended December 31, 2014 was attributable to a $337,323 increase in sales and marketing expenses, a $54,477 increase in general and administrative expenses, a $54,476 increase in research and development expenses and a $29,475 increase in cost of sales, offset by a $39,211 increase in revenue.

Interest and Other Income. For the year ended December 31, 2014, interest and other income was $36,109, as compared to $74 for the year ended December 31, 2013. The $36,035 increase in interest and other income for the year ended December 31, 2014 was attributable to a $36,109 gain on the settlement of a customer deposit.

Interest Expense. For the year ended December 31, 2014, interest expense was $48,323, as compared to $45,913 for the year ended December 31, 2013. The $2,410, or 5%, increase in interest expense for the year ended December 31, 2014 was primarily attributable to an increase in interest expense related to a note payable for an equipment purchase.

Net Loss. For the year ended December 31, 2014, the Company’s net loss was $2,234,168, as compared to $1,831,253 for the year ended December 31, 2013. The $402,915, or 22%, increase in the net loss for the year ended December 31, 2014 was primarily attributable to a $337,323 increase in sales and marketing expenses, a $54,477 increase in general and administrative expenses, a $54,476 increase in research and development expenses and a $29,475 increase in cost of sales, offset by a $39,211 increase in revenue and a $36,035 increase in interest and other income.

Liquidity and Capital Resources

As of December 31, 2014, IET had a working capital deficiency of $458,298 and cash on hand of $371,292. The $678,107 decrease in cash on hand from December 31, 2013 was primarily due to $75,513 of principal payments on a note payable and our continuing operating expenses, offset by the receipt of $1,045,996 of net proceeds from the sale of our common stock.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock.

During the year ended December 31, 2014, we received $1,045,996 of net proceeds related to the sale of our common stock and issued an aggregate of 786,628 shares of common stock as payment of $53,125 of accounts payable, 437,816 shares of common stock as payment of $38,090 of accrued interest due on a convertible debenture and 1,008,711 shares of common stock as payment of $20,000 of consulting fees and $44,252 of offering costs related to the sale of our common stock.

On February 9, 2015, we received $1,891,700 of net proceeds related to the sale of our common stock and common stock units and we issued an aggregate of 1,055,303 shares of common stock as payment of $56,000 of offering costs related to these sales of common stock and common stock units.

As of March 25, 2015, our cash position was approximately $1,798,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately ten months from the filing date of this annual report on Form 10-K. We have no lending relationships with commercial banks and are dependent on our ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations. While we are working toward attaining profitability for our continuing operations and pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts. From time to time, we engage placement agents to assist us in our financing initiatives. Any additional equity financing may result in substantial dilution to our stockholders. If we are unable to attain profitable operations or secure additional capital, we will explore strategic alternatives, including, but not limited to, the possible sale of IET. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None other than those reported on Form 8-K filed by IET prior to the filing date of this annual report on Form 10-K.

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

Management conducted an evaluation of the effectiveness of IET’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that IET’s internal control over financial reporting was effective as of December 31, 2014.

Item 9B. Other Information

On March 25, 2015, we issued an aggregate of 5,683,000 shares of common stock as stock-based compensation to our executive officers as follows: David R. LaVance, President and Chief Executive Officer – 3,613,250 shares; and Thomas S. Gifford, Executive Vice President and Chief Financial Officer – 2,069,750 shares.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to IET's directors and executive officers will be contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 28, 2015, under the captions “Board of Directors”, “Audit Committee”, “Section 16 Compliance”, “Chief Executive and Senior Financial Officer Code of Ethics” and “Executive Officers”, or similar captions, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item with respect to executive compensation will be contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 28, 2015, under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee” and “Communications Between Stockholders and the Board”, or similar captions, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 28, 2015, under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders and Security Ownership of Management”, or similar captions, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 28, 2015, under the captions “Certain Relationships and Related Party Transactions” and “Board Leadership Structure”, or similar captions, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in IET's proxy statement for the annual meeting of stockholders scheduled to be held on May 28, 2015, under the caption “Principal Accountant Fees and Services”, or similar caption, and is incorporated herein by reference.

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

DATE:	INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

March 27, 2015	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David R. LaVance	Chairman of the Board,	March 27, 2015
David R. LaVance	President and Chief
Executive Officer
(Principal Executive Officer)

/s/ Thomas S. Gifford	Executive Vice President,	March 27, 2015
Thomas S. Gifford	Chief Financial Officer
and Secretary (Principal
Financial and Accounting Officer)

/s/ Paul S. Clayson	Director	March 27, 2015
Paul S. Clayson

/s/ Michael D. Donnell	Director	March 27, 2015
Michael D. Donnell

/s/ Anthony Giordano, III	Director	March 27, 2015
Anthony Giordano, III

/s/ E. Wayne Kinsey, III	Director	March 27, 2015
E. Wayne Kinsey, III

/s/ Raymond C. Kubacki	Director	March 27, 2015
Raymond C. Kubacki

/s/ David N. Harry	Director	March 27, 2015
David N. Harry

Integrated Environmental Technologies, Ltd.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary (the “Company”), as of December 31, 2014 and the related consolidated statement of operations, stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged, to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring operating losses, negative cash flows from operations and has a working capital deficiency. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

Leawood, Kansas

March 27, 2015

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged, to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring operating losses, negative cash flows from operations and has a working capital deficiency. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

Leawood, Kansas

March 28, 2014

Integrated Environmental Technologies, Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$371,292	$1,049,399
Accounts receivable	37,098	28,250
Prepaid expenses	11,780	26,166
Inventory	117,690	126,952
Other receivable	111,200	--
Total current assets	649,060	1,230,767

Property and equipment, net	259,468	344,884

Total assets	$908,528	$1,575,651

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$154,167	$41,320
Accrued expenses	403,520	47,954
Customer deposits	2,000	38,109
Convertible debentures	501,125	25,000
Note payable	46,546	75,513
Total current liabilities	1,107,358	227,896

Convertible debentures	--	476,125
Note payable	--	46,546
Total liabilities	1,107,358	750,567

Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $.001 par value; 400,000,000 shares authorized; 253,178,774 and 229,971,926 shares issued and outstanding, respectively	253,179	229,972
Additional paid-in capital	21,262,811	20,075,764
Accumulated deficit	(21,714,820)	(19,480,652)

Total stockholders' equity (deficiency)	(198,830)	825,084

Total liabilities and stockholders' equity (deficiency)	$908,528	$1,575,651

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013

Revenues:
Sales	$151,397	$93,866
Leasing and Licensing Fees	34,180	52,500
	185,577	146,366
Cost of sales	58,405	28,930

Gross profit	127,172	117,436

Operating expenses:
General and administrative expense	1,297,673	1,243,196
Sales and marketing expense	785,155	447,832
Research and development expense	266,298	211,822
	2,349,126	1,902,850

Loss from operations	(2,221,954)	(1,785,414)

Other income (expense):
Interest and other income	36,109	74
Interest expense	(48,323)	(45,913)
Total other income (expense)	(12,214)	(45,839)

Net loss	$(2,234,168)	$(1,831,253)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	238,279,810	187,333,118

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Total	Stockholders'
	Number	$0.001	Paid-in	Stockholders'	Equity
	of Shares	Par Value	Capital	Deficit	(Deficiency)
Balance at December 31, 2012	150,368,500	150,369	17,151,303	(17,649,399)	(347,727)
Common stock issued for cash, net of offering costs	74,388,766	74,388	2,689,217	--	2,763,605
Common stock issued as payment on principal and interest on convertible debentures	400,947	401	37,689	--	38,090
Common stock issued as payment of accounts payable	1,713,839	1,714	68,536	--	70,250
Common stock issued as settlement of litigation	450,000	450	26,100	--	26,550
Stock-based compensation	2,649,874	2,650	102,919	--	105,569
Net loss				(1,831,253)	(1,831,253)
Balance at December 31, 2013	229,971,926	229,972	20,075,764	(19,480,652)	825,084
Common stock issued for cash, net of offering costs	20,973,693	20,974	1,025,022	--	1,045,996
Common stock issued as payment on principal and interest on convertible debentures	437,816	438	37,652	--	38,090
Common stock issued as payment of accounts payable	786,628	787	52,338	--	53,125
Stock-based compensation	1,008,711	1,008	80,585	--	81,593
Stock based compensation accrued for payment	--	--	(8,550)	--	(8,550)
Net loss				(2,234,168)	(2,234,168)
Balance at December 31, 2014	253,178,774	$253,179	$21,262,811	$(21,714,820)	$(198,830)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,234,168)	$(1,831,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85,416	172,234
Stock-based compensation expense	81,593	105,569
Stock issued as settlement of litigation	--	26,550
Write-off of accounts receivable	920	2,341
Gain on settlement of customer deposit	(36,109)	--
Changes in operating assets and liabilities:
Accounts receivable	(21,367)	(11,879)
Prepaid expenses	14,386	(10,233)
Note receivable	--	3,590
Inventory	9,262	(60,015)
Accounts payable	153,715	(123,232)
Accrued expenses	297,762	(73,919)
Customer deposits	--	2,000
Net cash used in operating activities	(1,648,590)	(1,798,247)
Cash flows from investing activity:
Purchase of equipment	--	(66,507)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,045,996	2,763,605
Repayment of note payable	(75,513)	(29,941)
Net cash provided by financing activities	970,483	2,733,664
(Decrease) increase in cash	(678,107)	868,910
Cash - beginning of year	1,049,399	180,489
Cash - end of year	$371,292	$1,049,399

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,232	$5,032
Cash paid for income taxes	$700	$--
Noncash operating activities:
Issuance of 492,614 and 1,713,839 shares of common stock, respectively, as payment of director fees	$32,250	$70,250
Issuance of 437,816 and 400,947 shares of common stock, respectively, as payment of interest on convertible debenture	$38,090	$38,090
Issuance of 450,000 shares of common stock as settlement of litigation	$--	$26,550
Issuance of 294,014 shares of common stock as payment of accounts payable	$20,875	$--
Noncash investing activity:
Issuance of note payable as payment for equipment	$--	$152,000
Noncash financing activities:
Issuance of 758,711 and 1,649,874 shares of common stock, respectively, as payment of offering costs related to private placements	$44,252	$109,100
Issuance of warrant to purchase 401,567 shares of common stock as payment of offering costs related to private placements	$--	$23,188

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

Integrated Environmental Technologies, Ltd. (the “Company”) was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation. The Company is headquartered in Little River, South Carolina and operates its business through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

The Company markets its products and equipment under the umbrella brand name, EcoTreatments™. The Company produces a hypochlorous acid solution (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte”), that provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use. The Company markets and sells Anolyte under the brand name, Excelyte® and markets Catholyte under the brand name, Catholyte Zero™, although the majority of sales and marketing efforts are focused on Excelyte®. The Company manufactures proprietary equipment, which it markets under the brand name EcaFlo™, to produce Anolyte and Catholyte for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at their facilities.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $458,298 and an accumulated deficit of $21,714,820 as of December 31, 2014. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company principally sells its products directly to commercial customers in the oil and gas industry and in several other industries. The Company’s oil and gas customers are located in Utah and in New Mexico and the Company’s other customers are located in diversified geographical regions throughout the United States. During the year ended December 31, 2014, four customers accounted for 29%, 15%, 13% and 10%, respectively, of revenues. During the year ended December 31, 2013, four customers accounted for 22%, 14%, 14% and 11%, respectively, of revenues. No other customer accounted for more than 10% of our revenues during the year ended December 31, 2014 or 2013. The Company regularly evaluates the creditworthiness of its customers.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, other receivables, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

The fair value of notes payable, convertible debentures and convertible promissory notes approximate fair value since each of these investments are at market rates currently available to the Company.

Long-Lived Assets

The Company reviews its long-lived assets, which include property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, “Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets.” Recoverability of these assets is evaluated by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by the assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price, if any, or a value determined by a discounted cash flow technique. There were no material impairment charges related to the Company’s property and equipment during the year ended December 31, 2014 or 2013.

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

During the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013
General and administrative	$61,712	$90,969
Sales and marketing	15,498	10,220
Research and development	4,383	4,380
Total	$81,593	$105,569

For the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense related to stock options granted to employees and directors of $37,724 and $48,607, respectively. For the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense related to common stock and warrants issued to non-employees of $43,869 and $56,962, respectively.

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

For the year ended December 31, 2014, diluted net loss per share did not include the effect of 4,846,920 shares of common stock issuable upon the exercise of outstanding stock options, 28,908,878 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debentures, as their effect would be anti-dilutive.

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

As of December 31, 2014 and December 31, 2013, inventory consisted of parts and materials totaling $117,690 and $126,952, respectively.

During March 2013, the Company reclassified $17,487 of EcaFlo™ equipment from finished goods inventory to property and equipment. The Company no longer intends to sell its EcaFlo™ equipment but rather will either utilize the EcaFlo™ equipment to manufacture Anolyte and Catholyte solutions to be sold by the Company or lease the EcaFlo™ equipment to third parties.

5.	Other Receivable

Effective January 1, 2013, the Company entered into a license agreement (the “License Agreement”) with a third party related to the use by the third party of the Company’s United States Environmental Protection Agency (the “EPA”) registration for its Anolyte solution (the “Registration”). Pursuant to the License Agreement, the licensee agreed to indemnify the Company for any costs or expenses incurred by the Company as it related to the licensee’s use of the Registration. During August 2014, the Company was notified by the EPA that the licensee was not in compliance with the Registration. As a result of the licensee’s actions, in February 2015, the Company, as the owner of the Registration, agreed to pay a penalty of $87,344 to the EPA. On March 5, 2015, the Company received $124,844 from the licensee as indemnification for the costs incurred by the Company related to this matter, which consisted of the $87,344 penalty plus $37,500 of legal expenses the Company incurred ($23,856 incurred during the year ended December 31, 2014).

As of December 31, 2014, the Company recorded a receivable due from the licensee in the amount of $111,200, representing the amount reimbursed by the Licensor for the $87,344 penalty and the $23,856 of legal fees incurred by the Company as of December 31, 2014. In addition, as of December 31, 2014, the Company recorded an accrued liability of $87,344 to account for the $87,344 penalty (see Note 7).

6.	Property and Equipment

As of December 31, 2014 and 2013, property and equipment, on a net basis, consisted of the following (see Note 4):

	Year Ended December 31,
	2014	2013
Leasehold improvements	$328,977	$328,977
Equipment	437,504	437,504
	766,481	766,481
Less: Accumulated depreciation	(507,013)	(421,597)
	$259,468	$344,884

7.	Accrued Expenses

As of December 31, 2014 and December 31, 2013, accrued expenses consisted of the following:

	Year Ended December 31,
	2014	2013
Accrued compensation	$253,305	$--
Accrued penalty (see Note 5)	87,344	--
Accrued interest (see Note 9)	27,321	24,321
Accrued professional fees	22,000	22,000
Accrued other expenses	13,550	1,633
	$403,520	$47,954

8.	Customer Deposits

On March 29, 2011, the Company issued a credit to purchase equipment to a consultant in the amount of $36,109 as payment to the consultant for consulting services rendered to the Company. During the year ended December 31, 2014, the Company determined that this credit would not be utilized by the consultant. Accordingly, the Company recorded other income of $36,109 related to the gain on the settlement of this customer deposit. As of December 31, 2014 and 2013, the Company recorded $0 and $36,109, respectively, as a customer deposit.

Pursuant to the terms of the License Agreement, the Company received a deposit of $2,000.

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

For the years ended December 31, 2014 and 2013, the Company recorded a total of $3,000 and $2,992, respectively, of interest expense related to this convertible debenture. As of December 31, 2014 and 2013, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $13,441 and $10,441, respectively, which is included as a component of accrued expenses (see Note 7).

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

For each of the years ended December 31, 2014 and 2013, the Company recorded $38,090 of interest expense related to the Zanett August 2012 Debenture. As of December 31, 2014, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was recorded as a component of current convertible debentures, and the accrued and unpaid interest was $13,880, which was included as a component of accrued expenses (see Note 7). As of December 31, 2013, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was recorded as a component of non-current convertible debentures, and the accrued and unpaid interest was $13,880, which was included as a component of accrued expenses (see Note 7).

10.	Note Payable

On June 17, 2013, the Company and Benchmark Performance Group, Inc. (“Benchmark”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), whereby the Company purchased nineteen EcaFlo™ machines owned by Benchmark as well as the rights to the Excelyte® trademark and certain other intangible assets. The purchase price for the nineteen EcaFlo™ machines, the Excelyte® trademark and other intangible assets was $190,000.

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

For the years ended December 31, 2014 and 2013, the Company recorded $6,152 and $4,086, respectively, of interest expense related to the Benchmark Note. As of December 31, 2014, the outstanding principal on the Benchmark Note was $46,546, which is recorded as a current note payable. As of December 31, 2013, the outstanding principal on the Benchmark Note was $122,059 (current portion: $75,513; long-term portion: $46,546).

11.	Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(759,617)	34%	$(622,626)	34%
Effect of state taxes, net of federal benefit	(67,025)	3	(54,938)	3
Change in valuation allowance	793,408	(36)	679,700	(37)
Other	(33,234)	(1)	(2,136)	--
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are shown below. In determining whether the deferred tax assets will be realized, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. As of December 31, 2014 and 2013, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future. The valuation allowance increased $793,408 during the year ended December 31, 2014, attributable primarily to Company’s continuing operating losses for the year ended December 31, 2014 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carry-forwards that give rise to deferred taxes consist of the following:

	Years Ended December 31,
	2014	2013
Net operating loss	$7,471,805	$6,710,397
Depreciation and amortization	65,820	53,604
Stock based compensation	328,993	309,208
Total gross deferred tax assets	7,866,618	7,073,209
Valuation allowance	(7,866,618)	(7,073,209)
Net deferred tax assets	$--	$--

As of December 31, 2014, the Company had federal and state operating losses of approximately $19,989,000. Both the federal and state operating losses begin to expire in the years 2021 through 2034.

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

The Company’s federal and state tax positions are evaluated based on whether it is more likely than not that a tax position will be sustained upon examination. The Company has identified no federal or state tax positions taken that it would consider to be a material uncertain tax position.

The Company’s 2011, 2012 and 2013 federal and state income tax returns are open for examination by the applicable governmental authorities.

12.	Stockholders’ Equity (Deficiency)

Common Stock

For the year ended December 31, 2013, the Company sold an aggregate of 74,388,766 shares of its common stock for an aggregate purchase price of $2,827,700 (weighted average per share price of $0.038). Included in these amounts were 8,333,334 shares of the Company’s common stock that were sold to E. Wayne Kinsey, III, a member of the Company’s board of directors, in a private placement for an aggregate purchase price of $250,000, or $0.03 per share, which was the same price that the Company sold shares of its common stock to other non-affiliated investors in the private placement. The Company paid an aggregate of $64,095 of offering costs in cash and issued 1,649,874 shares of common stock to non-affiliated third parties as payment of $109,100 of offering costs related to these sales of common stock.

For the year ended December 31, 2013, the Company issued an aggregate of 1,000,000 shares of common stock to non-affiliated third parties as payment for investor relations services. The total expense associated with these issuances was $43,550, representing the fair value of the shares of common stock on the dates of issuance (weighted average per share price of $0.044).

For the year ended December 31, 2013, the Company issued an aggregate of 1,713,839 shares of common stock as payment of $70,250 of accounts payable due certain members of the Company’s board of directors for board-related services rendered to the Company. The common stock was issued at per share prices equal to the Company’s quoted market price on the dates the issuances were either authorized by the Company’s board of directors (weighted average per share price of $0.041).

For the year ended December 31, 2014, the Company sold an aggregate of 20,973,693 shares of its common stock for an aggregate purchase price of $1,093,690 (weighted average per share price of $0.052). The Company paid an aggregate of $47,694 of offering costs in cash and issued 758,711 shares of common stock to non-affiliated third parties as payment of $44,252 of offering costs related to these sales of common stock.

For the year ended December 31, 2014, the Company issued 250,000 shares of common stock to a non-affiliated third party as payment for marketing services. The total expense associated with this issuance was $20,000, representing the fair value of the shares of common stock on the date of issuance (per share price of $0.08).

For the year ended December 31, 2014, the Company issued an aggregate of 786,628 shares of common stock as payment of $32,250 of accounts payable due certain members of the Company’s board of directors for board-related services rendered to the Company and $20,875 of accounts payable due non-affiliated third parties for investor relations services. The common stock was issued at per share prices equal to the Company’s quoted market price on the dates the issuances were either authorized by the Company’s board of directors or occurred (weighted average per share price of $0.068).

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of December 31, 2014, stock options to purchase 3,846,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012. The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and other proprietary interests in the Company. The 2012 Equity Incentive Plan is intended to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company. The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.

The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. As of December 31, 2014, options to purchase 1,000,000 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 13,000,000 shares of the Company’s common stock remain available for awards under the 2012 Equity Incentive Plan. Effective February 25, 2015, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 37,950,000 shares.

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

A summary of stock option transactions under the Equity Incentive Plans during the years ended December 31, 2014 and 2013 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,813,587	$0.18	$--
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(833,333)	$0.20
Outstanding at December 31, 2013	4,980,254	$0.18	$55,605
Granted during the period	1,000,000	0.09
Exercised during the period	--	--
Terminated during the period	(1,133,334)	$0.24
Outstanding at December 31, 2014	4,846,920	$0.15	$--
Exercisable at December 31, 2014	3,846,920	$0.16	$--
Exercisable at December 31, 2013	3,313,586	$0.12	$42,136

The fair value of stock options granted during the year ended December 31, 2014 was $57,035 and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$0.09
Grant date stock price	$0.09
Expected volatility	139%
Risk-free interest rates	2.39%
Risk of forfeiture	35%
Expected life (in years)	10
Dividend yield	0.00%

The risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options at the date of grant. In projecting expected stock price volatility, the Company used historical stock price volatility of its common stock which the Company believes is representative of future volatility. The Company estimated the expected life of stock options based on historical experience using employee exercise and option expiration data.

Information with respect to outstanding stock options and stock options exercisable as of December 31, 2014 that were granted to employees, directors and service providers is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.09	1,000,000	$0.09	9.7	--	$0.09	--
$0.10	2,180,253	$0.10	4.2	2,180,253	$0.10	4.2
$0.20	833,333	$0.20	7.3	833,333	$0.20	7.3
$0.30	833,334	$0.30	7.3	833,334	$0.30	7.3
	4,846,920	$0.15	4.4	3,846,920	$0.16	5.5

A summary of the non-vested shares subject to options granted under the Equity Incentive Plans as of December 31, 2014 and 2013 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2012	4,006,794	$0.05
Granted during the period	--	--
Vested during the period	(1,506,793)	$0.05
Terminated during the period	(833,333)	$0.05
Non-vested at December 31, 2013	1,666,668	$0.05
Granted during the period	1,000,000	$0.09
Vested during the period	(833,334)	$0.05
Terminated during the period	(833,334)	$0.05
Non-vested at December 31, 2014	1,000,000	$0.09

As of December 31, 2014, there was $51,762 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of forty-four months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the years ended December 31, 2014 and 2013 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	45,852,998	$0.17	$--
Issued during the period	1,151,567	$0.04
Exercised during the period	--	--
Terminated during the period	(10,160,000)	$0.33
Outstanding at December 31, 2013	36,844,565	$0.12	$95,584
Issued during the period	620,000	$0.06
Exercised during the period	--	--
Terminated during the period	(8,555,687)	$0.16
Outstanding at December 31, 2014	28,908,878	$0.12	$42,006
Exercisable at December 31, 2014	28,908,878	$0.12	$42,006
Exercisable at December 31, 2013	36,844,565	$0.12	$95,584

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were generally not less than the fair market value of the Company's common stock on the date of issuance. Warrants issued may vest over a period of up to three years and have a maximum term of ten years from the date of issuance.

The fair value of the warrants issued during the years ended December 31, 2014 and 2013 was $15,318 and $36,600, respectively, and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

Year Ended
	December 31, 2014	December 31, 2013

Exercise price	$0.06 - $0.08	$0.035 - $0.04
Issue date stock price	$0.055 - $0.07	$0.035 - $0.095
Expected volatility	134% - 140%	123% - 141%
Risk-free interest rates	0.47% - 0.49%	0.35% - 1.36%
Risk of forfeiture	35%	35%
Expected life (in years)	2.0 - 2.4	3.0 - 5.0
Dividend yield	0.00%	0.00%

The risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the warrants. In projecting expected stock price volatility, the Company used historical stock price volatility of its common stock which the Company believes is representative of future volatility. The Company estimated the expected life of warrants based on historical experience using warrant exercise and warrant expiration data.

Information with respect to outstanding warrants and warrants exercisable at December 31, 2014 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.03 - 0.04	1,151,567	2.0	$0.04	1,151,567	$0.04	2.0
$0.06 - 0.10	20,176,061	3.5	$0.09	20,176,061	$0.09	3.5
$0.20	7,581,250	0.5	$0.20	7,581,250	$0.20	0.5
	28,908,878	2.7	$0.12	28,908,878	$0.12	2.7

As of December 31, 2014 and 2013, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

13.	Related-Party Transactions

Except as disclosed below, there has not been any transaction or series of related transactions to which the Company was a participant during the years ended December 31, 2014 and 2013 involving an amount in excess of $120,000 and in which a related party to the Company had or will have a direct or indirect material interest.

During the year ended December 31, 2013, the Company sold to E. Wayne Kinsey III, a member of the Company’s board of directors, in a private placement, 8,333,334 shares of the Company’s common stock for an aggregate purchase price of $250,000, or $0.03 per share. The $0.03 per share price was the same price offered to other non-affiliated investors in the private placement of the Company’s common stock. See Note 13 – Stockholders’ Equity (Deficiency): Common Stock.

14.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2018. Each of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all utilities and other costs associated with those facilities, with certain exceptions. In each of the Company’s lease agreements the Company is not responsible for the payment of property taxes or property insurance, but is required to insure the contents of each facility. These lease agreements contain customary representations and warranties of the Company and subject the Company to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of December 31, 2014, the Company was not in default of any covenants contained in its lease agreements. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the lease agreements.

Future minimum lease payments under all of the Company’s operating leases at December 31, 2014 are as follows:

Year Ending December 31,	Amount

2015	$134,050
2016	137,400
2017 and thereafter	117,350
$388,800

Rent expense for these locations for the years ended December 31, 2014 and 2013 was $59,046 and $71,291, respectively.

Litigation with Crystal Enterprises

On January 12, 2012, a civil complaint was filed against the Company in the United States District Court for the Western District of Washington by Crystal Enterprises, Inc. In its complaint, Crystal alleged interference with prospective advantage or business expectancy, tortious interference with contract, breach of fiduciary duty, breach of non-disclosure agreement and breach of contact. Crystal’s allegations centered on discussions among the Company, Crystal, Pendred, Inc. (an affiliate of Crystal) and Biolize Products, LLC, regarding the establishment of a business relationship involving the distribution of Anolyte and Catholyte. Crystal sought monetary damages as well as attorney fees. The Company refuted all claims made by Crystal, including the monetary damages claimed by Crystal.

On June 26, 2013, the Company entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with Crystal and Pendred, Inc. related to the civil complaint in order to resolve the dispute and to avoid further litigation costs associated with defending the litigation. Pursuant to the Settlement Agreement, neither party admitted to any wrongdoing, the parties agreed to unconditional mutual releases regarding, among other things, all of the claims made by Crystal in the civil complaint and the Company issued 450,000 shares of common stock to Crystal (see Note 12). The total expense associated with the issuance of these shares was $26,550, representing the fair market value of the shares of common stock on the date of issuance to Crystal ($0.059 per share).

Litigation with Former Executive Vice President - Operations

On June 17, 2014, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina, by Marion Sofield, the Company’s former Executive Vice President - Operations. In her complaint, Ms. Sofield alleges breach of contract and fraud/fraudulent inducement by the Company against her with regard to her employment agreement and the termination of her employment. Ms. Sofield also alleges the Company and Mr. Kinsey engaged in a civil conspiracy and unfair trade practices and that Mr. Kinsey engaged in tortious interference. Ms. Sofield claims that she is owed additional compensation under her terminated employment agreement, and is seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On July 18, 2014, the Company filed a motion to dismiss this state court action due to the binding arbitration clause contained in Ms. Sofield’s employment agreement that applies to a majority of the allegations in the complaint. On December 8, 2014, the court entered a consent order that: (a) granted the Company’s request to compel binding arbitration of the breach of contract and fraud claims; and (b) stayed the remaining causes of action in the South Carolina state court until the aforementioned binding arbitration process is complete.

The Company does not believe there is any merit to Ms. Sofield’s allegations and will continue to vigorously defend this action.

15.	Subsequent Events

Sale of Common Stock and Common Stock Units

On February 9, 2015, the Company sold (a) an aggregate of 36,500,000 shares of the Company’s common stock for an aggregate purchase price of $1,460,000, or $0.04 per share, and (b) common stock units that in aggregate consisted of 7,575,758 shares of its common stock and warrants to purchase 3,787,880 shares of its common stock for an aggregate purchase price of $500,000, or $0.066 per share. The Company paid an aggregate of $68,300 of offering costs in cash and issued 1,055,303 shares of common stock to non-affiliated third parties as payment of $56,000 of offering costs related to these sales of common stock and common stock units.

The warrants have a three-year term, are exercisable at $0.066 per share and were fully vested at the date of issuance. In addition, the warrants are callable by the Company in the event that the closing price of its common stock for at least fifteen trading days in any consecutive twenty trading day period is equal to or greater than $0.132, provided that at least six months has lapsed from the issuance date of the warrants.

Issuance of Common Stock to Executive Officers

On March 25, 2015, the Company issued an aggregate of 5,683,000 shares of common stock as stock-based compensation to its executive officers as follows: David R. LaVance, President and Chief Executive Officer – 3,613,250 shares; and Thomas S. Gifford, Executive Vice President and Chief Financial Officer – 2,069,750 shares.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.4	7% Secured Promissory Note in the principal amount of $152,000 issued by I.E.T., Inc. to Benchmark Performance Group, Inc. dated June 17, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

10.4*	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

E-1

Exhibit No.	Description
10.5*	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 7, 2014).

10.7	Building Lease Agreement, dated November 1, 2014, by and between I.E.T., Inc. and Culy Hawkins.

10.8	Building Lease Agreement, dated November 14, 2014, by and between I.E.T., Inc. and Duchesne Crossing, LLC.

10.9*	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.10*	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.11	Asset Purchase Agreement, dated as of June 17, 2013, by and between I.E.T., Inc. and Benchmark Performance Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-2

Exhibit No.	Description
101**	The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of stockholders’ equity (deficiency); (iv) consolidated statements of cash flows; and (v) notes to the consolidated financial statements.

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