Form 10-Q
period 2015-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2015-05-12
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of May 8, 2015, there were 304,164,263 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated balance sheet as of March 31, 2015 and the related consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results of the entire fiscal year or of any other period.

Integrated Environmental Technologies, Ltd.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash	$1,629,158	$371,292
Accounts receivable	96,539	37,098
Prepaid expenses	19,747	11,780
Inventory	95,706	117,690
Other receivable	-	111,200
Total current assets	1,841,150	649,060

Property and equipment, net	276,163	259,468
Total assets	$2,117,313	$908,528

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$255,486	$154,167
Accrued expenses	303,310	403,520
Customer deposits	2,000	2,000
Convertible debentures	501,125	501,125
Note payable	26,829	46,546
Total current liabilities	1,088,750	1,107,358

Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $.001 par value; 400,000,000 shares authorized; 303,992,835 and 253,178,774 shares issued and outstanding, respectively	303,993	253,179
Additional paid-in capital	23,501,035	21,262,811
Accumulated deficit	(22,776,465)	(21,714,820)
Total stockholders’ equity (deficiency)	1,028,563	(198,830)
Total liabilities and stockholders’ equity (deficiency)	$2,117,313	$908,528

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Sales	$144,077	$12,061
Leasing and licensing fees	6,000	6,000
	150,077	18,061
Cost of sales	56,430	4,245

Gross profit	93,647	13,816

Operating expenses:
General and administrative	587,709	297,477
Sales and marketing	422,682	160,367
Research and development	134,010	60,890
	1,144,401	518,734

Loss from operations	(1,050,754)	(504,918)

Other income (expense):
Interest income	120	-
Interest expense	(11,011)	(12,281)
Total other income (expense)	(10,891)	(12,281)

Net loss	$(1,061,645)	$(517,199)

Net loss per share, basic and diluted	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	279,195,053	230,424,912

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,061,645)	$(517,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,608	21,354
Stock-based compensation expense	375,088	30,437
Changes in operating assets and liabilities:
Accounts receivable	(59,441)	4,478
Inventory	(2,267)	(4,099)
Prepaid expenses	(7,967)	19,039
Other receivable	111,200	-
Accounts payable	101,319	72,035
Accrued expenses	(100,210)	(9,118)
Net cash used in operating activities	(621,315)	(383,073)
Cash flows from investing activity:
Purchase of equipment	(15,052)	-
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,913,950	25,200
Repayment of note payable	(19,717)	(18,387)
Net cash provided by financing activities	1,894,233	6,813
Increase (decrease) in cash	1,257,866	(376,260)
Cash - beginning of period	371,292	1,049,399
Cash - end of period	$1,629,158	$673,139
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,909	$2,139
Cash paid for income taxes	$900	$700
Non-cash operating activity:
Issuance of 206,250 shares of common stock, respectively, as payment of director fees	$-	$16,500
Noncash financing activities:
Issuance of 1,055,303 shares of common stock as payment of offering costs related to private placements	$56,000	$-
Issuance of warrants to purchase 1,450,303 shares of common stock as payment of offering costs related to private placements	$47,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had working capital of $752,400 and an accumulated deficit of $22,776,465 as of March 31, 2015. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not anticipate establishing any lending relationships with commercial banks in the foreseeable future due to its limited operations and assets. The Company continues to execute its primary strategy of selling its anolyte disinfecting solution under the Excelyte® brand name to fund its operations and is focused on obtaining additional capital through the private placement of its securities. The Company is pursuing potential equity and/or debt investors and, from time to time, has engaged placement agents to assist it in this initiative. While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts. If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company. Any additional equity financing may result in substantial dilution to the Company’s stockholders.

2. Inventory

As of March 31, 2015 and December 31, 2014, inventory consisted of parts and materials totaling $95,706 and $117,690, respectively.

3. Property and Equipment

As of March 31, 2015 and December 31, 2014, property and equipment, on a net basis, consisted of the following:

	March 31, 2015	December 31, 2014
Leasehold improvements	$328,977	$328,977
Equipment	476,807	437,504
	805,784	766,481
Less: Accumulated depreciation	(529,621)	(507,013)
	$276,163	$259,468

4. Accrued Expenses

As of March 31, 2015 and December 31, 2014, accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accrued compensation	$232,979	$253,305
Accrued penalty	-	87,344
Accrued interest (see Note 5)	37,453	27,321
Accrued professional fees	2,750	22,000
Accrued consulting fees and other expenses	30,128	13,550
	$303,310	$403,520

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

During each of the three months ended March 31, 2015 and 2014, the Company recorded a total of $740 of interest expense related to this convertible debenture. As of March 31, 2015 and December 31, 2014, the outstanding principal on this convertible debenture was $25,000, which was included as a component of current convertible debentures, and the accrued and unpaid interest was $14,181 and $13,441, respectively, which was included as a component of accrued expenses (see Note 4).

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

During each of the three months ended March 31, 2015 and 2014, the Company recorded $9,392 of interest expense related to the Zanett August 2012 Debenture. As of March 31, 2015 and December 31, 2014, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was included as a component of current convertible debentures, and the accrued and unpaid interest was $23,272 and $13,880, respectively, which was included as a component of accrued expenses (see Note 4).

6. Note Payable

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

For the three months ended March 31, 2015 and 2014, the Company recorded $6,852 and $2,029, respectively, of interest expense related to the Benchmark Note. As of March 31, 2015 and December 31, 2014, the outstanding principal on the Benchmark Note was $26,829 and $46,546, respectively.

7. Stockholders’ Equity (Deficiency)

Common Stock

Sale of Common Stock and Common Stock Units

On February 9, 2015, the Company sold (a) an aggregate of 36,500,000 shares of common stock for an aggregate purchase price of $1,460,000, or $0.04 per share, and (b) common stock units that in aggregate consisted of 7,575,758 shares of common stock and warrants to purchase 3,787,880 shares of common stock for an aggregate purchase price of $500,000, or $0.066 per share.

The warrants have a three-year term, are exercisable at $0.066 per share and were fully vested at the date of issuance. In addition, the warrants are callable by the Company in the event that the closing price of its common stock for at least fifteen trading days in any consecutive twenty-trading-day period is equal to or greater than $0.132, provided that at least six months have lapsed from the issuance date of the warrants (see Warrants to Purchase Common Stock).

The Company paid an aggregate of $46,050 of offering costs in cash, issued an aggregate of 1,055,303 shares of common stock as payment of $56,000 of offering costs and issued warrants to purchase an aggregate of 1,450,303 shares of common stock (see Warrants to Purchase Common Stock), to non-affiliated third parties, related to these sales of common stock and common stock units.

Issuance of Common Stock to Executive Officers

On March 25, 2015, the Company issued an aggregate of 5,683,000 shares of common stock as stock-based compensation to its executive officers as follows: David R. LaVance, President and Chief Executive Officer – 3,613,250 shares; and Thomas S. Gifford, Executive Vice President and Chief Financial Officer – 2,069,750 shares. The total stock-based compensation expense associated with the issuance of these shares of common stock was $374,510.

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of March 31, 2015, stock options to purchase 3,846,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

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

The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. Effective February 25, 2015, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 37,950,000 shares. As of March 31, 2015, options to purchase 450,000 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 37,500,000 shares of the Company’s common stock remain available for awards under the 2012 Equity Incentive Plan.

Common stock grants and stock option awards under the Equity Incentive Plans were granted or issued at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company’s common stock on the date of grant or issuance. Stock options granted and outstanding to date consist of both incentive stock options and non-qualified stock options.

A summary of stock option transactions under the Equity Incentive Plans during the three months ended March 31, 2015 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,846,920	$0.15	$-
Granted during the period	450,000	$0.08	-
Exercised during the period	-	-	-
Terminated during the period	(1,000,000)	-	-
Outstanding at March 31, 2015	4,296,920	$0.16	$-
Exercisable at March 31, 2015	3,934,420	$0.16	$-
Exercisable at December 31, 2014	3,846,920	$0.16	$-

The fair value of stock options granted during the three months ended March 31, 2015 was $21,613 and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$0.08
Grant date stock price	$0.076
Expected volatility	137%
Risk-free interest rates	2.08%
Risk of forfeiture	35%
Expected life (in years)	10
Dividend yield	0.00%

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

Information with respect to stock options outstanding and stock options exercisable as of March 31, 2015 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.08	450,000	$0.08	9.9	87,500	$0.08	9.9
$0.10	2,180,253	$0.10	3.9	2,180,253	$0.10	3.9
$0.20	833,333	$0.20	7.0	833,333	$0.20	7.0
$0.30	833,334	$0.30	7.0	833,334	$0.30	7.0
	4,296,920	$0.16	5.7	3,934,420	$0.16	5.4

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of March 31, 2015 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	1,000,000	$0.09
Granted during the period	450,000	$0.08
Vested during the period	(87,500)	$0.08
Terminated during the period	(1,000,000)	$0.09
Non-vested at March 31, 2015	362,500	$0.08

As of March 31, 2015, there was $21,035 of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of thirty-eight months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the three months ended March 31, 2015 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2014	28,908,878	$0.12	$42,006
Issued during the period	5,238,183	$0.065	-
Exercised during the period	-	-	-
Terminated during the period	(10,675,000)	$0.12	-
Outstanding at March 31, 2015	23,472,061	$0.10	$79,974
Exercisable at March 31, 2015	23,472,061	$0.10	$79,974
Exercisable at December 31, 2014	28,908,878	$0.12	$42,006

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors. Such exercise prices are generally not less than the quoted market price of the Company’s common stock on the date of issuance. Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

The fair value of the warrants issued during the three months ended March 31, 2015 was $168,813 and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$0.06 - $0.066
Grant date stock price	$0.067
Expected volatility	128%
Risk-free interest rates	0.87%
Risk of forfeiture	35%
Expected life (in years)	3
Dividend yield	0.00%

Information with respect to warrants outstanding and warrants exercisable at March 31, 2015 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.03 - 0.04	1,151,567	1.8	$0.04	1,151,567	1.8	$0.04
$0.06 - 0.07	10,344,244	4.2	$0.07	10,344,244	4.2	$0.07
$0.08 - 0.09	6,320,000	6.1	$0.09	6,320,000	6.1	$0.09
$0.20	5,656,250	0.5	$0.20	5,656,250	0.5	$0.20
	23,472,061	3.7	$0.10	23,472,061	3.7	$0.10

As of March 31, 2015, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

8. Stock-Based Compensation

During the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
General and administrative	$187,357	$26,837
Sales and marketing	131,554	2,520
Research and development	56,177	1,080
Total	$375,088	$30,437

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense related to common stock and stock options granted to employees and directors of $375,088 and $10,437, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense related to common stock and warrants granted to non-employees of $0 and $20,000, respectively.

9. Net Loss Per Common Share

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

For the three months ended March 31, 2015, diluted net loss per share did not include the effect of 4,296,920 shares of common stock issuable upon the exercise of outstanding stock options, 23,472,061 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

10. Commitments and Contingencies

Litigation with Former Executive Vice President – Operations

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

Products

We produce Anolyte that is effective as a disinfectant without leaving a harmful residue. The naturally occurring properties and less-corrosive nature of Anolyte make it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers. Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite. Anolyte is used in the oil and gas market as a hydrogen sulfide scavenger/eliminator and biocide. Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella enterica, Pseudomonas aeruginosa, Staphylococcus aureus, methicillin-resistant Staphylococcus aureus (MRSA) and H1NI influenza virus (swine flu). Anolyte also kills hospital-acquired pathogens such as Clostridium difficile spores (C. diff) and vancomycin-resistant enterococci (VRE) as well as a carbapenem-resistant enterobacteriaceae (CRE) known as Klebsiella pneumoniae (NDM-1). Further, the high-risk blood-borne pathogen human immunodeficiency virus (HIV) and the food-borne pathogens Listeria monocytogenes and Escherichia coli (E. coli) are killed by Anolyte. We also produce Catholyte, an anti-oxidizing and mild alkaline solution that is effective as a degreaser and cleaner.

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

We are primarily focused on selling Excelyte® in the oil and gas production market. While our emphasis on the oil and gas market has required the dedication of a majority of our resources, we are also interested in the healthcare facilities and food production markets, where we plan to collaborate with other parties who can assist us in the development, marketing and distribution of Excelyte®.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the consolidated financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the critical accounting policies.

Results of Operations

Revenue. Total revenue for the three months ended March 31, 2015 was $150,077, as compared to $18,061 for the three months ended March 31, 2014. The $132,016, or 731%, increase in revenue for the three months ended March 31, 2015 was primarily due to a $118,513 increase in Excelyte® sales primarily to oil and gas customers in the Uinta and Permian Basins as we continue our expansion into oil and gas market and a $10,223 increase in sales of EcaFlo™ equipment parts and related supplies.

Cost of Sales. Cost of sales for the three months ended March 31, 2015 was $56,430, as compared to $4,245 for the three months ended March 31, 2014. The $52,185 increase in cost of sales for the three months ended March 31, 2015 was primarily attributable to the increase in sales of EcaFlo™ equipment parts with higher costs and the increase in Excelyte® sales to oil and gas customers which are incurring a higher amount of cost of sales due to initial operating costs associated with producing Excelyte® at our production facilities.

Gross Profit. For the three months ended March 31, 2015 and 2014, gross profit margins were 62% and 76%, respectively.

General and Administrative Expenses. For the three months ended March 31, 2015, general and administrative expenses were $587,709, as compared to $297,477 for the three months ended March 31, 2014. The $290,232, or 98%, increase in general and administrative expenses for the three months ended March 31, 2015 was primarily the result of a $183,757 increase in stock-based compensation expense for employees, a $56,325 increase in consulting fees related to investor and public relations, a $24,895 increase in travel expense related to fundraising and business development activities, a $12,229 increase in legal fees related to corporate activities and a $10,500 increase in director compensation, offset by a $20,000 decrease in stock-based compensation expense for consultants.

Sales and Marketing Expenses. For the three months ended March 31, 2015, sales and marketing expenses were $422,682, as compared to $160,367 for the three months ended March 31, 2014. The $262,315, or 164%, increase in sales and marketing expenses for the three months ended March 31, 2015 was primarily the result of a $129,034 increase in stock-based compensation expense for employees, a $63,387 increase in employee payroll and associated benefit costs related to new employees, a $59,687 increase in sales and well testing supplies and a $24,895 increase in travel expense related to sales activities, offset by a $51,618 decrease in marketing expense primarily related to the Company’s web site and product branding initiatives.

Research and Development Expenses. For the three months ended March 31, 2015, research and development expenses were $134,010, as compared to $60,890 for the three months ended March 31, 2014. The $73,120, or 120%, increase in research and development expenses for the three months ended March 31, 2015 was primarily the result of a $55,097 increase in stock-based compensation expense for employees and a $16,685 increase in laboratory testing fees.

Loss from Operations. For the three months ended March 31, 2015, the loss from operations was $1,057,954, as compared to $504,918 for the three months ended March 31, 2014. The $545,836, or 108%, increase in the loss from operations for the three months ended March 31, 2015 was attributable to a $290,232 increase in general and administrative expenses, a $262,315 increase in sales and marketing expenses and a $73,120 increase in research and development expenses. These increases were primarily due to the $344,651 increase in stock-based compensation to employees.

Interest Expense. For the three months ended March 31, 2015, interest expense was $11,011, as compared to $12,281 for the three months ended March 31, 2014. The $1,270, or 10%, decrease in interest expense for the three months ended March 31, 2015 was primarily attributable to the decrease in interest expense related to a note payable for an equipment purchase.

Net Loss. For the three months ended March 31, 2015, the Company’s net loss was $1,061,645, as compared to $517,199 for the three months ended March 31, 2014. The $544,446, or 105%, increase in the net loss for the three months ended March 31, 2015 was primarily attributable to a $290,232 increase in general and administrative expenses, a $262,315 increase in sales and marketing expenses and a $73,120 increase in research and development expenses. These increases were primarily due to the $344,651 increase in stock-based compensation to employees.

Liquidity and Capital Resources

As of March 31, 2015, IET had working capital of $752,400 and cash on hand of $1,629,158. The $1,257,866 increase in cash on hand from December 31, 2014 was primarily due to the receipt of $1,913,950 of net proceeds from the sale of our common stock and common stock units, offset by $19,717 of payments on a note payable and our continuing operating expenses.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock.

As of May 8, 2015, our cash position was approximately $1,274,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately eight months from the filing date of this quarterly report on Form 10-Q. We have no lending relationships with commercial banks and are dependent on our ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations. While we are working toward attaining profitability for our continuing operations and pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts. From time to time, we engage placement agents to assist us in our financing initiatives. Any additional equity financing may result in substantial dilution to our stockholders. If we are unable to attain profitable operations or secure additional capital, we will explore strategic alternatives, including, but not limited to, the possible sale of IET. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2014, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2015, other than those set forth below or otherwise reported on Forms 8-K filed by IET during the three months ended March 31, 2015.

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

Item 3. Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000. This convertible debenture matured on January 2, 2009 and remains unpaid. The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock, at the option of the holder, at a conversion price of $0.40 per share. An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture. As of March 31, 2015, the accrued and unpaid interest on this convertible debenture was $14,181.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

May 12, 2015	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

May 12, 2015	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.4	7% Secured Promissory Note in the principal amount of $152,000 issued by I.E.T., Inc. to Benchmark Performance Group, Inc. dated June 17, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

10.4	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

E-1

Exhibit No.	Description

10.5	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 7, 2014).

10.7	Building Lease Agreement, dated November 1, 2014, by and between I.E.T., Inc. and Culy Hawkins (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.8	Building Lease Agreement, dated November 14, 2014, by and between I.E.T., Inc. and Duchesne Crossing, LLC (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.9	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.10	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.11	Asset Purchase Agreement, dated as of June 17, 2013, by and between I.E.T., Inc. and Benchmark Performance Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

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