Form 10-Q
period 2015-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2015-08-03
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, there were 304,164,263 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated balance sheet as of June 30, 2015 and the related consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results of the entire fiscal year or of any other period.

Integrated Environmental Technologies, Ltd.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$978,976	$371,292
Accounts receivable	73,616	37,098
Prepaid expenses	11,611	11,780
Inventory	150,741	117,690
Other receivable	—	111,200
Total current assets	1,214,944	649,060

Property and equipment, net	271,556	259,468

Total assets	$1,486,500	$908,528

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$326,700	$154,167
Accrued expenses	202,066	403,520
Customer deposits	2,000	2,000
Convertible debentures	501,125	501,125
Note payable	6,766	46,546
Total current liabilities	1,038,657	1,107,358

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $.001 par value; 600,000,000 shares authorized; 304,164,263 and 253,178,774 shares issued and outstanding, respectively	304,164	253,179
Additional paid-in capital	23,581,154	21,262,811
Accumulated deficit	(23,437,475)	(21,714,820)

Total stockholders’ equity (deficiency)	447,843	(198,830)

Total liabilities and stockholders’ equity (deficiency)	$1,486,500	$908,528

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Sales	$151,545	$42,382	$295,622	$54,444
Leasing and licensing fees	6,000	6,000	12,000	12,000
	157,545	48,382	307,622	66,444
Cost of sales	52,411	27,486	108,840	31,731

Gross profit	105,134	20,896	198,782	34,713

Operating expenses:
General and administrative	446,286	279,582	1,033,995	577,059
Sales and marketing	249,837	121,855	672,519	282,222
Research and development	59,169	51,001	193,179	111,891
	755,292	452,438	1,899,693	971,172

Loss from operations	(650,158)	(431,542)	(1,700,911)	(936,459)

Other income (expense):
Interest income	271	—	390	—
Interest expense	(11,123)	(12,735)	(22,134)	(25,017)
Total other income (expense)	(10,852)	(12,735)	(21,744)	(25,017)

Net loss	$(661,010)	$(444,277)	$(1,722,655)	$(961,476)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	304,160,495	230,778,176	291,746,739	230,602,520

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,722,655)	$(961,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,965	42,708
Stock-based compensation expense	443,378	49,188
Changes in operating assets and liabilities:
Accounts receivable	(36,518)	478
Inventory	(68,276)	(864)
Prepaid expenses	169	15,248
Other receivable	111,200	—
Accounts payable	184,533	88,949
Accrued expenses	(201,454)	1,659
Customer deposits	—	—
Net cash used in operating activities	(1,242,658)	(764,110)

Cash flows used in investing activity:
Purchase of equipment	(23,828)	—

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,913,950	25,200
Repayment of note payable	(39,780)	(30,825)
Net cash provided by (used in) financing activities	1,874,170	(5,625)

Increase (decrease) in cash	607,684	(769,735)
Cash - beginning of period	371,292	1,049,399
Cash - end of period	$978,976	$279,664

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,504	$4,119
Cash paid for income taxes	$900	$700

Noncash operating activity:
Issuance of 171,428 and 206,250 shares of common stock, respectively, as payment of director fees	$12,000	$16,500

Noncash investing activity:
Parts and materials inventory used in production equipment	$35,225	$—

Noncash financing activities:
Issuance of 1,055,303 shares of common stock as payment of offering costs related to private placements	$56,000	$—
Issuance of warrants to purchase 1,450,303 shares of common stock as payment of offering costs related to private placements	$47,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had working capital of $176,287 and an accumulated deficit of $23,437,475 as of June 30, 2015. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.	Inventory

As of June 30, 2015 and December 31, 2014, inventory consisted of parts and materials totaling $150,741 and $117,690, respectively.

3.	Property and Equipment

As of June 30, 2015 and December 31, 2014, property and equipment, on a net basis, consisted of the following:

	June 30, 2015	December 31, 2014
Leasehold improvements	$330,953	$328,977
Equipment	494,581	437,504
	825,534	766,481
Less: Accumulated depreciation	(553,978)	(507,013)
	$271,556	$259,468

4.	Accrued Expenses

As of June 30, 2015 and December 31, 2014, accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accrued compensation	$116,455	$253,305
Accrued penalty	—	87,344
Accrued interest (see Note 5)	47,697	27,321
Accrued professional fees	2,750	22,000
Accrued consulting fees and other expenses	35,164	13,550
	$202,066	$403,520

5.	Convertible Debentures

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

During each of the three and six months ended June 30, 2015 and 2014, the Company recorded a total of $740 and $1,488, respectively, of interest expense related to this convertible debenture. As of June 30, 2015 and December 31, 2014, the outstanding principal on this convertible debenture was $25,000, which was included as a component of convertible debentures, and the accrued and unpaid interest was $14,929 and $13,441, respectively, which was included as a component of accrued expenses (see Note 4).

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

During each of the three and six months ended June 30, 2015 and 2014, the Company recorded $9,496 and $18,888, respectively, of interest expense related to the Zanett August 2012 Debenture. As of June 30, 2015 and December 31, 2014, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was included as a component of convertible debentures, and the accrued and unpaid interest was $32,768 and $13,880, respectively, which was included as a component of accrued expenses (see Note 4).

6.	Note Payable

On June 17, 2013, the Company and Benchmark Performance Group, Inc. (“Benchmark”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), whereby the Company purchased nineteen EcaFlo® machines owned by Benchmark as well as the rights to the Excelyte® trademark and certain other intangible assets. The purchase price for the nineteen EcaFlo® machines, the Excelyte® trademark and other intangible assets was $190,000.

The Company paid $38,000 in conjunction with the closing of the Asset Purchase Agreement and issued a promissory note with a principal balance of $152,000 (the “Benchmark Note”). The Benchmark Note bears interest at a rate of 7% per annum and requires the Company to make twenty-four monthly payments of $6,805 commencing August 1, 2013. The Benchmark Note is secured by the nineteen EcaFlo® machines.

For the three and six months ended June 30, 2015, the Company recorded $353 and $1,053, respectively, of interest expense related to the Benchmark Note. For the three and six months ended June 30, 2014, the Company recorded $1,706 and $3,735, respectively, of interest expense related to the Benchmark Note. As of June 30, 2015 and December 31, 2014, the outstanding principal on the Benchmark Note was $6,766 and $46,546, respectively.

7.	Stockholders’ Equity (Deficiency)

Common Stock

On April 3, 2015, the Company issued an aggregate of 171,428 shares of its common stock, at a per share price of $0.07, as settlement of $12,000 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing July 1, 2014 through December 31, 2014. The quoted market price of the Company’s common stock on April 3, 2015, the date the issuance was approved by the Company’s board of directors, was $0.07 per share.

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of June 30, 2015, stock options to purchase 3,846,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

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

The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. Effective February 25, 2015, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 37,950,000 shares. As of June 30, 2015, options to purchase 2,518,150 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 35,431,850 shares of the Company’s common stock remain available for awards under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the six months ended June 30, 2015 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at December 31, 2014	4,846,920	$0.15	$—
Granted during the period	2,518,150	$0.07	—
Exercised during the period	—	—	—
Terminated during the period	(1,000,000)	$0.09	—
Outstanding at June 30, 2015	6,365,070	$0.13	$—
Exercisable at June 30, 2015	5,482,534	$0.14	$—
Exercisable at December 31, 2014	3,846,920	$0.16	$—

The fair value of stock options granted during the six months ended June 30, 2015 was $101,762 and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$0.07 - $0.08
Grant date stock price	$0.07 - $0.076
Expected volatility	128% - 137%
Risk-free interest rates	1.26% - 2.08%
Risk of forfeiture	35%
Expected life (in years)	5 - 10
Dividend yield	0.00%

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

Information with respect to stock options outstanding and stock options exercisable as of June 30, 2015 is as follows:

				Stock Options Exercisable
	Stock Options Outstanding			Number of
Exercise Prices	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.07	2,068,150	$0.07	4.8	1,548,114	$0.07	4.8
$0.08	450,000	$0.08	9.7	87,500	$0.08	9.7
$0.10	2,180,253	$0.10	3.7	2,180,253	$0.10	3.7
$0.20	833,333	$0.20	6.8	833,333	$0.20	6.8
$0.30	833,334	$0.30	6.8	833,334	$0.30	6.8
	6,365,070	$0.13	3.0	5,482,534	$0.14	5.0

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of June 30, 2015 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested at December 31, 2014	1,000,000	$0.09
Granted during the period	2,518,150	$0.07
Vested during the period	(1,635,614)	$0.07
Terminated during the period	(1,000,000)	$0.09
Non-vested at June 30, 2015	882,536	$0.07

As of June 30, 2015, there was $32,893 of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of twenty-three months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the six months ended June 30, 2015 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at December 31, 2014	28,908,878	$0.12	$42,006
Issued during the period	5,238,183	$0.065	—
Exercised during the period	—	—	—
Terminated during the period	(11,706,250)	$0.13	—
Outstanding at June 30, 2015	22,440,811	$0.10	$3,459
Exercisable at June 30, 2015	22,440,811	$0.10	$3,459
Exercisable at December 31, 2014	28,908,878	0.12	$42,006

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors. Such exercise prices are generally not less than the quoted market price of the Company’s common stock on the date of issuance. Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

The fair value of the warrants issued during the six months ended June 30, 2015 was $168,813 and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$0.06 - $0.066
Grant date stock price	$0.067
Expected volatility	128%
Risk-free interest rates	0.87%
Risk of forfeiture	35%
Expected life (in years)	3
Dividend yield	0.00%

Information with respect to warrants outstanding and warrants exercisable at June 30, 2015 is as follows:

				Warrants Exercisable
	Warrants Outstanding			Number of
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share

$0.03 - 0.04	1,151,567	1.5	$0.04	1,151,567	1.5	$0.04
$0.06 - 0.07	10,344,244	3.9	$0.07	10,344,244	3.9	$0.07
$0.08 - 0.09	6,320,000	5.8	$0.09	6,320,000	5.8	$0.09
$0.20	4,625,000	0.2	$0.20	4,625,000	0.2	$0.20
	22,440,811	3.6	$0.10	22,440,811	3.6	$0.10

As of June 30, 2015, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

8.	Stock-Based Compensation

During the three and six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative	$66,894	$15,111	$254,251	$41,948
Sales and marketing	1,396	2,548	132,951	5,068
Research and development	—	1,092	56,176	2,172
	$68,290	$18,751	$443,378	$49,188

For the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense related to common stock and stock options granted to employees and directors of $68,290 and $443,378, respectively. For the three and six months ended June 30, 2015, the Company did not record any stock-based compensation expense for non-employees.

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

For the three and six months ended June 30, 2015, diluted net loss per share did not include the effect of 6,365,070 shares of common stock issuable upon the exercise of outstanding stock options, 22,440,811 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

IET markets its products and equipment under the umbrella brand name, EcoTreatments™. IET produces a hypochlorous acid solution (“Anolyte”) as well as an anti-oxidizing, mildly alkaline solution (“Catholyte”), that provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use. IET markets and sells Anolyte under the brand name, Excelyte® and markets Catholyte under the brand name, Catholyte Zero™. The majority of IET’s sales and marketing efforts are focused on Excelyte®. IET manufactures proprietary equipment, which it markets under the brand name EcaFlo®, to produce Anolyte and Catholyte for distribution by IET and, under certain circumstances, such equipment is leased by IET to customers for use at their facilities.

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

IET will also lease EcaFlo® equipment to a customer in certain situations if the customer’s business model and required volume of Anolyte or Catholyte warrants such an arrangement. Under this type of arrangement, we lease our EcaFlo® equipment and provide service support for a fixed monthly amount plus royalty payments for the Anolyte and Catholyte produced by the customer. We also license to certain customers the right to utilize our intellectual property pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of Anolyte and Catholyte produced by our EcaFlo® equipment. We currently have no active lease arrangements and have one active license agreement.

Business Strategy

We seek long-term relationships and commitments directly with our targeted customers and distributors. Our business model is focused on selling Anolyte and Catholyte directly to customers. In certain situations, a customer’s business model and required volume of Anolyte and Catholyte may necessitate the placement of our EcaFlo® equipment at the customer’s facility. In these situations, we would lease the EcaFlo® equipment to the customer, maintaining ownership of the EcaFlo® equipment.

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

Results of Operations

Revenue. Total revenue for the three months ended June 30, 2015 was $157,545, as compared to $48,382 for the three months ended June 30, 2014. The $109,163, or 226%, increase in revenue for the three months ended June 30, 2015 was mainly due to a $130,476 increase in Excelyte® sales primarily to oil and gas customers in the Uinta and Permian Basins as we continue our expansion into the oil and gas market, offset by a $20,804 decrease in sales of EcaFlo® equipment parts and related supplies.

Total revenue for the six months ended June 30, 2015 was $307,622, as compared to $66,444 for the six months ended June 30, 2014. The $241,178, or 363%, increase in revenue for the six months ended June 30, 2015 was mainly due to a $248,989 increase in Excelyte® sales primarily to oil and gas customers in the Uinta and Permian Basins as we continue our expansion into the oil and gas market, offset by a $10,582 decrease in sales of EcaFlo® equipment parts and related supplies.

Cost of Sales. Cost of sales for the three months ended June 30, 2015 was $52,410, as compared to $27,486 for the three months ended June 30, 2014. The $24,924, or 91%, increase in cost of sales for the three months ended June 30, 2015 was primarily attributable to the increase in Excelyte® sales to oil and gas customers.

Cost of sales for the six months ended June 30, 2015 was $108,840, as compared to $31,731 for the six months ended June 30, 2014. The $77,109, or 243%, increase in cost of sales for the six months ended June 30, 2015 was primarily attributable to the increase in Excelyte® sales to oil and gas customers.

Gross Profit. For the three months ended June 30, 2015 and 2014, gross profit margins were 67% and 43%, respectively. For the six months ended June 30, 2015 and 2014, gross profit margins were 65% and 52%, respectively.

General and Administrative Expenses. For the three months ended June 30, 2015, general and administrative expenses were $446,286, as compared to $279,582 for the three months ended June 30, 2014. The $166,704, or 60%, increase in general and administrative expenses for the three months ended June 30, 2015 was mainly the result of a $51,783 increase in stock-based compensation expense primarily related to directors, a $26,899 increase in travel expense primarily related to fundraising and business development activities, a $26,744 increase in consulting fees primarily related to investor and public relations, a $22,896 increase in expenses related to the annual meeting of stockholders, a $12,650 increase in director compensation primarily related to an increase in the number of directors and a $7,417 increase in legal fees primarily related to general corporate activities and the annual meeting of stockholders.

For the six months ended June 30, 2015, general and administrative expenses were $1,033,995, as compared to $577,059 for the six months ended June 30, 2014. The $456,936, or 79%, increase in general and administrative expenses for the six months ended June 30, 2015 was mainly the result of a $212,303 increase in stock-based compensation expense primarily related to employees and directors, an $83,069 increase in consulting fees primarily related to investor and public relations, a $51,794 increase in travel expense primarily related to fundraising and business development activities, a $23,150 increase in director compensation primarily related to an increase in the number of directors, a $22,896 increase in expenses related to the annual meeting of stockholders and a $19,647 increase in legal fees primarily related to general corporate activities and the annual meeting of stockholders.

Sales and Marketing Expenses. For the three months ended June 30, 2015, sales and marketing expenses were $249,837, as compared to $121,855 for the three months ended June 30, 2014. The $127,982, or 105%, increase in sales and marketing expenses for the three months ended June 30, 2015 was mainly the result of a $58,221 increase in employee payroll and associated benefit costs primarily related to new employees, a $26,899 increase in travel expense related to sales activities, a $14,203 increase in sales and well testing supplies, a $10,043 increase in consulting fees primarily related to sales activities and a $9,975 increase in rent expense related to additional facilities.

For the six months ended June 30, 2015, sales and marketing expenses were $672,519, as compared to $282,222 for the six months ended June 30, 2014. The $390,297, or 138%, increase in sales and marketing expenses for the six months ended June 30, 2015 was mainly the result of a $127,883 increase in stock-based compensation expense for employees, a $115,659 increase in employee payroll and associated benefit costs primarily related to new employees, a $73,890 increase in sales and well testing supplies, a $51,794 increase in travel expense related to sales activities and an $18,775 increase in rent expense related to additional facilities, offset by a $36,687 decrease in consulting expenses primarily related to the Company’s web site and product branding initiatives.

Research and Development Expenses. For the three months ended June 30, 2015, research and development expenses were $59,169, as compared to $51,001 for the three months ended June 30, 2014. The $8,168, or 16%, increase in research and development expenses for the three months ended June 30, 2015 was primarily the result of a $4,678 increase in consulting fees related to product development activities and a $3,500 increase in laboratory testing fees.

For the six months ended June 30, 2015, research and development expenses were $193,179, as compared to $111,891 for the six months ended June 30, 2014. The $81,288, or 73%, increase in research and development expenses for the six months ended June 30, 2015 was primarily the result of a $54,004 increase in stock-based compensation expense for employees and a $20,185 increase in laboratory testing fees.

Loss from Operations. For the three months ended June 30, 2015, the loss from operations was $650,158, as compared to $431,542 for the three months ended June 30, 2014. The $218,616, or 51%, increase in the loss from operations for the three months ended June 30, 2015 was attributable to a $166,704 increase in general and administrative expenses, a $127,982 increase in sales and marketing expenses and an $8,168 increase in research and development expenses, offset by an $84,238 increase in gross profit on sales.

For the six months ended June 30, 2015, the loss from operations was $1,700,911, as compared to $936,459 for the six months ended June 30, 2014. The $764,451, or 82%, increase in the loss from operations for the six months ended June 30, 2015 was attributable to a $456,936 increase in general and administrative expenses, a $390,297 increase in sales and marketing expenses and an $81,288 increase in research and development expenses, offset by a $164,069 increase in gross profit on sales.

Interest Expense. For the three months ended June 30, 2015, interest expense was $11,123, as compared to $12,735 for the three months ended June 30, 2014. The $1,612, or 13%, decrease in interest expense for the three months ended June 30, 2015 was primarily attributable to the decrease in interest expense related to a note payable for an equipment purchase.

For the six months ended June 30, 2015, interest expense was $22,134, as compared to $25,017 for the six months ended June 30, 2014. The $2,883, or 12%, decrease in interest expense for the three months ended June 30, 2015 was primarily attributable to the decrease in interest expense related to a note payable for an equipment purchase.

Net Loss. For the three months ended June 30, 2015, the Company’s net loss was $661,010, as compared to $444,277 for the three months ended June 30, 2014. The $216,733, or 49%, increase in the net loss for the three months ended June 30, 2015 was primarily attributable to a $166,704 increase in general and administrative expenses, a $127,982 increase in sales and marketing expenses and an $8,168 increase in research and development expenses, offset by an $84,238 increase in gross profit on sales.

For the six months ended June 30, 2015, the Company’s net loss was $1,722,655, as compared to $961,476 for the six months ended June 30, 2014. The $761,179, or 79%, increase in the net loss for the six months ended June 30, 2015 was primarily attributable to a $456,936 increase in general and administrative expenses, a $390,297 increase in sales and marketing expenses and an $81,288 increase in research and development expenses, offset by a $164,069 increase in gross profit on sales.

Liquidity and Capital Resources

As of June 30, 2015, IET had working capital of $176,287 and cash on hand of $978,976. The $607,684 increase in cash on hand from December 31, 2014 was primarily due to the receipt of $1,913,950 of net proceeds from the sale of our common stock and common stock units, offset by $39,780 of payments on a note payable, the purchase of $23,828 of equipment and our continuing operating expenses.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock.

As of August 1, 2015, our cash position was approximately $818,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately five months from the filing date of this quarterly report on Form 10-Q. We have no lending relationships with commercial banks and are dependent on our ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations. While we are working toward attaining profitability for our continuing operations and pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts. From time to time, we engage placement agents to assist us in our financing initiatives. Any additional equity financing may result in substantial dilution to our stockholders. If we are unable to attain profitable operations or secure additional capital, we will explore strategic alternatives, including, but not limited to, the possible sale of IET. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2014, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended June 30, 2015, other than those set forth below or otherwise reported on Forms 8-K filed by IET during the three months ended June 30, 2015.

On April 3, 2015, the Company issued an aggregate of 171,428 shares of its common stock, at a per share price of $0.07, as settlement of $12,000 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing July 1, 2014 through December 31, 2014. The quoted market price of the Company’s common stock on April 3, 2015, the date the issuance was approved by the Company’s board of directors, was $0.07 per share.

In connection with the issuances of the Company’s common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

On April 26, 2007, in a private placement, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000. This convertible debenture matured on January 2, 2009 and remains unpaid. The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock, at the option of the holder, at a conversion price of $0.40 per share. An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture. As of June 30, 2015, the accrued and unpaid interest on this convertible debenture was $14,929.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

August 3, 2015	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

August 3, 2015	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.4	7% Secured Promissory Note in the principal amount of $152,000 issued by I.E.T., Inc. to Benchmark Performance Group, Inc. dated June 17, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

10.4	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

E-1

Exhibit No.	Description

10.5	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 7, 2014).

10.7	Building Lease Agreement, dated November 1, 2014, by and between I.E.T., Inc. and Culy Hawkins (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.8	Building Lease Agreement, dated November 14, 2014, by and between I.E.T., Inc. and Duchesne Crossing, LLC (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.9	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.10	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.11	Asset Purchase Agreement, dated as of June 17, 2013, by and between I.E.T., Inc. and Benchmark Performance Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

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