Form 10-Q
period 2015-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2015-11-13
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, there were 304,164,263 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated condensed balance sheet as of September 30, 2015 and the related consolidated condensed statements of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated condensed financial statements pursuant to the rules and regulations of the SEC. The consolidated condensed financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following consolidated financial statements be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results of the entire fiscal year or of any other period.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$499,812	$371,292
Accounts receivable	69,128	37,098
Prepaid expenses and other	24,316	11,780
Inventory	119,199	117,690
Other receivable	—	111,200
Total current assets	712,455	649,060

Property and equipment, net	269,339	259,468
Total assets	$981,794	$908,528

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$437,661	$154,167
Accrued expenses	210,417	403,520
Customer deposits	2,000	2,000
Convertible debentures	501,125	501,125
Note payable	—	46,546
Total current liabilities	1,151,203	1,107,358

Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 600,000,000 shares authorized; 304,164,263 and 253,178,774 shares issued and outstanding, respectively	304,164	253,179
Additional paid-in capital	23,592,319	21,262,811
Accumulated deficit	(24,065,892)	(21,714,820)
Total stockholders’ deficiency	(169,409)	(198,830)
Total liabilities and stockholders’ deficiency	$981,794	$908,528

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Sales	$135,665	$39,545	$431,287	$93,988
Leasing and licensing fees	6,000	11,000	18,000	23,000
	141,665	50,545	449,287	116,988
Cost of sales	53,719	10,424	162,559	42,155

Gross profit	87,946	40,121	286,728	74,833

Operating expenses:
General and administrative	368,332	310,590	1,402,327	887,649
Sales and marketing	299,516	162,018	972,035	444,240
Research and development	37,200	52,187	230,379	164,078
	705,048	524,795	2,604,741	1,495,967

Loss from operations	(617,102)	(484,674)	(2,318,013)	(1,421,134)

Other income (expense):
Interest income	136	—	526	—
Interest expense	(11,451)	(11,844)	(33,585)	(36,860)
Total other income (expense)	(11,315)	(11,844)	(33,059)	(36,860)

Net loss	$(628,417)	$(496,518)	$(2,351,072)	$(1,457,994)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	304,164,263	239,470,030	295,931,399	233,590,838

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,351,072)	$(1,457,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,932	64,062
Stock-based compensation expense	454,543	66,778
Changes in operating assets and liabilities:
Accounts receivable	(32,030)	(18,098)
Inventory	(57,460)	3,305
Prepaid expenses and other	(12,536)	13,377
Other receivable	111,200	--
Accounts payable	295,494	127,638
Accrued expenses	(193,103)	17,615
Net cash used in operating activities	(1,717,032)	(1,183,317)
Cash flows used in investing activity:
Purchase of equipment	(21,852)	--
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,913,950	723,625
Repayment of note payable	(46,546)	(56,139)
Net cash provided by financing activities	1,867,404	667,486
Increase (decrease) in cash	128,520	(515,831)
Cash - beginning of period	371,292	1,049,399
Cash - end of period	$499,812	$533,568
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,593	$6,117
Cash paid for income taxes	$900	$700
Non-cash operating activity:
Issuance of 171,428 and 492,614 shares of common stock, respectively, as payment of director fees	$12,000	$32,250
Non-cash investing activity:
Parts and materials inventory used in production equipment	$55,951	$--
Non-cash financing activities:
Issuance of 1,055,303 shares of common stock as payment of offering costs related to private placements	$56,000	$--
Issuance of warrants to purchase 1,450,303 shares of common stock as payment of offering costs related to private placements	$47,100	$--

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $438,748 and an accumulated deficit of $24,065,892 as of September 30, 2015. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Inventory

As of September 30, 2015 and December 31, 2014, inventory consisted of parts and materials totaling $119,199 and $117,690, respectively.

3. Property and Equipment

As of September 30, 2015 and December 31, 2014, property and equipment, on a net basis, consisted of the following:

	September 30, 2015	December 31, 2014
Leasehold improvements	$328,977	$328,977
Equipment	515,307	437,504
	844,284	766,481
Less: Accumulated depreciation	(574,945)	(507,013)
	$269,339	$259,468

4. Accrued Expenses

As of September 30, 2015 and December 31, 2014, accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Accrued compensation	$116,455	$253,305
Accrued penalty	—	87,344
Accrued interest (see Note 5)	58,054	27,321
Accrued professional fees	5,500	22,000
Accrued consulting fees and other expenses	30,408	13,550
	$210,417	$403,520

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

During each of the three and nine months ended September 30, 2015 and 2014, the Company recorded a total of $756 and $2,244, respectively, of interest expense related to this convertible debenture. As of September 30, 2015 and December 31, 2014, the outstanding principal on this convertible debenture was $25,000, which was included as a component of convertible debentures, and the accrued and unpaid interest was $15,685 and $13,441, respectively, which was included as a component of accrued expenses (see Note 4).

Zanett Convertible Debenture

On August 21, 2012, the Company issued to Zanett Opportunity Fund, Ltd. an 8% convertible debenture in the amount of $476,125 (the “Zanett August 2012 Debenture”). The Zanett August 2012 Debenture has a three-year term maturing on August 21, 2015 and bears interest at a rate of 8% per annum. An aggregate of 4,761,250 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on the Zanett August 2012 Debenture. The Company has not made payment on the outstanding balance due on the Zanett August 2012 Debenture and, as a result, such obligation can be placed in default by the holder.

During each of the three and nine months ended September 30, 2015 and 2014, the Company recorded $9,601 and $28,489, respectively, of interest expense related to the Zanett August 2012 Debenture. As of September 30, 2015 and December 31, 2014, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was included as a component of convertible debentures, and the accrued and unpaid interest was $42,369 and $13,880, respectively, which was included as a component of accrued expenses (see Note 4).

6. Note Payable

On June 17, 2013, the Company issued a promissory note with a principal balance of $152,000 to Benchmark Performance Group, Inc. related to the purchase of nineteen EcaFlo® machines owned by Benchmark as well as the rights to the Excelyte® trademark and certain other intangible assets. The Benchmark Note incurred interest at a rate of 7% per annum and required the Company to make twenty-four monthly payments of $6,805 commencing August 1, 2013. As of September 30, 2015, the entire principal balance due on the Benchmark Note was paid in full by the Company.

For the three and nine months ended September 30, 2015, the Company recorded $39 and $1,092, respectively, of interest expense related to the Benchmark Note. For the three and nine months ended September 30, 2014, the Company recorded $1,376 and $5,111, respectively, of interest expense related to the Benchmark Note. As of September 30, 2015 and December 31, 2014, the outstanding principal on the Benchmark Note was $0 and $46,546, respectively.

7. Stockholders’ Deficiency

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).

The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of September 30, 2015, stock options to purchase 3,846,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012. The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. Effective February 25, 2015, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 37,950,000 shares. As of September 30, 2015, options to purchase 4,518,150 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 33,431,850 shares of the Company’s common stock remain available for awards under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the nine months ended September 30, 2015 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,846,920	$0.15	$—
Granted during the period	4,518,150	$0.06	—
Exercised during the period	—	—	—
Terminated during the period	(1,000,000)	$0.09	—
Outstanding at September 30, 2015	8,365,070	$0.11	$—
Exercisable at September 30, 2015	5,482,534	$0.14	$—
Exercisable at December 31, 2014	3,846,920	$0.16	$—

The fair value of stock options granted during the nine months ended September 30, 2015 was $152,439 and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$0.04 - $0.08
Grant date stock price	$0.04 - $0.076
Expected volatility	128% - 138%
Risk-free interest rates	1.26% - 2.36%
Risk of forfeiture	35%
Expected life (in years)	5 - 10
Dividend yield	0.00%

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

Information with respect to stock options outstanding and stock options exercisable as of September 30, 2015 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.04	2,000,000	$0.04	9.8	—	—	—
$0.07	2,068,150	$0.07	4.5	1,548,114	$0.07	4.5
$0.08	450,000	$0.08	9.4	87,500	$0.08	9.4
$0.10	2,180,253	$0.10	3.4	2,180,253	$0.10	3.4
$0.20	833,333	$0.20	6.5	833,333	$0.20	6.5
$0.30	833,334	$0.30	6.5	833,334	$0.30	6.5
	8,365,070	$0.11	6.2	5,482,534	$0.14	4.8

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of September 30, 2015 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	1,000,000	$0.09
Granted during the period	4,518,150	$0.06
Vested during the period	(1,635,614)	$0.07
Terminated during the period	(1,000,000)	$0.09
Non-vested at September 30, 2015	2,882,536	$0.05

As of September 30, 2015, there was $72,405 of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of thirty-nine months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the nine months ended September 30, 2015 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2014	28,908,878	$0.12	$42,006
Issued during the period	5,238,183	$0.065	—
Exercised during the period	—	—	—
Terminated during the period	(14,831,250)	$0.14	—
Outstanding at September 30, 2015	19,315,811	$0.08	$3,459
Exercisable at September 30, 2015	19,315,811	$0.08	$3,459
Exercisable at December 31, 2014	28,908,878	$0.12	$42,006

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors. Such exercise prices are generally not less than the quoted market price of the Company’s common stock on the date of issuance. Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

The fair value of the warrants issued during the nine months ended September 30, 2015 was $168,813 and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$0.06 - $0.066
Grant date stock price	$0.067
Expected volatility	128%
Risk-free interest rates	0.87%
Risk of forfeiture	35%
Expected life (in years)	3
Dividend yield	0.00%

Information with respect to warrants outstanding and warrants exercisable at September 30, 2015 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.03 - 0.04	1,151,567	1.3	$0.04	1,151,567	1.3	$0.04
$0.06 - 0.07	10,344,244	3.7	$0.07	10,344,244	3.7	$0.07
$0.08 - 0.09	6,320,000	5.6	$0.09	6,320,000	5.6	$0.09
$0.20	1,500,000	0.2	$0.20	1,500,000	0.2	$0.20
	19,315,811	3.9	$0.08	19,315,811	3.9	$0.08

As of September 30, 2015, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

8. Stock-Based Compensation

During the three and nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative	$7,080	$12,230	$261,331	$54,178
Sales and marketing	4,084	4,256	137,036	9,324
Research and development	—	1,104	56,176	3,276
	$11,164	$17,590	$454,543	$66,778

For the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense related to common stock and stock options granted to employees and directors of $11,164 and $454,543, respectively. For the three and nine months ended September 30, 2015, the Company did not record any stock-based compensation expense for non-employees.

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

For the three and nine months ended September 30, 2015, diluted net loss per share did not include the effect of 8,365,070 shares of common stock issuable upon the exercise of outstanding stock options, 19,315,811 shares of common stock issuable upon the exercise of outstanding warrants and 4,823,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

10. Commitments and Contingencies

Litigation with Former Executive Vice President - Operations

On June 17, 2014, a civil complaint was filed against the Company and one of its directors, E. Wayne Kinsey, III, in the Court of Common Pleas, County of Horry, State of South Carolina, by Marion Sofield, the Company’s former Executive Vice President - Operations. In her complaint, Ms. Sofield alleged breach of contract and fraud/fraudulent inducement by the Company against her with regard to her employment agreement and the termination of her employment. Ms. Sofield also alleged the Company and Mr. Kinsey engaged in a civil conspiracy and unfair trade practices and that Mr. Kinsey engaged in tortious interference. Ms. Sofield claimed that she was owed additional compensation under her terminated employment agreement, and was seeking the recovery of such compensation as well as attorney’s fees and punitive damages.

On July 18, 2014, the Company filed a motion to dismiss this state court action due to the binding arbitration clause contained in Ms. Sofield’s employment agreement that applied to a majority of the allegations in the complaint. On December 8, 2014, the court entered a consent order that: (a) granted the Company’s request to compel binding arbitration of the breach of contract and fraud claims; and (b) stayed the remaining causes of action in the South Carolina state court until the aforementioned binding arbitration process is complete.

On August 14, 2015, the Company, Mr. Kinsey and Ms. Sofield entered into a Settlement and Release Agreement with respect to this action pursuant to which the Company, Mr. Kinsey and Ms. Sofield agreed to unconditional mutual releases regarding, among other things, all of the claims made by Ms. Sofield in the civil complaint. The Company made no payment in connection with this settlement.

11. Subsequent Events

Issuance of Convertible Debentures

On November 11, 2015, the Company issued a 12% convertible debenture to an institutional investor (the “November 2015 Debenture”) in the principal amount of $275,000. In connection with the issuance of the November 2015 Debenture, the Company issued a warrant (the “November 2015 Debenture Warrant”) to purchase 1,964,286 shares of its common stock. The gross proceeds received in connection with this private placement were $247,500, which will be used for working capital purposes.

The November 2015 Debenture has a two-year term maturing on November 11, 2017, bears interest at a rate of 12% per annum and contains an original issue discount of 10%. Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock, as defined in the November 2015 Debenture.

The entire principal amount of the November 2015 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.07 per share. In addition, at the option of the Company, the entire principal amount of the November 2015 Debenture is convertible into shares of the Company’s common stock at $0.07 per share upon the occurrence of a change of control, as defined in the November 2015 Debenture, or if the average closing price of the Company’s common stock for any period of twenty consecutive trading days is greater than or equal to $0.30 per share. Finally, the entire principal amount of the November 2015 Debenture automatically converts into shares of the Company’s common stock upon the Company completing a Qualified Financing (as defined in the November 2015 Debenture), at a conversion price per share equal to the lesser of: (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; or (ii) $0.07. The quoted market price of the Company’s common stock on November 11, 2015 was $0.064 per share. An aggregate of 3,928,572 shares of the Company’s common stock can be issued pursuant to the November 2015 Debenture at the current conversion price of $0.07 per share.

The November 2015 Debenture Warrant has a three-year term and provides the holder the right to purchase 1,964,286 shares of the Company’s common stock at $0.10 per share. All of the shares of the Company’s common stock underlying the November 2015 Debenture Warrant are fully vested. The exercise price of the November 2015 Debenture Warrant will be subject to adjustment for stock dividends, stock splits, or similar events.

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

Products

We produce Anolyte that is effective as a disinfectant without leaving a harmful residue. The naturally occurring properties and less-corrosive nature of Anolyte make it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals currently being used as disinfectants and sanitizers. Anolyte contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite. Anolyte is used in the oil and gas market as a hydrogen sulfide scavenger/eliminator and biocide. Anolyte kills various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella enterica, Pseudomonas aeruginosa, Staphylococcus aureus, methicillin-resistant Staphylococcus aureus (MRSA) and H1N1 influenza virus (swine flu). Anolyte also kills hospital-acquired pathogens such as Clostridium difficile spores (C. diff) and vancomycin-resistant enterococci (VRE) as well as a carbapenem-resistant enterobacteriaceae (CRE) known as Klebsiella pneumoniae (NDM-1). Further, the high-risk blood-borne pathogen human immunodeficiency virus (HIV) and the food-borne pathogens Listeria monocytogenes and Escherichia coli (E. coli) are killed by Anolyte. We also produce Catholyte, an anti-oxidizing and mild alkaline solution that is effective as a degreaser and cleaner.

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

Results of Operations

Revenue. Total revenue for the three months ended September 30, 2015 was $141,665, as compared to $50,545 for the three months ended September 30, 2014. The $91,120, or 180%, increase in revenue for the three months ended September 30, 2015 was mainly due to a $103,515 increase in Excelyte® sales primarily to oil and gas customers in the Uinta and Permian Basins as we continue our expansion into the oil and gas market, offset by a $7,157 decrease in sales of EcaFlo® equipment parts and related supplies and a $5,000 decrease in EcaFlo® equipment lease revenue.

Total revenue for the nine months ended September 30, 2015 was $449,287, as compared to $116,988 for the nine months ended September 30, 2014. The $332,299, or 284%, increase in revenue for the nine months ended September 30, 2015 was mainly due to a $352,503 increase in Excelyte® sales primarily to oil and gas customers in the Uinta and Permian Basins as we continue our expansion into the oil and gas market, offset by a $17,738 decrease in sales of EcaFlo® equipment parts and related supplies and a $5,000 decrease in EcaFlo® equipment lease revenue.

Cost of Sales. Cost of sales for the three months ended September 30, 2015 was $53,719, as compared to $10,424 for the three months ended September 30, 2014. The $43,295, or 415%, increase in cost of sales for the three months ended September 30, 2015 was primarily attributable to the increase in Excelyte® sales to oil and gas customers.

Cost of sales for the nine months ended September 30, 2015 was $162,559, as compared to $42,155 for the nine months ended September 30, 2014. The $120,404, or 286%, increase in cost of sales for the nine months ended September 30, 2015 was primarily attributable to the increase in Excelyte® sales to oil and gas customers.

Gross Profit. For the three months ended September 30, 2015 and 2014, gross profit margins were 62% and 79%, respectively. For each of the nine months ended September 30, 2015 and 2014, gross profit margins were 64%.

General and Administrative Expenses. For the three months ended September 30, 2015, general and administrative expenses were $368,332, as compared to $310,590 for the three months ended September 30, 2014. The $57,742, or 19%, increase in general and administrative expenses for the three months ended September 30, 2015 was mainly the result of a $23,264 increase in employee payroll and associated benefit costs, a $15,973 increase in travel and conference expenses primarily related to fundraising and business development activities, a $13,230 increase in director compensation primarily related to an increase in the number of directors, a $9,467 increase in depreciation expense primarily related to equipment for Excelyte® production facilities and a $9,300 increase in office-related maintenance and other costs, offset by a $17,150 decrease in legal fees primarily related to general corporate activities.

For the nine months ended September 30, 2015, general and administrative expenses were $1,402,327, as compared to $887,649 for the nine months ended September 30, 2014. The $514,678, or 58%, increase in general and administrative expenses for the nine months ended September 30, 2015 was mainly the result of a $207,153 increase in stock-based compensation expense primarily related to employees and directors, a $78,042 increase in travel and conference expenses primarily related to fundraising and business development activities, a $59,956 increase in director compensation primarily related to an increase in the number of directors, a $36,755 increase in consulting fees primarily related to investor and public relations, a $32,432 increase in depreciation expense primarily related to equipment for Excelyte® production facilities, a $29,125 increase in employee payroll and associated benefit costs and a $26,857 increase in expenses related to the annual meeting of stockholders.

Sales and Marketing Expenses. For the three months ended September 30, 2015, sales and marketing expenses were $299,516, as compared to $162,018 for the three months ended September 30, 2014. The $137,498, or 85%, increase in sales and marketing expenses for the three months ended September 30, 2015 was mainly the result of a $66,373 increase in employee payroll and associated benefit costs primarily related to new employees, a $27,790 increase in rent and maintenance expenses related to additional facilities, a $24,628 increase in sales and well testing supplies and a $15,973 increase in travel and conference expenses related to sales activities.

For the nine months ended September 30, 2015, sales and marketing expenses were $972,035, as compared to $444,240 for the nine months ended September 30, 2014. The $527,795, or 119%, increase in sales and marketing expenses for the nine months ended September 30, 2015 was mainly the result of a $182,163 increase in employee payroll and associated benefit costs primarily related to new employees, a $127,712 increase in stock-based compensation expense for employees, a $98,518 increase in sales and well testing supplies, a $73,379 increase in travel and conference expenses related to sales activities and a $49,470 increase in rent expense and maintenance expenses related to additional facilities, offset by a $33,997 decrease in consulting expenses primarily related to the Company’s web site and product branding initiatives.

Research and Development Expenses. For the three months ended September 30, 2015, research and development expenses were $37,200, as compared to $52,187 for the three months ended September 30, 2014. The $14,987, or 29%, decrease in research and development expenses for the three months ended September 30, 2015 was primarily the result of a $13,650 decrease in employee payroll and associated benefit costs.

For the nine months ended September 30, 2015, research and development expenses were $230,379, as compared to $164,078 for the nine months ended September 30, 2014. The $66,301, or 40%, increase in research and development expenses for the nine months ended September 30, 2015 was primarily the result of a $52,901 increase in stock-based compensation expense for employees and a $22,866 increase in laboratory testing fees, offset by a $19,371 decrease in employee payroll and associated benefit costs.

Loss from Operations. For the three months ended September 30, 2015, the loss from operations was $617,102 as compared to $484,674 for the three months ended September 30, 2014. The $132,428, or 27%, increase in the loss from operations for the three months ended September 30, 2015 was attributable to a $57,742 increase in general and administrative expenses and a $137,498 increase in sales and marketing expenses, offset by a $47,825 increase in gross profit on sales and a $14,987 decrease in research and development expenses.

For the nine months ended September 30, 2015, the loss from operations was $2,318,013, as compared to $1,421,134 for the nine months ended September 30, 2014. The $896,879, or 63%, increase in the loss from operations for the nine months ended September 30, 2015 was attributable to a $514,678 increase in general and administrative expenses, a $527,795 increase in sales and marketing expenses and a $66,302 increase in research and development expenses, offset by a $211,895 increase in gross profit on sales.

Interest Expense. For the three months ended September 30, 2015, interest expense was $11,451, as compared to $11,844 for the three months ended September 30, 2014. The $393, or 3%, decrease in interest expense for the three months ended September 30, 2015 was primarily attributable to the decrease in interest expense related to a note payable for an equipment purchase.

For the nine months ended September 30, 2015, interest expense was $33,585, as compared to $36,860 for the nine months ended September 30, 2014. The $3,275, or 9%, decrease in interest expense for the three months ended September 30, 2015 was primarily attributable to the decrease in interest expense related to a note payable for an equipment purchase.

Net Loss. For the three months ended September 30, 2015, the Company’s net loss was $628,417, as compared to $496,518 for the three months ended September 30, 2014. The $131,899, or 27%, increase in the net loss for the three months ended September 30, 2015 was primarily attributable to a $57,742 increase in general and administrative expenses and a $137,498 increase in sales and marketing expenses, offset by a $47,825 increase in gross profit on sales and a $14,987 decrease in research and development expenses.

For the nine months ended September 30, 2015, the Company’s net loss was $2,351,072, as compared to $1,457,994 for the nine months ended September 30, 2014. The $893,078, or 61%, increase in the net loss for the nine months ended September 30, 2015 was primarily attributable to a $514,678 increase in general and administrative expenses, a $527,795 increase in sales and marketing expenses and a $66,302 increase in research and development expenses, offset by a $211,895 increase in gross profit on sales.

Liquidity and Capital Resources

As of September 30, 2015, IET had a working capital deficiency of $438,748 and cash on hand of $499,812. The $128,520 increase in cash on hand from December 31, 2014 was primarily due to the receipt of $1,913,950 of net proceeds from the sale of our common stock and common stock units, offset by $46,546 of payments on a note payable, the purchase of $21,852 of equipment and our continuing operating expenses.

During the past several years, IET has generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock.

On November 11, 2015, we issued a 12% convertible debenture to an institutional investor. The gross proceeds received in connection with this private placement were $247,500.

As of November 12, 2015, our cash position was approximately $625,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately four months from the filing date of this quarterly report on Form 10-Q. We have no lending relationships with commercial banks and are dependent on our ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations. While we are working toward attaining profitability for our continuing operations and pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts. From time to time, we engage placement agents to assist us in our financing initiatives. Any additional equity financing may result in substantial dilution to our stockholders. If we are unable to attain profitable operations or secure additional capital, we will explore strategic alternatives, including, but not limited to, the possible sale of IET. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2014, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated condensed financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

On April 26, 2007 the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000. This convertible debenture matured on January 2, 2009 and remains unpaid. The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock, at the option of the holder, at a conversion price of $0.40 per share. An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture. As of September 30, 2015, the accrued and unpaid interest on this convertible debenture was $15,685.

On August 21, 2012, the Company issued the Zanett August 2012 Debenture which matured on August 21, 2015 and remains unpaid. The Zanett August 2012 Debenture accrues interest at a rate of 8% per annum and is convertible at any time into shares of the Company’s common stock, at the option of the holder, at a conversion price of $0.10 per share. An aggregate of 4,761,250 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on Zanett August 2012 Debenture. As of September 30, 2015, the accrued and unpaid interest on Zanett August 2012 Debenture was $42,369.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

November 13, 2015	By:	/s/ David R. LaVance
David R. LaVance

November 13, 2015	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.4	7% Secured Promissory Note in the principal amount of $152,000 issued by I.E.T., Inc. to Benchmark Performance Group, Inc. dated June 17, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

4.5	Form of 12% Convertible Debenture issued on November 11, 2015 in the principal amount of $275,000.

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

E-1

Exhibit No.	Description

10.4	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.5	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 7, 2014).

10.7	Building Lease Agreement, dated November 1, 2014, by and between I.E.T., Inc. and Culy Hawkins (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.8	Building Lease Agreement, dated November 14, 2014, by and between I.E.T., Inc. and Duchesne Crossing, LLC (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.9	Building Lease Agreement, dated August 31, 2015, by and between I.E.T., Inc. and Wally Moon.

10.10	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.11	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.12	Asset Purchase Agreement, dated as of June 17, 2013, by and between I.E.T., Inc. and Benchmark Performance Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

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