Form 10-K
period 2015-12-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2016-03-30
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Registrant’s telephone number: (843) 390-2500

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015, the aggregate fair value of the registrant’s common stock held by non-affiliates was approximately $9,588,000.

As of March 25, 2016, there were 311,404,576 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

ii

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

iii

PART I

Item 1. Business

General

Integrated Environmental Technologies, Ltd. (“IET”) was originally incorporated in Delaware on February 2, 1999 and is currently a Nevada corporation. IET is headquartered in Little River, South Carolina and operates its business through its wholly-owned subsidiary, I.E.T., Inc., a Nevada corporation incorporated on January 11, 2002.

IET markets its products and equipment under the umbrella brand name EcoTreatments™. IET produces a hypochlorous acid-based solution, commonly known as anolyte, that it markets and sells under the brand name Excelyte®, as well as an anti-oxidizing, mildly alkaline solution, commonly known as catholyte, that it markets under the brand name Catholyte Zero™. Both Excelyte® and Catholyte Zero™ provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use. IET manufactures proprietary equipment, which it markets under the brand name EcaFlo®, to produce Excelyte® and Catholyte Zero™ for distribution by IET and, under certain circumstances, such equipment is leased by IET to customers for use at their facilities.

Technology

IET produces Excelyte® and Catholyte Zero™ with its proprietary EcaFlo® equipment which utilizes electro-chemical activation (“ECA”) technology. ECA technology is a process of passing a diluted saline solution and purified water through an electrolytic cell in order to generate, by electrochemical energy conversion, environmentally-responsible, highly-active, meta-stable solutions which possess electron-donor or electron-acceptor properties known as catholytes and anolytes.

The EcaFlo® equipment consists of our flow control hardware and system, our proprietary electrolytic cell and operating software algorithms and a touch-screen/PLC interface. EcaFlo® equipment produces Excelyte® and Catholyte Zero™ with great accuracy, dependability and reliability throughout a wide range of pH, free available chlorine and salt concentration variables to meet the needs of various applications. EcaFlo® equipment can produce solutions ranging from biocides/disinfectants to sanitizers to cleaners.

Products

We produce Excelyte®, which is effective as a disinfectant without leaving a harmful residue. The naturally occurring properties and less-corrosive nature of Excelyte® makes it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals traditionally used as biocides/disinfectants and sanitizers. Excelyte® contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite.

Excelyte® is registered with the U.S. Environmental Protection Agency (the “EPA”) as a tuberculocidal hospital-level, hard non-porous surface disinfectant (EPA Registration No. 82341-1). Our EPA registration for Excelyte® includes kill claims for: (1) various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella enterica, Pseudomonas aeruginosa, Staphylococcus aureus, methicillin-resistant Staphylococcus aureus (MRSA), H1N1 influenza virus (swine flu) and Respiratory Syncytial virus (RSV); (2) hospital-acquired pathogens such as Clostridium difficile spores (C. diff) and vancomycin-resistant enterococci (VRE) as well as a carbapenem-resistant enterobacteriaceae (CRE) known as Klebsiella pneumoniae (NDM-1); (3) high-risk blood-borne pathogen human immunodeficiency virus (HIV); (4) the food-borne pathogens Listeria monocytogenes and Escherichia coli (E. coli); (5) Yeast, Candida albicans; and (6) the non-enveloped viruses adenovirus, norovirus, rhinovirus and rotavirus. Our EPA registration for Excelyte® also includes approval for use in oil and gas applications as a hydrogen sulfide (HsS) scavenger/eliminator and biocide. Excelyte® is also registered with the EPA (EPA Registration No. 82341-4) as a disinfectant to prevent Canine distemper virus, Canine parvovirus and Bordetella bronchiseptica. We intend to market the canine product, in conjunction with a third-party partner, as Excelyte® VET.

We also produce Catholyte Zero™, which is an anti-oxidizing and mild alkaline solution that is effective as an industrial degreaser and cleaner. We have recently developed a new proprietary oil well treatment protocol that consists of a dual treatment regimen utilizing both Excelyte® and Catholyte Zero™. The protocol has significantly increased oil production, while substantially reducing hydrogen sulfide, iron sulfide scales (FeS), bacteria and bacterial deposits present in oil wells.

IET will also lease EcaFlo® equipment to a customer in certain situations if the customer’s business model and required volume of solution warrants such an arrangement. Under this type of arrangement, we lease our EcaFlo® equipment and provide service support for a fixed monthly amount plus royalty payments for the solution produced by the customer. We also license to certain customers the right to utilize our intellectual property pursuant to which the customer is required to pay us a monthly fee based on the number of gallons of solution produced by our EcaFlo® equipment. We currently have no active lease arrangements and have one active license agreement.

Business Strategy

We seek long-term relationships and commitments directly with our targeted customers and distributors. Our business model is focused on selling Excelyte® and Catholyte Zero™ directly to customers. In certain situations, a customer’s business model and required volume of solution may make it advantageous for us to place the EcaFlo® equipment at the customer’s facility. In these situations, we would lease the EcaFlo® equipment to the customer, maintaining ownership of the equipment.

Currently, we are primarily focused on selling large volumes of Excelyte® and Catholyte Zero™ to the upstream oil and gas production market (exploration and production companies), and the majority of our sales, marketing, research and development, and administrative resources are dedicated to this endeavor. However, we also sell smaller volumes of Excelyte® to the healthcare and food production markets, and we maintain long-term interest in developing these business segments further.

Oil and Gas

We currently segment our activities in the oil and gas business into three main categories:

Well Maintenance – focuses on using (1) Excelyte® as a hydrogen sulfide scavenger/eliminator and as a biocide to significantly reduce or essentially eliminate hydrogen sulfide and bacteria in oil and gas wells and related equipment; and (2) Excelyte® and Catholyte Zero™ in a dual treatment regimen to increase oil production and substantially reduce hydrogen sulfide, iron sulfide scales (FeS), bacteria and bacterial deposits present in oil wells;

Drilling and Completions – focuses on using Excelyte® as a biocide to treat water before it is used in hydraulic fracturing, commonly referred to as “make-up water”, in order to remove bacteria in the water; and

Water Remediation – focuses on using Excelyte® as a hydrogen sulfide scavenger/eliminator and as a biocide to treat water after it is used in hydraulic fracturing, commonly referred to as “produced water”, in order to remove bacteria so that the water can either be re-used in hydraulic fracturing or safely disposed.

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

Excelyte® significantly reduces bacteria present in production wells, including sulfate-reducing bacteria which are known to produce hydrogen sulfide. Hydrogen sulfide is a highly toxic and corrosive chemical that frequently appears in oil and gas production. Exposure to humans can be fatal. By reducing the amount of bacteria and hydrogen sulfide present in the oil and gas wells, we believe that: (1) the work environment at the well site will be safer since the amount of hydrogen sulfide gas is significantly reduced; (2) the rate of corrosion on the well linings and other equipment used in the production well will be reduced, thereby reducing the maintenance required on a well; and (3) the quality of the oil and gas produced will be potentially improved. In addition, we believe that Excelyte® is as effective as other competing chemical technologies in treating both make-up water and produced water, and more environmentally responsible due to its naturally occurring properties.

To date, the majority of our efforts in oil and gas have focused on well maintenance, with a particular emphasis on oil wells. Hydrogen sulfide is one of the leading threats to oilfield worker safety, claiming lives every year because of its toxicity at very low levels of concentration. A particular emphasis for oil and gas producers is controlling the level of hydrogen sulfide at or near the well head. Our well maintenance operations consist of treating oil and gas production wells that test positive for hydrogen sulfide above a specified level with regularly scheduled applications of Excelyte®. The results of Excelyte® well maintenance treatments have shown that Excelyte® is effective as a hydrogen sulfide scavenger/eliminator and as a biocide, and that Excelyte® reduces the level of hydrogen sulfide in oil wells faster than competing products, which we believe is due to the ability of Excelyte® to kill sulfide-producing bacteria rapidly. In addition, the naturally occurring properties of Excelyte® make it easier to administer and more environmentally friendly than competing products. We believe that our Excelyte® treatment protocol can significantly reduce or essentially eliminate hydrogen sulfide from our customers’ oil wells. We also are currently developing an Excelyte® treatment protocol for gas wells, and expect results similar to the results of our Excelyte® treatments on oil wells.

We have recently developed a new proprietary well treatment protocol that consists of a dual treatment regimen that utilizes Excelyte® and Catholyte Zero™. The protocol significantly increases oil production and substantially reduces hydrogen sulfide, iron sulfide scales (FeS), bacteria and bacterial deposits present in oil wells. Initial tests were performed in the West Texas Region of the Permian Basin on five stripper wells, which are typically defined as oil wells producing ten barrels of oil per day or less. The results showed that this new proprietary dual treatment substantially reduced hydrogen sulfide and bacteria and their deposits present in the five wells and increased the production volumes of the wells by approximately 75% after one month of treatment. We believe that this new dual treatment provides operators of stripper wells with an important tool to substantially increase production and profitability of these wells.

Our current business model for our oil and gas operations is centered on establishing Excelyte® production facilities in strategic locations throughout the various basins in the United States where oil and gas is produced and where hydrogen sulfide presents a significant problem. We produce Excelyte® at these locations and generally have it delivered to customers by third party fluid-trucking companies. Each production facility is staffed by appropriate personnel to sell and produce Excelyte® and to service our customers. Our production facilities are established in typical warehouse space and generally start with four to six EcaFlo® units per facility. Because of the stand-alone nature of the production machines, we estimate that up to twenty units can be set up in approximately 3,500 square feet of space. These manufacturing facilities require power and clean water, but no special sewerage or by-product disposal services. A facility containing six of our four-cell EcaFlo® units can produce approximately 7,200 gallons of product daily.

We currently have production facilities in: (1) Myton, Utah, servicing the Uinta Basin; (2) Artesia, New Mexico, servicing the New Mexico region of the Permian Basin; (3) Pecos, Texas servicing the West Texas region of the Permian Basin; and (4) Pearsall, Texas, servicing the Western Gulf Basin. As of December 31, 2015, we had provided Excelyte® well maintenance treatments on 235 oil wells in these areas. We estimate that there are approximately 5,000 oil wells in the Uinta Basin, 25,000 oil wells in the New Mexico region of the Permian Basin, 64,000 oil wells in the West Texas region of the Permian Basin and 12,000 oil wells in the Western Gulf Basin that would benefit from the regular use of Excelyte® as part of a well maintenance program. Further, we believe that there are over 400,000 stripper wells in the United States that could benefit from the dual treatment of Excelyte® and Catholyte Zero™ with approximately 140,000 of these wells located in Texas.

As our business grows, we will look to expand our oil and gas operations further in the Permian Basin (Texas) and Western Gulf Basin (Texas) and to other areas such as the Williston Basin (North Dakota) and the Piceance Basin (Colorado).

We are currently focused on generating recurring revenue through the sale of Excelyte® and Catholyte Zero™ in well maintenance operations, but as we grow and improve our cash flow, we will look to further expand the sale of Excelyte® into drillings and completions as well as water remediation. We continue to believe that the three oil and gas market segments noted above potentially represent a $2.5 billion market opportunity in the United States.

Healthcare Facilities

Excelyte® is a tuberculocidal hospital-level disinfectant that can be used effectively anywhere non-porous hard surfaces are disinfected for the purpose of infectious disease control. In addition, Excelyte® qualifies as a Centers for Disease Control and Prevention (“CDC”) Intermediate Disinfectant meeting the Occupational Safety and Health Administration’s blood-borne pathogen standard.

Healthcare facilities are increasingly facing major problems in controlling bacteria and viruses. Of particular concern is carbapenem-resistant Enterobacteriaceae (CRE), cited in a CDC Health Advisory dated February 14, 2013. Excelyte® eliminates one of the most common types of CRE, Klebsiella pneumoniae (NDM-1).

In addition, Excelyte® eliminates Clostridium difficile spores (C. diff), a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. Illness from C. diff most commonly affects older adults in hospitals or in long-term care facilities and typically occurs after use of antibiotic medications. In recent years, C. diff infections have become more frequent, severe and difficult to treat as C. diff has increasingly become more resistant to disinfectants.

The ability of Excelyte® to eliminate bacteria such as the CRE Klebsiella pneumoniae (NDM-1) and C. diff, as well as other health-related bacteria and viruses including, but not limited to, Tuberculosis, VRE and HIV, make Excelyte® a very beneficial product for healthcare facilities. The naturally occurring properties and efficacy of Excelyte® make it an ideal product for healthcare providers since it can be applied in spray format in order to completely cover a facility.

Excelyte® VET (EPA Registration #82341-4) can be used to prevent Canine distemper. Canine distemper is highly contagious and is the leading cause of infectious disease deaths in dogs worldwide. This product registration also allows us to market Excelyte® VET to prevent the spread of Canine parvovirus and Bordetella bronchiseptica. Excelyte® VET is expected to be used to disinfect animal care facilities. We are currently working with a distribution partner as it prepares for the market launch of Excelyte® VET.

In June 2014, the Carson Tahoe Health Systems, Carson City, Nevada, published the results of its independent study showing the effectiveness of Excelyte® in reducing the amount of bacteria present in a hospital setting. The study also highlighted Excelyte’s® naturally occurring properties, which do not corrode hospital equipment like chemicals historically used in this setting.

We have undertaken additional testing to show efficacy with additional species of bacteria, and continue to work on new application methods. One of those application methods, which we are developing with a partner, is now being reviewed by the EPA for use in healthcare settings. If approved, this system will allow users to apply the product by means other than spraying and wiping, producing a more efficient delivery system to kill the harmful germs responsible for the increase of hospital-borne pathogen deaths and diseases. We also are in discussions with a potential partner for distribution into hospitals.

Most of our resources are currently focused on the upstream oil and gas market. Accordingly, we plan to partner with others who can assist us in the development, marketing and distribution of Excelyte® in the healthcare facilities market.

Food Production

Excelyte® is permitted to be used in commercial plants producing meat, poultry, egg, vegetable and fruit products as a disinfectant and sanitizer under the U.S. Department of Agriculture’s (the “USDA”) Codes for Federal Regulation and the USDA’s Food Safety and Inspection Service (“FSIS”). In addition, Excelyte® has been registered by NSF International (“NSF”) as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications.

We believe that Excelyte® is more efficient than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control. Excelyte® quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue, and is effective for non-porous hard-surface disinfection at customer facilities. The naturally occurring properties and non-corrosive nature of Excelyte® make it an excellent replacement for quaternary ammonia and other hazardous chemicals currently in use.

Excelyte® kills the following non-enveloped viruses: adenovirus, norovirus, rhinovirus and rotavirus. These viruses have resulted in serious problems for chain restaurants, cruise ships, and other establishments operating in the food, health and hospitality industries. Non-enveloped viruses are more resistant to disinfectants than enveloped viruses, many of which are already listed on the Company’s master label. EPA-registered hospital disinfectants such as Excelyte® that have claims against non-enveloped viruses are capable of killing both enveloped and non-enveloped viruses on non-porous environmental surfaces. This group of viruses can cause serious gastrointestinal, stomach, respiratory and eye infections in humans who have been exposed.

Norovirus is highly contagious and is spread through contaminated food, water and environmental surfaces. Norovirus infections have been an ongoing challenge in the food, healthcare and hospitality industries and recent outbreaks in major chain restaurants and cruise lines have highlighted not only the dangers that these viral infections pose to humans, but also the lack of effective control measures currently in place. We believe Excelyte® can play a key role in controlling and preventing future norovirus outbreaks.

We further believe that Excelyte® can be utilized to improve the health of dairy cows, cattle, swine and chickens. When introduced to drinking water, the solution is effective at reducing the bacteria build-up in the piping systems of the irrigation and watering systems, which could potentially improve the health of the animals that consume the treated water and thereby reduce the usage of antibiotics in these animals.

We plan to partner with others who can assist us in the development, marketing and distribution of Excelyte® in the food production market.

Research and Development

We are focused on the development of new applications and uses of Excelyte® and Catholyte Zero™. We continue to test Excelyte® and Catholyte Zero™ to develop new concentrations, increase shelf-life and to supplement our label claims with respect to the efficacy of Excelyte® in killing additional bacteria and viruses. In addition, we are developing new generations of our EcaFlo® equipment with larger production capacities, improved hardware and software, and a more efficient design. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage with development partners to perform research and development activities at their expense for specific products and applications for our Excelyte® and Catholyte Zero™.

Research conducted between IET and Coastal Carolina University (“CCU”) was published in Crop Protection in July 2011 in an article titled “Evaluation of electrolyzed oxidizing water for phytotoxic effects and pre-harvest management of gray mold disease on strawberry plants.” The research evaluated the ability of Excelyte® to inactivate pure fungal cultures of Botrytis cinerea and Monilinia fructicola. The results from this study indicated that Excelyte® can be used as a disinfectant on strawberry plants in the field and in greenhouses, packing houses and in commercial facilities to prevent or manage fungal infections, providing an alternative to traditional chemical fungicides.

Research conducted between IET and CCU was published in Food Microbiology in February 2008 in an article titled “Reduction of bacteria on spinach, lettuce, and surfaces in food service areas using neutral electrolyzed oxidizing water.” The research evaluated and illustrated the efficacy of Excelyte® in the reduction of Escherichia coli, Salmonella typhimurium, Staphylococcus aureus, Listeria monocytogenes, and Enterococcus faecalis on lettuce, spinach and food contact surfaces.

Research conducted between IET and CCU was published in International Journal of Food Microbiology in July 2010 in an article titled “Postharvest management of gray mold and brown rot on surfaces of peaches and grapes.” The research evaluated the ability of Excelyte® to inactivate pure fungal cultures and the use of Excelyte® on the surfaces of peaches and grapes. The results indicated that Excelyte® is effective for postharvest sanitizing during and after packaging, thereby extending shelf life in commercial settings.

In April 2011, the Society of Petroleum Engineers (the “SPE”) performed a case study and prepared a report titled “Case Study: Evaluation of an Oxidative Biocide During and After a Hydraulic Fracturing Job in the Marcellus Shale” for its SPE International Symposium on Oilfield Chemistry. This report evaluated the effectiveness of oxidative biocides, such as Excelyte®, and concluded, among other things, that such oxidative biocides effectively reduce or eliminate bacteria with no re-growth in produced water for up to 81 days, have a faster kill time than glutaraldehyde, demonstrate negligible corrosion on typical oilfield equipment and do not create well-site hazards in terms of health, biodegradability and toxicity.

The EPA, through its Office of Research and Development’s National Homeland Security Research Center (“NHSRC”), funded, directed and managed research with Battelle Memorial Institute and released a report titled “Evaluating a Decontamination Technology Based on the Electrochemical Generation of Anolyte Solution against B. anthracis Spores” in December 2011, evaluating Excelyte® and our EcaFlo® equipment. This report documents the results and effectiveness of Excelyte® and our EcaFlo® equipment which can be used to treat materials contaminated with Anthrax. NHSRC has made this publication available to the disaster response community to prepare for and recover from disasters involving chemical and/or biological contamination.

Manufacturing and Principal Suppliers

We currently produce, bottle and ship Excelyte® and Catholyte Zero™ for distribution to customers in the healthcare, food production, agriculture and veterinary markets at our facility in Little River, South Carolina. We produce and ship Excelyte® and Catholyte Zero™ for use by oil and gas producers at our facilities in Myton, Utah Artesia, New Mexico, Pecos, Texas and Pearsall, Texas. We manufacture our EcaFlo® equipment at our facility in Little River, South Carolina. The raw materials used to manufacture our EcaFlo® equipment include electronic components and the components of our electrolytic cell, which are available to us through multiple qualified suppliers. We do not deem that we are reliant on any one supplier.

Customers

We principally sell our products directly to commercial customers in the oil and gas industry and in several other industries. Our oil and gas customers are located in Utah, New Mexico and Texas and our other customers are located in diversified geographical regions throughout the United States. During the year ended December 31, 2015, two customers accounted for 53%, and 14%, respectively, of revenues. During the year ended December 31, 2014, four customers accounted for 29%, 15%, 13% and 10%, respectively, of revenues. No other customer accounted for more than 10% of our revenues during the year ended December 31, 2015 or 2014.

Distribution, Sales and Marketing

We currently distribute, sell and market Excelyte® and Catholyte Zero™ to the oil and gas market through our own internal resources. This includes the utilization of independent sales representatives to assist our internal sales personnel. Our current distribution, sales and marketing efforts for oil and gas are focused on the Mountain West states and the Southwest states.

For the healthcare, food production, agriculture and veterinary markets, we intend to outsource a majority of the distribution, sales and marketing requirements. Our current sales and marketing efforts for healthcare facilities and food production are focused throughout the United States. We currently are working with two independent sales representatives and two distributors that are selling Excelyte®.

Competition

We face competition in every aspect of our business, and particularly from companies that seek to develop equipment that produces electro-chemically activated water or electrically activated water.

We also face competition from companies that produce hydrogen sulfide scavengers and biocides for the oil and gas industry and from companies that sell biologically active solutions and products designed and developed for the synthesis of washing, disinfecting, and sterilizing. The applications for this technology are numerous and include any process requiring disinfection or water treatment.

We have a number of competitors that vary in size, scope and breadth of products offered. Such competitors include some of the largest global corporations, and many of our competitors have significantly greater financial resources than we do. We expect to face additional competition from other competitors in the future.

Important competitive strengths of our products include product quality, consistency, environmental sensitivity, price, ease of use, customer service, and reputation. We believe that we compete favorably on the factors described above. However, our industry is continuously evolving and is becoming increasingly competitive. Larger, more established companies than us are increasingly focusing on ECA technology businesses that directly compete with us.

Patents and Trademarks

We will develop intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities when deemed feasible. We currently maintain the trademark registrations to Excelyte® (Reg. No. 4524966) and the Excelyte® logo (Reg. No. 3588751) and to EcaFlo® (Reg. No. 4782813) and the EcaFlo® logo (Reg. No. 4782812). In addition, we currently claim trade names for Catholyte Zero™ and EcoTreatments™. We are in the process of applying for patent protection for our proprietary Excelyte® and Catholyte Zero™ dual treatment regimen for oil and gas wells.

Government Regulation

We manufacture and sell in the United States certain disinfecting products that kill or reduce microorganisms (bacteria, viruses, fungi). The manufacture, labeling, handling and use of these products are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Excelyte® is currently registered by the EPA under FIFRA as a hospital-level, non-porous hard service disinfectant and is approved for use on both food contact surfaces and on non-food contact hard surfaces. EPA product registration requires meeting certain efficacy, toxicity and labeling requirements and paying ongoing registration fees. Although states do not generally impose substantive requirements different from those of the EPA, each state in which these products are sold requires registration and payment of a fee.

The use of cleaners and sanitizers in meat, poultry and egg production facilities is regulated by the USDA and FSIS. Excelyte® is permitted to be used in commercial plants producing meat, poultry, egg, vegetable and fruit products as a disinfectant and sanitizer by the USDA and FSIS. In addition, Excelyte® has been registered by NSF as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications.

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

Employees

We currently employ twelve full-time employees. We have not experienced any work stoppages to date and we believe that our relationship with these employees is good.

Item 1A. Risk Factors

IET is a smaller reporting company and is therefore not required to provide this information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the real property identified below. We believe that we have adequate space for our current needs and that suitable additional space will be available at commercially reasonable prices for our future needs.

Principal Properties Leased	Primary Use	Floor Space	Lease Expiration (calendar year)	Renewals
Little River, South Carolina	Headquarters, including research and development, EcaFlo™ equipment assembly and servicing, Excelyte® and Catholyte Zero™ production and bottling, administrative, and warehouse operations	12,000 square feet	2017	Two successive three-year terms

Myton, Utah	Excelyte® and Catholyte Zero™ production and warehouse operations	3,250 square feet	2018	Two successive three-year terms

Artesia, New Mexico	Excelyte® and Catholyte Zero™ production and warehouse operations	3,200 square feet	2017	None

Pecos, Texas	Excelyte® and Catholyte Zero™ production and warehouse operations	4,000 square feet	2018	Two successive three-year terms

Pearsall, Texas	Excelyte® and Catholyte Zero™ production and warehouse operations	1,700 square feet	2018	None

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB under the ticker symbol “IEVM.” Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing January 1, 2014 through December 31, 2015 as reported by the OTCQB. These quotations represent prices between dealers, may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2015	High	Low
First Quarter	$0.08	$0.06
Second Quarter	0.08	0.04
Third Quarter	0.05	0.03
Fourth Quarter	0.07	0.03

Year Ended December 31, 2014	High	Low
First Quarter	$0.12	$0.07
Second Quarter	0.09	0.05
Third Quarter	0.10	0.05
Fourth Quarter	0.10	0.06

The OTCQB is generally considered to be a less active and efficient market than the NASDAQ Global Select Market, NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Select Market, NASDAQ Global Market, the NASDAQ Capital Market or another national exchange would offer. As of March 25, 2016, we had approximately 10 market makers for our common stock, the largest of which were Cantor Fitzgerald & Co., Citadel Securities LLC, KCG Americas LLC and Archipelago Trading Services.

Stockholders

As of March 25, 2016, there were approximately 170 registered holders of our common stock and 311,404,576 shares issued and outstanding. In addition, as of that date, 24,954,701 shares of common stock were subject to outstanding warrants, 6,365,070 shares of common stock were subject to outstanding stock options and 19,069,779 shares of common stock were subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended December 31, 2015

There were no sales of unregistered securities during the fiscal year ended December 31, 2015, other than those set forth below or otherwise reported on Forms 10-Q and/or 8-K filed by IET during the year ended December 31, 2015.

On December 31, 2015, we issued 1,190,313 shares of common stock as payment of $38,090 of accrued interest due on a convertible debenture for the period commencing August 21, 2014 through August 20, 2015. The number of shares of our common stock issued as payment of the accrued interest was calculated based on the market price of our common stock ($0.032 per share) as defined in the convertible debenture.

On December 31, 2015, we issued an aggregate 1,925,000 shares of common stock to three unaffiliated third parties as payment of $77,000 of accounts payable related to services rendered to IET and issued 812,500 shares of common stock to an unaffiliated third party as payment of $32,500 of consulting services related to business development.

On December 31, 2015, we issued an aggregate 1,812,500 shares of common stock to the independent members of our board of directors as payment of retainer and meeting fees totaling in aggregate $72,500 for the period commencing January 1, 2015 through December 31, 2015.

On December 31, 2015, we issued an aggregate 1,500,000 shares of common stock to our executive officers as payment of an aggregate of $60,000 of out-of-pocket expenses incurred by the executive officers on behalf of IET.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about IET’s financial condition and results of operations for the years ended December 31, 2015 and 2014. This information should be read in conjunction with IET’s audited consolidated financial statements for the years ended December 31, 2015 and 2014 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

Background

IET is a Nevada corporation headquartered in Little River, South Carolina that operates its business through its wholly-owned subsidiary, I.E.T., Inc., which is also a Nevada corporation. See “Item 1. Business – General.”

IET markets its products and equipment under the umbrella brand name EcoTreatments™. IET produces a hypochlorous acid-based solution, commonly known as anolyte, that it markets and sells under the brand name Excelyte®, as well as an anti-oxidizing, mildly alkaline solution, commonly known as catholyte, that it markets under the brand name Catholyte Zero™. Both Excelyte® and Catholyte Zero™ provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use. IET manufactures proprietary equipment, which it markets under the brand name EcaFlo™, to produce Excelyte® and Catholyte Zero™ for distribution by IET and, under certain circumstances, such equipment is leased by IET to customers for use at their facilities. See “Item 1. Business.”

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

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less any allowance for doubtful accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectability by considering a number of factors, including the length of time an invoice is past due, the customer’s creditworthiness and historical bad debt experience. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. IET generally does not require collateral for trade receivables.

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

Results of Operations

Revenue. For the year ended December 31, 2015, revenue was $589,483, as compared to $185,577 for the year ended December 31, 2014. The $403,906, or 218%, increase in revenue for the year ended December 31, 2015 was primarily the result of a $421,057 increase in Excelyte® sales, offset by a $10,236 decrease in sales of EcaFlo™ equipment parts and related supplies and a $9,045 decrease in EcaFlo™ equipment leasing and licensing revenue. The increase in Excelyte® sales during the year ended December 31, 2015 was primarily attributable to Excelyte® sales to oil and gas customers of $457,740.

Cost of Sales. Cost of sales for the year ended December 31, 2015 was $238,483, as compared to $58,405 for the year ended December 31, 2014. The $180,078, or 308%, increase in cost of sales for the year ended December 31, 2015 was primarily the result of the increase in Excelyte® sales to oil and gas customers and related start-up costs at our production facilities.

Gross Profit. For the years ended December 31, 2015 and 2014, gross profit was $351,000 and $127,172, respectively, and gross profit margins were 60% and 69%, respectively. The $223,828 increase in gross profit for the year ended December 31, 2015 was primarily the result of the increase in Excelyte® sales to oil and gas customers. The decrease in gross profit margins for the year ended December 31, 2015, as compared to the year ended December 31, 2014, is primarily the result of increased start-up costs at our production facilities.

General and Administrative Expenses. For the year ended December 31, 2015, general and administrative expenses were $1,777,123, as compared to $1,297,673 for the year ended December 31, 2014. The $479,450, or 37%, increase in general and administrative expenses for the year ended December 31, 2015 was primarily the result of a $250,164 increase in stock-based compensation expense primarily related to employees and directors, a $96,329 increase in consulting fees primarily related to investor and public relations, a $68,840 increase in travel and conference expenses primarily related to fundraising and business development activities, a $29,650 increase in director compensation primarily related to an increase in the number of directors and a $26,857 increase in expenses related to the annual meeting of stockholders, offset by a $63,489 decrease in employee payroll and associated benefit costs.

Sales and Marketing Expenses. For the year ended December 31, 2015, sales and marketing expenses were $1,302,493, as compared to $785,155 for the year ended December 31, 2014. The $517,338, or 66%, increase in sales and marketing expenses for the year ended December 31, 2015 was primarily the result of a $132,759 increase in employee payroll and associated benefit costs primarily related to new employees, a $125,623 increase in stock-based compensation expense for employees, a $100,576 increase in sales and well-testing supplies, a $77,543 increase in rent expense and maintenance expenses related to additional facilities and a $72,512 increase in travel and conference expenses related to sales activities, offset by a $32,030 decrease in consulting expenses primarily related to our web site and product branding initiatives.

Research and Development Expenses. For the year ended December 31, 2015, research and development expenses were $274,719, as compared to $266,298 for the year ended December 31, 2014. The $8,421, or 3%, increase in research and development expenses for the year ended December 31, 2015 was primarily the result of a $51,794 increase in stock-based compensation expense for employees and a $26,886 increase in laboratory testing fees, offset by a $63,042 decrease in employee payroll and associated benefit costs.

Loss from Operations. For the year ended December 31, 2015, the Company’s loss from operations was $3,003,335, as compared to $2,221,954 for the year ended December 31, 2014. The $781,381, or 35%, increase in the loss from operations for the year ended December 31, 2015 was attributable to a $479,450 increase in general and administrative expenses, a $517,338 increase in sales and marketing expenses and an $8,421 increase in research and development expenses, offset by a $223,828 increase in gross profit on sales.

Interest and Other Income. For the year ended December 31, 2015, interest and other income was $606, as compared to $36,109 for the year ended December 31, 2014. The $35,503 decrease in interest and other income for the year ended December 31, 2015 was attributable to a $36,109 decrease in other income related to a gain on the settlement of a customer deposit that occurred during the year ended December 31, 2014.

Interest Expense. For the year ended December 31, 2015, interest expense was $62,038, as compared to $48,323 for the year ended December 31, 2014. The $13,715, or 28%, increase in interest expense for the year ended December 31, 2015 was primarily the result of $17,575 ($8,708 accreted interest on debt discount) in interest expense related to convertible debentures issued during the year ended December 31, 2015, offset by a $5,060 decrease in interest expense related to a note payable for an equipment purchase.

Net Loss. For the year ended December 31, 2015, the Company’s net loss was $3,064,767, as compared to $2,234,168 for the year ended December 31, 2014. The $830,599, or 37%, increase in the net loss for the year ended December 31, 2015 was attributable to a $473,644 increase in general and administrative expenses, a $517,338 increase in sales and marketing expenses, an $8,421 increase in research and development expenses, a $35,503 decrease in interest and other income and a $13,715 increase in interest expense, offset by a $223,828 increase in gross profit on sales.

Liquidity and Capital Resources

As of December 31, 2015, IET had working capital of $79,706 and cash on hand of $838,107. The $466,815 increase in cash on hand from December 31, 2014 was primarily the result of the receipt of $1,913,950 of net proceeds from the sale of our common stock and the receipt of $897,500 of gross proceeds from the issuance of convertible debentures, offset by $46,546 of principal payments on a note payable and our continuing operating expenses.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock and the issuance of convertible debentures.

During the year ended December 31, 2015, we issued an aggregate of 3,425,000 shares of common stock as payment of $137,000 of accounts payable, 1,190,313 shares of common stock as payment of $38,090 of accrued interest due on a convertible debenture and 1,983,928 shares of common stock as payment of $84,500 of retainer and meeting fees due to our independent directors.

As of March 25, 2016, our cash position was approximately $339,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately three months from the filing date of this annual report on Form 10-K. In August 2015, we did not make a $476,125 principal payment due on a convertible debenture and, as a result, this obligation can be placed into default by the holder. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

We have no lending relationships with commercial banks and are dependent on our ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations. While we are working toward attaining profitability for our continuing operations and pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts. From time to time, we engage placement agents to assist us in our financing initiatives. Any additional equity financing may result in substantial dilution to our stockholders. If we are unable to attain profitable operations or secure additional capital, we will explore strategic alternatives, including, but not limited to, the sale of IET.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K, IET carried out an evaluation of the effectiveness of the design and operation of IET’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of IET’s management, including IET’s President and Chief Executive Officer and IET’s Executive Vice President, Chief Financial Officer and Secretary, who concluded that IET’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in IET’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in IET’s reports filed under the Exchange Act is accumulated and communicated to management, including IET’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in IET’s internal control over financial reporting during IET’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, IET’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of IET’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that IET’s internal control over financial reporting was effective as of December 31, 2015.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Each director serves for a term set to expire at the next annual meeting of stockholders of IET. The executive officers serve in accordance with IET’s bylaws and at the discretion of IET’s board of directors. The name, age, principal occupation or employment and biographical information of each member of the board of directors and each executive officer of IET are set forth below:

Name	Age	Principal Occupation or Employment	Director Since
David R. LaVance	62	Chairman, President and Chief Executive Officer of IET	2011
Paul S. Clayson	59	Chairman and Chief Executive Officer of Valuation Impact	2014
Michael D. Donnell	56	Consultant	2014
Anthony Giordano, III	50	Senior Vice President of OceanFirst Bank	2014
David N. Harry	65	Senior Fellow-Technology - Rockwater Energy Solutions, Inc.	2007
Raymond C. Kubacki	71	Chairman, President and Chief Executive Officer of Psychemedics Corporation	2011
Thomas S. Gifford	47	Executive Vice President, Chief Financial Officer and Secretary of IET	N/A

There are no family relationships among the current executive officers and directors of IET. None of the current executive officers or directors of IET are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance who serves as the chairman of Scivanta Medical Corporation (OTC Pink: SCVM), Mr. Kubacki, who serves as the chairman of Psychemedics Corporation (NASDAQ: PMD) and Thomas S. Gifford and Anthony Giordano, III, who each serves as a director of Scivanta Medical Corporation (OTC Pink: SCVM).

Biographical Information

Directors

David R. LaVance: Mr. LaVance has served as IET’s Chairman, President and Chief Executive Officer since June 16, 2011 and has served as a director of IET since March 3, 2011. From May 22, 2011 to June 16, 2011, Mr. LaVance served as Executive Chairman of IET. From December 2002 through February 2016, Mr. LaVance was a member of the board of directors of Hologic, Inc. (NASDAQ: HOLX), a publicly traded medical device company specializing in women’s healthcare products. From August 2012 through May 2015, Mr. LaVance served as the chairman of the board of directors of Hologic and from June 2008 through July 2011, Mr. LaVance served as the lead independent director of Hologic. Since March 2003, Mr. LaVance has served as the President and Chief Executive Officer and the chairman of board of directors of Scivanta Medical Corporation (OTC Pink: SCVM), a publicly traded medical device company. Since August 1997, Mr. LaVance has served as the President of Century Capital Associates LLC, a consulting firm he co-founded providing business and transaction advisory services. Mr. LaVance was formerly a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies. Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University. As our President and Chief Executive Officer, Mr. LaVance has direct responsibility for IET’s strategy and operations. This position, together with his many years of experience in corporate management, makes him an invaluable contributor to the board.

Paul S. Clayson: Mr. Clayson has served as a director of IET since December 15, 2014. He has over thirty years of experience as a business owner, strategic planning expert, financial and investment strategist and a senior political advisor. He has served as Chairman and Chief Executive Officer of Valuation Impact, a global executive mentoring and consulting company focused on helping start-up and growth-stage companies, since January 2014. He also has served as Chief Executive Officer of CONVERT2, a start-up energy company focused on conversion of fleet vehicles from fossil fuels to natural gas and other alternative fuels, since July 2004. Mr. Clayson currently serves on the board of directors of Solan, Inc, a graphene materials company; RDSolutions, Inc., a biotechnology company and SimplEExchange, Inc., a healthcare exchange tools company. He also currently serves on the boards of advisors of eSurface, Inc., a printed circuit board and semiconductor manufacturing company and Peace Field, Ltd., an investment and merchant banking firm. He has previously served as Executive Chairman, President and Chief Executive Officer of HzO, Inc., an advanced nano-materials technology company that makes electronic devices water resistant, from August 2011 to July 2014; and as Chairman and Chief Executive Officer of nCoat, Inc., a nanotechnology materials development and manufacturing company, from March 2004 to April 2011. Mr. Clayson attended the University of Utah for three years where he studied political science and business management and has completed two M.B.A. Executive Boot Camps at University of Michigan in Corporate Strategic Planning and Strategic Market Planning. Mr. Clayson’s mix of leadership, management, strategic and finance skills and experience enable him to provide important experience and insights to the board.

Michael D. Donnell: Mr. Donnell has served as a director of IET since December 15, 2014. Mr. Donnell has over 25 years of experience in leading publicly-traded and private technology-based companies ranging in size from start-ups to organizations with over 1,500 employees. He previously served as the President and Chief Executive Officer of onePhone, Inc., a mobile phone software company, from June 2012 to December 2013. Prior thereto, he served as an executive officer of several technology and communications based companies. Mr. Donnell has also served on the boards of directors of eSoft, Inc. from October 2010 to January 2013 and Nexaira, Inc. from May 2010 to October 2011. Mr. Donnell received a B.A. degree in finance from Central Oklahoma University. Mr. Donnell’s mix of leadership, management, strategic and finance skills and experience enable him to provide important experience and insights to the board.

Anthony Giordano, III: Mr. Giordano has served as a director of IET since December 15, 2014. He is currently a Senior Vice President for OceanFirst Bank (NASDAQ: OCFC). Mr. Giordano was the President and Chief Executive Officer and a director of Colonial American Bank from December 2010 to July 2015, when Colonial American Bank merged into OceanFirst Bank. Mr. Giordano served as the Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp, a publicly traded bank holding company (NASDAQ: CJBK), from January 2005 through the date of the consummation of the merger of Central Jersey Bancorp and Kearny Financial Corp. in November 2010. Prior thereto, he served in various executive and senior account positions with various financial institutions. Mr. Giordano currently serves on the board of directors of Scivanta Medical Corporation (OTC Pink: SCVM). He received an M.B.A. degree from Monmouth University and a B.S. degree in finance from Kean University. Mr. Giordano’s mix of leadership, management, strategic and finance skills and experience enable him to provide important accounting and finance experience and management insights to the board.

David N. Harry: Mr. Harry has served as a director of IET since June 21, 2007. Mr. Harry is a Senior Technology Fellow with Rockwater Energy Solutions, Inc. and is the former Executive Vice President and Chief Technical Officer of Benchmark Performance Group, Inc. In 2011, Benchmark was rolled-up as one of the founding companies of Rockwater. Rockwater is a leading provider of services and products related to the management and treatment of water, and the development of chemicals for use in the oil and gas industry. Mr. Harry joined Benchmark in 1984 to assist it with its growing dry and liquid chemical blending business. Mr. Harry was Benchmark’s Chief Technical Officer from 1990 through 2011, directing all of Benchmark’s quality control, technical support and product development activities. Mr. Harry began his career as an analytical chemist in 1977. Mr. Harry is a member of the Society of Petroleum Engineers and the American Chemical Society. He received his B.S. degree and M.S. degree from Stephen F. Austin State University and conducted post-graduate work in limnology and hydrology at Texas A&M University. Mr. Harry’s scientific background and understanding of our technology and its applications, particularly in the area of oil and gas, enable him to provide important insights to the board.

Raymond C. Kubacki: Mr. Kubacki has served as a director of IET since March 3, 2011. Since 1991, Mr. Kubacki has served as the President and Chief Executive Officer of Psychemedics Corporation (PMD: NASDAQ), the world’s largest supplier of drugs of abuse testing using hair analysis. He has also served as Chairman of the Board of Psychemedics Corporation since 2003. Prior to joining Psychemedics Corporation, he held a number of senior management positions in finance, marketing, and manufacturing with Reliance Electric Company and Acme-Cleveland Corporation and as an investment officer at Massachusetts Financial Services Company. Mr. Kubacki currently serves on the board of trustees of the Center for Excellence in Education, a non-profit organization dedicated to nurturing careers of excellence and leadership in science and technology for academically gifted high school and college students. Mr. Kubacki received his B.A. degree from Harvard University and his M.B.A. from Harvard Business School, and also holds an Executive Masters Professional Director Certification, the highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization. Mr. Kubacki’s mix of leadership, management, strategic and finance skills and experience enable him to provide important experience and insights to the board.

Non-Director Executive Officer

Thomas S. Gifford: Mr. Gifford has served as IET’s Chief Financial Officer since May 22, 2011 and as its Executive Vice President and Secretary since June 16, 2011. Since March 2003, he has also served as the Executive Vice President, Chief Financial Officer and Secretary of Scivanta Medical Corporation (OTC Pink: SCVM), a publicly traded medical device company. Since August 1997, Mr. Gifford has also served as the Vice President of Century Capital Associates LLC, a consulting firm he co-founded which provides business and transaction advisory services. Mr. Gifford was formerly a Manager and Associate Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies and an accountant for KPMG Peat Marwick LLP. He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant. Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law.

Corporate Governance

Board of Director Meetings and Committees

The board of directors of IET conducts business through meetings of the board and sometimes by unanimous written consent. In addition, the board sometimes conducts business through its committees. The board of directors for the year ended December 31, 2015 consisted of: David R. LaVance, Paul S. Clayson, Michael D. Donnell, Anthony Giordano, III, Raymond C. Kubacki and David N. Harry. E. Wayne Kinsey, III, a former director, was a member of IET’s board of directors through May 28, 2015.

Audit Committee

The audit committee for fiscal 2015 consisted of Raymond C. Kubacki, Paul S. Clayson and Anthony Giordano, III. Mr. Kubacki is the chairman of the audit committee. Mr. Kubacki, Mr. Clayson and Mr. Giordano each qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC. In addition, the board has determined that Mr. Kubacki qualifies as an audit committee financial expert by SEC rules.

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

Executive Sessions of Nonemployee Directors

The board and its committees generally hold executive sessions of its nonemployee directors at each meeting. The chairman of the audit committee generally serves as the chairperson for executive sessions of the board.

Section 16 Compliance

Section 16(a) of the Exchange Act requires IET’s directors, executive officers and persons who own more than ten percent of IET’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish IET with copies of all such filings.

Based on the foregoing, IET believes that all filings required to be made during fiscal 2015 by its directors, executive officers and persons who own more than ten percent of IET’s common stock pursuant to Section 16(a) of the Exchange Act have been timely filed, except: (1) the Forms 4 filed by each of Paul S. Clayson, Michael D. Donnell, Anthony Giordano, III, David N. Harry and Raymond C. Kubacki relating to the issuance of common stock on December 31, 2015 as payment of retainer and meeting fees for services on our board were filed late; and (2) the Forms 4 filed by each of David R. LaVance and Thomas S. Gifford relating to the issuance of common stock on December 31, 2015 as payment of out-of-pocket expenses incurred by Mr. LaVance and Mr. Gifford on behalf of IET were filed late.

Chief Executive and Senior Financial Officer Code of Ethics

IET has in place a Chief Executive and Senior Financial Officer Code of Ethics. The Chief Executive and Senior Financial Officer Code of Ethics is available for viewing on IET’s website at www.ecotreatments.com.

Item 11. Executive Compensation

Executive Officer Summary Compensation

The following table sets forth information concerning the annual and long-term compensation for IET’s President and Chief Executive Officer during the years ended December 31, 2015 and 2014 and each other executive officer of IET whose total annual salary and bonus for the year ended December 31, 2015 exceeded $100,000, collectively referred to herein as the “named executive officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David R. LaVance,	2015	$235,000	$—		$238,293	$—	$—	$—	$—	$473,293
President and Chief Executive Officer	2014	$235,000	$117,500	(3)	$—	$17,527	$—	$—	$—	$370,027

Thomas S. Gifford,	2015	$200,000	$—		$136,217	$—	$—	$—	$—	$336,217
Executive Vice President, Chief Financial Officer and Secretary	2014	$200,000	$100,000	(3)	$—	$11,687	$—	$—	$—	$311,687

(1)	On March 25, 2015, we issued an aggregate of 5,683,000 shares of common stock as stock-based compensation to our executive officers as follows: David R. LaVance - 3,613,250 shares; and Thomas S. Gifford - 2,069,750 shares. The fair value of the common stock was based on the price of our common stock on the date of grant ($0.0659 per share).

(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs we recognized in the years 2015 and 2014 in accordance with ASC 718. The accounting for stock-based compensation and the assumptions used to calculate the value of the stock option grants are set forth under Note 3 “Summary of Significant Accounting Policies: Stock-Based Compensation” and Note 12 “Stockholders’ Deficiency,” respectively, of our audited consolidated financial statements included elsewhere herein.

(3)	Fifty percent of this bonus has been paid and the remaining balance will be paid upon achievement by IET of certain capital requirements.

Employment Agreements

There are no employment agreements with any of IET’s current executive officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the named executive officers at December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Stock Awards								Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Not Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. LaVance	4/15/11	909,091	(1)	—	—	$0.07	4/15/21	—	$—	—	$—
President and	5/23/11	3,100,000	(2)	—	—	$0.09	5/23/21	—	$—	—	$—
Chief Executive Officer	3/27/12	1,500,000	(3)	—	—	(3)	3/27/22	—	$—	—	$—

Thomas S. Gifford Chief	4/15/11	909,091	(1)	—	—	$0.07	4/15/21	—	$—	—	$—
Executive Vice President,	5/23/11	3,100,000	(2)	—	—	$0.09	5/23/21	—	$—	—	$—
Financial Officer and Secretary	3/27/12	1,000,000	(3)	—	—	(3)	3/27/22	—	$—	—	$—

(1)

On April 21, 2011, IET issued warrants to its independent directors as partial consideration for service in 2011 as members of the board and related committees. At the time of the issuance, Mr. LaVance was an independent director and was issued a warrant to purchase 1,818,182 shrs of common stock. The warrant is exercisable at $0.07 per share for a term of ten years and vested upon issuance. On December 27, 2011, Mr. LaVance assigned the right to purchase 909,091 of the shares of common stock underlying the warrant to Mr. Gifford.

(2)	On May 23, 2011, IET issued warrants to purchase a total of 6,200,000 shares of its common stock to IET’s executive officers. Mr. LaVance was issued a warrant to purchase 3,100,000 shares of common stock and Mr. Gifford also was issued a warrant to purchase 3,100,000 shares of common stock. These warrants are exercisable at $0.09 per share for a term of ten years and are fully vested.

(3)	On March 27, 2012, IET granted incentive stock options to purchase an aggregate of 5,000,000 shares of IET’s common stock under the 2010 Stock Incentive Plan as follows: Mr. LaVance – 3,000,000 shares, and Mr. Gifford – 2,000,000 shares. An aggregate of 2,500,000 shares of common stock underlying the incentive stock options (1,500,000 shares for Mr. LaVance and 1,000,000 shares for Mr. Gifford), with exercise prices ranging from $0.10 to $0.30 per share, expired in accordance with the terms of the incentive stock option agreements. An aggregate of 2,500,000 shares of common stock underlying the incentive stock options (1,500,000 shares for Mr. LaVance and 1,000,000 shares for Mr. Gifford), with exercise prices ranging from $0.10 to $0.30 per share, are vested and available for purchase. Each of the incentive stock options has a ten-year term.

Director Compensation

The following table sets forth information concerning the compensation of IET’s board of directors who are not named executive officers for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul S. Clayson (3)	$14,500	$—	$—	$—	$—	$—	$14,500
Michael D. Donnell (3)	$14,000	$—	$—	$—	$—	$—	$14,000
Anthony Giordano, III (3)	$15,500	$—	$—	$—	$—	$—	$15,500
David N. Harry (3)	$13,000	$—	$24,661	$—	$—	$—	$37,661
Raymond C. Kubacki (3)	$15,500	$—	$43,158	$—	$—	$—	$58,658
E. Wayne Kinsey, III (4)	$4,650	$—	$12,330	$—	$—	$—	$16,980

(1)	Effective March 14, 2012, the compensation committee approved cash compensation for non-executive directors consisting of: (a) annual retainer of $10,000; (b) in-person meeting fee of $2,000 per meeting; and (c) telephonic meeting fee of $500 per meeting.

(2)	Amounts shown do not reflect compensation actually received by the director. Instead, the amounts shown are the compensation costs we recognized in the fiscal year 2015 in accordance with ASC 718. The accounting for stock based compensation and the assumptions used to calculate the value of the option grants are set forth under Note 2 “Summary of Significant Accounting Policies: Stock-Based Compensation” and Note 12 “Stockholders’ Equity (Deficiency),” respectively, of our audited consolidated financial statements included elsewhere herein.

(3)	On December 31, 2015, IET issued shares of common stock as payment of retainer and meeting fees as follows: Mr. Clayson – 362,500 shares of common stock as payment of the $14,500 due; Mr. Donnell – 350,000 shares of common stock as payment of the $14,000 due; Mr. Giordano – 387,500 shares of common stock as payment of the $15,500 due; Mr. Harry – 325,000 shares of common stock as payment of the $13,000 due; and Mr. Kubacki – 387,500 shares of common stock as payment of the $15,500 due.

(4)	Mr. Kinsey’s term on the board of directors ended on May 28, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 25, 2016, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of common stock, which is the only class of IET capital stock with shares issued and outstanding, by (1) each director and nominee for director of IET, (2) each person who served as IET’s President and Chief Executive Officer during the year ended December 31, 2015 and each other executive officer of IET whose total annual salary and bonus for the year ended December 31, 2015 exceeded $100,000, (3) each person or group of persons known by IET to be the beneficial owner of greater than 5% of IET’s outstanding common stock, and (4) all directors and executive officers of IET as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)	9,932,341	3.13%
Thomas S. Gifford (4)(5)	7,888,841	2.49%
Raymond C. Kubacki (6)(7)	5,685,068	1.81%
David N. Harry (6)(8)	2,025,259	*
Paul S. Clayson (6)	362,500	*
Michael D. Donnell (6)	350,000	*
Anthony Giordano, III (6)	387,500	*
E. Wayne Kinsey, III (6)(9)	56,562,738	18.14%
KC Gamma Opportunity Fund, L.P. (10)(11)(12)(13)	30,624,671	9.65%
Alvin Fund, LLC (14)	17,518,564	5.63%
Zanett Opportunity Fund, Ltd. (15)(16)(17)	16,434,862	5.20%
All directors and executive officers as a group (3)(5)(7)(8)	26,631,509	8.16%

* Represents less than 1% of the issued and outstanding shares of common stock.

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of IET’s common stock if he, she or it has voting or investment power with respect to such shares. This includes shares (a) subject to options and warrants exercisable within sixty days of March 25, 2016, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as IET’s Chairman, President and Chief Executive Officer and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(3)	Includes 909,091 shares of common stock currently available for purchase under the warrant to purchase 1,818,182 shares of common stock issued to Mr. LaVance on April 21, 2011. On December 27, 2011, Mr. LaVance assigned the right to purchase 909,091 shares of common stock underlying the warrant to Thomas S. Gifford. Also includes 3,100,000 shares of common stock currently available for purchase under the warrant issued to Mr. LaVance on May 23, 2011 and 1,500,000 shares of common stock currently available for purchase under the incentive stock option granted to Mr. LaVance on March 27, 2012.

(4)	Such person serves as IET’s Executive Vice President, Chief Financial Officer and Secretary and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(5)	Includes 3,100,000 shares of common stock currently available for purchase under the warrant issued to Mr. Gifford on May 23, 2011 and 909,091 shares of common stock currently available for purchase under the warrant issued by IET to David R. LaVance on April 21, 2011, the right to purchase of which was assigned to Mr. Gifford by Mr. LaVance on December 27, 2011. Also includes 1,000,000 shares of common stock currently available for purchase under the incentive stock option granted to Mr. Gifford on March 27, 2012.

(6)	Such person serves as a director of IET and maintains a mailing address of 4235 Commerce Street, Little River, South Carolina 29566.

(7)	Includes 1,818,182 shares of common stock currently available for purchase under the warrant issued to Mr. Kubacki on April 21, 2011. Also includes 541,860 shares of common stock currently available for purchase under the non-qualified stock option granted to Mr. Kubacki on March 27, 2012 and 1,113,630 shares of common stock currently available for purchase under the non-qualified stock option granted to Mr. Kubacki on April 3, 2015

(8)	Includes 309,640 shares of common stock currently available for purchase under the non-qualified stock option granted to Mr. Harry on March 27, 2012 and 636,350 shares of common stock currently available for purchase under the non-qualified stock option granted to Mr. Harry on April 3, 2015.

(9)	Includes 154,820 shares of common stock currently available for purchase under the non-qualified stock option granted to Mr. Kinsey on March 27, 2012 and 318,170 shares of common stock currently available for purchase under the non-qualified stock option granted to Mr. Kinsey on April 3, 2015.

(10)	KC Gamma Opportunity Fund, L.P. (“KC Gamma”) maintains a mailing address at 112 Route 9 North, Sherman, Connecticut 06784.

(11)	Casey Capital, LLC (“Casey Capital”) is the investment manager of KC Gamma. Kevin Casey is the managing member of Casey Capital. Casey Capital and Mr. Casey maintain a mailing address at 112 Route 9 North, Sherman, Connecticut 06784.

(12)	Includes 1,964,286 shares of common stock available for purchase under the warrant issued to KC Gamma on November 11, 2015 and 3,928,572 shares of common stock available upon conversion, at the current conversion price of $0.07 per share, of the 12% convertible debenture in the principal amount of $275,000 issued to KC Gamma on November 11, 2015.

(13)	Includes 1,250,000 shares of common stock held by Meghan Casey, Kevin Casey’s wife, and 625,000 shares held in custody for Mr. Casey’s child. Casey Capital and Mr. Casey each disclaim beneficial ownership of the shares of common stock held by KC Gamma, the shares of common stock held by Meghan Casey and the shares of common stock held in custody for Mr. Casey’s child.

(14)	Alvin Fund LLC (“Alvin”) maintains a mailing address 215 West 98th Street, New York, NY 10025.

(15)	Zanett Opportunity Fund, Ltd. (“Zanett”) maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

(16)	McAdoo Capital, Inc. (“McAdoo Capital”) is the investment manager of Zanett. Zachary McAdoo is the President of McAdoo Capital. McAdoo Capital and Mr. McAdoo maintain a mailing address of 135 East 57th Street, 4th Floor, New York, New York 10022.

(17)	Includes 104,406 shares of common stock held by McAdoo Capital. Also includes 4,761,250 shares of common stock available upon conversion, at the current conversion price of $0.10 per share, of the 8% convertible debenture in the principal amount of $476,125 issued to Zanett on August 21, 2012. McAdoo Capital disclaims beneficial ownership of the shares of common stock held by Zanett, the shares of common stock available for purchase under the warrant issued to Zanett and the shares of common stock available upon conversion of the convertible debenture issued to Zanett. Mr. McAdoo disclaims beneficial ownership of the shares of common stock held by McAdoo Capital and Zanett, the shares of common stock available for purchase under the warrant issued to Zanett and the shares of common stock available upon conversion of the convertible debenture issued to Zanett.

Stock Option Plans

IET currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (the “Equity Incentive Plans”). The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. IET had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of December 31, 2015, stock options to purchase 3,846,920 shares of IET’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of IET’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of IET’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012. The 2012 Equity Incentive Plan is designed to encourage and enable employees and directors of IET to acquire or increase their holdings of common stock and other proprietary interests in the Company. The 2012 Equity Incentive Plan is intended to promote these individuals’ interests in IET, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of IET. The 2012 Equity Incentive Plan provides for grants and/or awards in the form of incentive and non-qualified stock option grants, stock appreciation rights, restricted stock awards, performance share awards, phantom stock awards and dividend equivalent awards.

The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. Effective February 25, 2015, as permitted under the 2012 Equity Incentive Plan, IET’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 25,300,975 shares. As of December 31, 2015, options to purchase 4,518,150 shares of IET’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 20,782,825 shares of IET’s common stock were available for awards under the 2012 Equity Incentive Plan. Effective January 29, 2016, as permitted under the 2012 Equity Incentive Plan, IET’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 31,140,458 shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 on the number of securities to be issued upon the exercise of outstanding options and the number of securities remaining available for future issuance under the Equity Incentive Plans and the number of securities to be issued upon the exercise of outstanding warrants under equity compensation arrangements not approved by the stockholders.

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	8,365,070	$0.11	20,782,825
Equity compensation arrangements not approved by security holders (2)	14,543,806	$0.07	—
Total	22,908,876	$0.09	20,782,825

(1)	IET currently has no equity compensation plans other than the Equity Incentive Plans described herein which have been approved by its stockholders.

(2)	Represents warrants to purchase common stock that were outstanding as of December 31, 2015. These warrants were issued as compensation for services rendered to IET. See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

Warrants Issued to Independent Directors – April 2011

On April 21, 2011, the Company issued warrants to purchase a total of 4,606,061 shares of the common stock to the Company’s then independent directors as follows: David R. LaVance – 1,818,182 shares; Raymond C. Kubacki – 1,818,182 shares; and Valgene L. Dunham – 969,697 shares. The warrants were issued as partial consideration for service in 2011 as members of the board and related committees. These warrants are exercisable at $0.07 per share for a term of ten years and vested upon issuance. As of December 31, 2015, all 4,606,061 shares of common stock underlying the warrants were vested and available for purchase.

Warrants Issued to Executive Officers

On May 23, 2011, the Company issued warrants to purchase a total of 6,200,000 shares of common stock in lieu of cash compensation to the Company’s new executive management team. David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, was issued a warrant to purchase 3,100,000 shares of common stock and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, also was issued a warrant to purchase 3,100,000 shares of common stock. These warrants are exercisable at $0.09 per share, have a term of ten years and vested over a period of eighteen months from the date of issuance. As of December 31, 2015, all 6,200,000 shares of common stock underlying the warrants were available for purchase.

Warrants Issued as Consulting Fee – February, March and April 2013

On each of February 4, 2013, March 4, 2013 and April 1, 2013, IET issued a warrant to purchase 250,000 shares of its common stock (750,000 shares in aggregate) in connection with a consulting agreement with an unaffiliated third party for investor relations services. The warrants are exercisable between $0.035 and $0.044 per share, have a term of three years and vested upon issuance. As of December 31, 2015, all 750,000 shares of common stock underlying the warrants were available for purchase.

Warrants Issued as Financing Fee – August 2013

On August 2, 2013, IET issued a warrant to purchase 401,567 shares of its common stock in connection with a placement agent and advisory services agreement. The warrant is exercisable at $0.0345 per share, has a term of five years and vested upon issuance. As of December 31, 2015, all 401,567 shares of common stock underlying the warrant were available for purchase.

Warrant Issued as Consulting Fee – June 2014

On June 30, 2014, IET issued a warrant to purchase 500,000 shares of its common stock to an unaffiliated third party as payment of consulting services. The warrant is exercisable at $0.06 per share, has a term of two years and vested upon issuance. As of December 31, 2015, all 500,000 shares of common stock underlying the warrant were available for purchase.

Warrant Issued as Consulting Fee – December 2014

On December 1, 2014, IET issued a warrant to purchase 120,000 shares of its common stock to an unaffiliated third party as payment of consulting services. The warrant is exercisable at $0.08 per share, has a term of three years and vested upon issuance. As of December 31, 2015, all 120,000 shares of common stock underlying the warrant were available for purchase.

Warrants Issued as Financing Fee - February 2015

On February 5, 2015, IET issued warrants to purchase in aggregate 1,450,303 shares of its common stock to two unaffiliated third parties as partial consideration for services rendered to IET in connection with a financing. The warrants are exercisable at either $0.06 or $0.066 per share, have a term of three years and vested upon issuance. As of December 31, 2015, all 1,450,303 shares of common stock underlying the warrants were available for purchase.

Warrant Issued as Consulting Fee – December 2015

On December 31, 2015, IET issued a warrant to purchase 515,875 shares of its common stock to an unaffiliated third party as payment of consulting services. The warrant is exercisable at $0.04 per share, has a term of three years and vested upon issuance. As of December 31, 2015, all 515,875 shares of common stock underlying the warrant were available for purchase.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

During the year ended December 31, 2015, there was not a transaction or series of related transactions to which we were a participant or are currently a participant that involved an amount in excess of $120,000 and in which a related party to IET had or will have a direct or indirect material interest which would require disclosure under Item 404(a) of Regulation S-K.

Director Independence

Paul S. Clayson, Michael D. Donnell, Anthony Giordano, III, David N. Harry and Raymond C. Kubacki each qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC. Mr. Clayson, Mr. Giordano and Mr. Kubacki serve on the audit committee; Mr. Donnell, Mr. Harry and Mr. Kubacki serve on the nominating and corporate governance committee; and Mr. Clayson, Mr. Donnell and Mr. Giordano serve on the compensation committee and qualify as independent directors for each committee in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

Audit Fees. IET was billed $29,250 by RBSM, LLP for audit fees relating to IET’s year ended December 31, 2015. IET was billed $20,500 by RBSM, LLP and $9,750 by L.L. Bradford & Company, LLC for audit fees relating to IET’s year ended December 31, 2014. Audit fees consisted of fees for the audit of IET’s annual consolidated financial statements and reviews of quarterly consolidated financial statements as well as services normally provided in connection with statutory and regulatory filings, including filings with the SEC.

Audit Related Fees. IET did not incur any fees associated with audit-related services with RBSM, LLP or L.L. Bradford & Company, LLC, or any other accounting firm, relating to the years ended December 31, 2015 and 2014.

Tax Fees. IET did not incur any fees associated with tax services with RBSM, LLP, or L.L. Bradford & Company related to the years ended December 31, 2015 and 2014.

All Other Fees. IET did not incur any fees associated with non-audit services with RBSM, LLP, or L.L. Bradford & Company, LLC relating to the years ended December 31, 2015 and 2014.

Audit Committee Pre-Approval Policy of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

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

DATE:	INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

March 30, 2016	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David R. LaVance	Chairman of the Board,	March 30, 2016
David R. LaVance	President and Chief
Executive Officer
(Principal Executive Officer)

/s/ Thomas S. Gifford	Executive Vice President,	March 30, 2016
Thomas S. Gifford	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Paul S. Clayson	Director	March 30, 2016
Paul S. Clayson

/s/ Michael D. Donnell	Director	March 30, 2016
Michael D. Donnell

/s/ Anthony Giordano, III	Director	March 30, 2016
Anthony Giordano, III

/s/ David N. Harry	Director	March 30, 2016
David N. Harry

/s/ Raymond C. Kubacki	Director	March 30, 2016
Raymond C. Kubacki

Integrated Environmental Technologies, Ltd.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Integrated Environmental Technologies, Ltd.

We have audited the accompanying consolidated balance sheet of Integrated Environmental Technologies, Ltd. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statement of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Environmental Technologies, Ltd. and subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP

Leawood, Kansas

March 30, 2016

Integrated Environmental Technologies, Ltd.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$838,107	$371,292
Accounts receivable, net	36,223	37,098
Prepaid expenses	14,948	11,780
Inventory	103,220	117,690
Other receivable	—	111,200
Total current assets	992,498	649,060

Property and equipment, net	245,621	259,468
Total assets	$1,238,119	$908,528

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$209,774	$154,167
Accrued expenses	199,893	403,520
Customer deposits	2,000	2,000
Convertible debentures	501,125	501,125
Note payable	—	46,546
Total current liabilities	912,792	1,107,358

Convertible debentures	788,501	—
Total liabilities	1,701,293	1,107,358

Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 600,000,000 shares authorized; 311,404,576 and 253,178,774 shares issued and outstanding, respectively	311,405	253,179
Additional paid-in capital	24,005,008	21,262,811
Accumulated deficit	(24,779,587)	(21,714,820)
Total stockholders’ deficiency	(463,174)	(198,830)
Total liabilities and stockholders’ deficiency	$1,238,119	$908,528

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014
Revenues:
Sales	$564,348	$151,397
Leasing and Licensing Fees	25,135	34,180
	589,483	185,577
Cost of sales	238,483	58,405

Gross profit	351,000	127,172

Operating expenses:
General and administrative expense	1,777,123	1,297,673
Sales and marketing expense	1,302,493	785,155
Research and development expense	274,719	266,298
	3,354,335	2,349,126

Loss from operations	(3,003,335)	(2,221,954)

Other income (expense):
Interest and other income	606	36,109
Interest expense	(62,038)	(48,323)
Total other income (expense)	(61,432)	(12,214)

Net loss	$(3,064,767)	$(2,234,168)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	298,026,369	238,279,810

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Stockholders’ Deficiency

For the Years Ended December 31, 2015 and 2014

					Total
	Common Stock		Additional		Stockholders’
	Number	$0.001	Paid-in	Stockholders’	Equity
	of Shares	Par Value	Capital	Deficit	(Deficiency)
Balance at December 31, 2013	229,971,926	$229,972	$20,075,764	$(19,480,652)	$825,084
Common stock issued for cash, net of offering costs	20,973,693	20,974	1,025,022	—	1,045,996
Common stock issued as payment on principal and interest on convertible debentures	437,816	438	37,652	—	38,090
Common stock issued as payments of accounts payable	786,628	787	52,338	—	53,125
Stock-based compensation	1,008,711	1,008	80,585	—	81,593
Stock based compensation accrued for payment	—	—	(8,550)	—	(8,550)
Net loss	—	—	—	(2,234,168)	(2,234,168)
Balance at December 31, 2014	253,178,774	253,179	21,262,811	(21,714,820)	(198,830)
Common stock issued for cash, net of offering costs	44,075,758	44,076	1,869,874	—	1,913,950
Common stock issued as payment on principal and interest on convertible debentures	1,190,313	1,190	36,900	—	38,090
Common stock issued as payments of accounts payable	5,408,928	5,409	216,091	—	221,500
Discount on convertible debentures issued in November and December 2015	—	—	117,708	—	117,708
Stock-based compensation	7,550,803	7,551	501,624	—	509,175
Net loss	—	—	—	(3,064,767)	(3,064,767)
Balance at December 31, 2015	311,404,576	$311,405	$24,005,008	$(24,779,587)	$(463,174)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,064,767)	$(2,234,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,650	85,416
Stock-based compensation expense	509,175	81,593
Interest accreted on convertible debentures	8,709	—
Provision for doubtful accounts	15,080	920
Gain on settlement of customer deposit	—	(36,109)
Changes in operating assets and liabilities:
Accounts receivable	(14,997)	(21,367)
Prepaid expenses	(3,168)	14,386
Inventory	(41,481)	9,262
Other receivable	111,200	—
Accounts payable	277,899	153,715
Accrued expenses	(165,537)	297,762
Net cash used in operating activities	(2,276,237)	(1,648,590)
Cash flows from investing activity:
Purchase of equipment	(21,852)	—
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,913,950	1,045,996
Repayment of note payable	(46,546)	(75,513)
Proceeds from issuance of convertible debentures	897,500	—
Net cash provided by financing activities	2,764,904	970,483
Increase (decrease) in cash	466,815	(678,107)
Cash - beginning of year	371,292	1,049,399
Cash - end of year	$838,107	$371,292
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,207	$7,232
Cash paid for income taxes	$900	$700
Noncash operating activities:
Issuance of 1,983,928 and 492,614 shares of common stock, respectively, as payment of director fees	$84,500	$32,250
Issuance of 3,425,000 and 294,014 shares of common stock, respectively, as payment of accounts payable	$137,000	$20,875
Issuance of 1,190,313 and 437,816 shares of common stock, respectively, as payment of interest on convertible debenture	$38,090	$38,090
Noncash investing activity:
Parts and materials inventory used in production equipment	$55,951	$—
Noncash financing activities:
Issuance of 1,053,303 and 758,711 shares of common stock, respectively, as payment of offering costs related to private placements	$56,000	$44,252
Issuance of warrants to purchase 1,450,303 shares of common stock as payment of offering costs related to private placements	$47,100	$—

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

The Company markets its products and equipment under the umbrella brand name EcoTreatments™. The Company produces a hypochlorous acid-based solution, commonly known as anolyte, that it markets under the brand name Excelyte® as well as an anti-oxidizing, mildly alkaline solution, commonly known as catholyte, that it markets under the brand name Catholyte Zero™. Excelyte® and Catholyte Zero™ provide an environmentally friendly and effective alternative for cleaning, sanitizing and disinfecting as compared to the hazardous chemicals traditionally prevalent in commercial use. The Company manufactures proprietary equipment, which it markets under the brand name EcaFlo®, to produce Excelyte® and Catholyte Zero™ for distribution by the Company and, under certain circumstances, such equipment is leased by the Company to customers for use at their facilities.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had working capital of $79,706 and an accumulated deficit of $24,779,587 as of December 31, 2015. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not anticipate establishing any lending relationships with commercial banks in the foreseeable future due to its unprofitable operations and limited assets. The Company continues to execute its strategy of selling Excelyte® and Catholyte Zero™ to fund its operations and is focused on obtaining additional capital through the private placement of its securities. The Company is pursuing potential equity and/or debt investors and, from time to time, has engaged placement agents to assist it in this initiative. While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts. If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company. Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company based its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change.

Concentration of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts which, at times, exceed federally-insured limits.

The Company principally sells its products directly to commercial customers in the oil and gas industry and in several other industries. The Company’s oil and gas customers are located in Utah, New Mexico and Texas and the Company’s other customers are located in diversified geographical regions throughout the United States. During the year ended December 31, 2015, two customers accounted for 53% and 14%, respectively, of revenues. During the year ended December 31, 2014, four customers accounted for 29%, 15%, 13% and 10%, respectively, of revenues. No other customer accounted for more than 10% of our revenues during the years ended December 31, 2015 or 2014. The Company regularly evaluates the creditworthiness of its customers.

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less any allowance for doubtful accounts. The allowance for doubtful accounts was $13,000 and $0, respectively, at December 31, 2015 and 2014. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectability by considering a number of factors, including the length of time an invoice is past due, the customer’s creditworthiness and historical bad debt experience. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables.

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

Property and Equipment

Property and equipment are recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all property and equipment. Repair and maintenance costs are expensed as incurred. Equipment is depreciated over an estimated useful life ranging from three to seven years. Leasehold improvements are depreciated over the shorter of the original term of the lease or the estimated useful life of the improvement.

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

Long-Lived Assets

The Company reviews its long-lived assets, which include property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, “Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets.” Recoverability of these assets is evaluated by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by the assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price, if any, or a value determined by a discounted cash flow technique. There were no material impairment charges related to the Company’s property and equipment during the year ended December 31, 2015 or 2014.

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

During the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014
General and administrative	$311,877	$61,712
Sales and marketing	141,121	15,498
Research and development	56,177	4,383
Total	$509,175	$81,593

For the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense related to shares of common stock and stock options granted to employees and directors of $465,709 and $37,724, respectively. For the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense related to common stock and warrants issued to non-employees of $43,466 and $43,869, respectively.

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

For the year ended December 31, 2015, diluted net loss per share did not include the effect of 8,365,070 shares of common stock issuable upon the exercise of outstanding stock options, 25,454,701 shares of common stock issuable upon the exercise of outstanding warrants and 19,069,779 shares of common stock issuable upon the conversion of convertible debentures, as their effect would be anti-dilutive.

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

4. Inventory

As of December 31, 2015 and 2014, inventory consisted of parts and materials totaling $103,220 and $117,690, respectively.

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

6. Property and Equipment

As of December 31, 2015 and 2014, property and equipment, on a net basis, consisted of the following (see Note 4):

	Year Ended December 31,
	2015	2014
Leasehold improvements	$328,977	$328,977
Equipment	515,307	437,504
	844,284	766,481
Less: Accumulated depreciation	(598,663)	(507,013)
	$245,621	$259,468

7. Accrued Expenses

As of December 31, 2015 and December 31, 2014, accrued expenses consisted of the following:

	Year Ended December 31,
	2015	2014
Accrued compensation	$116,455	$253,305
Accrued penalty (see Note 5)	—	87,344
Accrued interest (see Note 9)	39,188	27,321
Accrued professional fees	22,000	22,000
Accrued other expenses	22,250	13,550
	$199,893	$403,520

8. Customer Deposits

Pursuant to the terms of the License Agreement, the Company received a deposit of $2,000.

9. Convertible Debentures

April 2007 Convertible Debenture

On April 26, 2007, the Company issued a convertible debenture to an individual accredited investor in the principal amount of $25,000. This convertible debenture matured on January 2, 2009 and remains unpaid and, as a result, such obligation can be placed in default by the holder. The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share. An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture at the current conversion price of $0.40 per share.

For each of the years ended December 31, 2015 and 2014, the Company recorded a total of $3,000 of interest expense related to this convertible debenture. As of December 31, 2015 and 2014, the outstanding principal on this convertible debenture was $25,000 and the accrued and unpaid interest was $16,441 and $13,441, respectively, which is included as a component of accrued expenses (see Note 7).

Zanett Convertible Debentures

On August 21, 2012, the Company issued to Zanett Opportunity Fund, Ltd. an 8% convertible debenture in the amount of $476,125 (the “Zanett August 2012 Debenture”). The Zanett August 2012 Debenture has a three-year term that matured on August 21, 2015. The Company has not made payment on the outstanding balance due on the Zanett August 2012 Debenture and, as a result, such obligation can be placed in default by the holder.

The Zanett August 2012 Debenture bears interest at a rate of 8% per annum. Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock, as defined in the Zanett August 2012 Debenture.

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

On December 31, 2015, the Company issued 1,190,313 shares of the Company’s common stock to Zanett as payment of $38,090 of accrued interest due on the Zanett August 2012 Debenture for the period commencing August 21, 2014 through August 20, 2015. The number of shares of the Company’s common stock issued as payment of the accrued interest was calculated based on the market price of the Company’s common stock ($0.032 per share) as defined in the Zanett August 2012 Debenture.

For each of the years ended December 31, 2015 and 2014, the Company recorded $38,090 of interest expense related to the Zanett August 2012 Debenture. As of December 31, 2015 and 2014, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was recorded as a component of current convertible debentures, and the accrued and unpaid interest was $13,880, which was recorded as a component of accrued expenses (see Note 7).

November and December 2015 Convertible Debentures and Warrants

On November 11, 2015, December 3, 2015 and December 18, 2015, the Company issued 12% convertible debentures (the “2015 Debentures”) in the aggregate principal amount of $997,222 to five institutional investors and three individual investors. In connection with the issuance of the 2015 Debentures, the Company issued warrants (the “2015 Debenture Warrants”) to purchase an aggregate of 7,123,014 shares of its common stock. The gross proceeds received in connection with these private placements were $897,500.

The 2015 Debentures mature on the date that is two years from the issuance date, bear interest at a rate of 12% per annum and contain an original issue discount of 10% of the principal amount ($99,722 in aggregate). Interest is payable in annual installments in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of its common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock, as defined in the 2015 Debentures.

The entire principal amount of each of the 2015 Debentures is convertible at any time into shares of the Company’s common stock at the option of the respective debenture holder at a conversion price of $0.07 per share. In addition, at the option of the Company, the entire principal amount of each of the 2015 Debentures is convertible into shares of the Company’s common stock at $0.07 per share upon the occurrence of a change of control, as defined in the 2015 Debentures, or if the average closing price of the Company’s common stock for any period of twenty consecutive trading days is greater than or equal to $0.30 per share. Finally, the entire principal amount of each of the 2015 Debentures automatically converts into shares of the Company’s common stock upon the Company completing a Qualified Financing (as defined in the 2015 Debentures), at a conversion price per share equal to the lesser of: (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; or (ii) $0.07. The quoted per share market price of the Company’s common stock on November 11, 2015, December 3, 2015 and December 18, 2015 was $0.064, $0.05 and $0.04, respectively. An aggregate of 14,246,029 shares of the Company’s common stock can be issued pursuant to the 2015 Debentures at the current conversion price of $0.07 per share.

The 2015 Debenture Warrants have a three-year term and provide the holders the right to purchase an aggregate of 7,123,014 shares of the Company’s common stock at $0.10 per share. All of the shares of the Company’s common stock underlying the 2015 Debenture Warrants are fully vested. The exercise price of the 2015 Debenture Warrants is subject to adjustment for stock dividends, stock splits, or similar events.

The Company separately accounted for the liability and equity components of the 2015 Debentures based upon the relative fair value of the liability and equity components on the respective dates of issuance. As a result, the Company recorded a discount of $117,708 for the 2015 Debentures to account for the relative fair value attributable to the 2015 Debenture Warrants, which is being accreted as interest expense using the effective interest method over the respective two-year terms of each of the 2015 Debentures. In addition, the $99,722 original issue discount is also being accreted as interest expense using the effective interest method over the respective two-year terms of each of the 2015 Debentures.

For the year ended December 31, 2015, the Company recorded a total of $17,575 ($8,708 accreted) of interest expense related to the 2015 Debentures. As of December 31, 2015, $8,867 of interest due on the 2015 Debentures was accrued and was recorded as a component of accrued expenses (see Note 7). As of December 31, 2015, the unamortized discount on the 2015 Debentures related to the fair value of the 2015 Debenture Warrants was $112,694, the unamortized discount on the 2015 Debentures related to the original issue discount was $96,027 and the net carrying value of the 2015 Debentures was $788,501, which was recorded as a component of non-current convertible debentures.

10. Note Payable

On June 17, 2013, the Company issued a promissory note (the “Benchmark Note”) with a principal balance of $152,000 to Benchmark Performance Group, Inc. (“Benchmark”) related to the purchase of nineteen EcaFlo® machines owned by Benchmark as well as the rights to the Excelyte® trademark and certain other intangible assets. The Benchmark Note incurred interest at a rate of 7% per annum and required the Company to make twenty-four monthly payments of $6,805 commencing August 1, 2013. As of December 31, 2015, the entire principal balance due on the Benchmark Note was paid in full by the Company.

For the years ended December 31, 2015 and 2014, the Company recorded $1,092 and $6,152, respectively, of interest expense related to the Benchmark Note. As of December 31, 2015 and 2014, the outstanding principal on the Benchmark Note was $0 and $46,546, respectively.

11. Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(1,042,021)	34%	$(759,617)	34%
Effect of state taxes, net of federal benefit	(91,943)	3	(67,025)	3
Change in valuation allowance	1,130,125	(36)	793,408	(36)
Other	3,839	(1)	(33,234)	(1)
	$—	-%	$—	-%

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are shown below. In determining whether the deferred tax assets will be realized, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. As of December 31, 2015 and 2014, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future. The valuation allowance increased $1,130,125 during the year ended December 31, 2015, attributable primarily to Company’s continuing operating losses for the year ended December 31, 2015 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carry-forwards that give rise to deferred taxes consist of the following:

	Years Ended December 31,
	2015	2014
Net operating loss	$8,557,123	$7,471,805
Depreciation and amortization	67,671	65,820
Stock based compensation	367,100	328,993
Provision for doubtful accounts	4,849	—
Total gross deferred tax assets	8,996,743	7,866,618
Valuation allowance	(8,996,743)	(7,866,618)
Net deferred tax assets	$—	$—

As of December 31, 2015, the Company had federal and state operating losses of approximately $23,009,323. Both the federal and state operating losses begin to expire in the years 2021 through 2035.

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

The Company’s 2012, 2013 and 2014 federal and state income tax returns are open for examination by the applicable governmental authorities.

12. Stockholders’ Deficiency

Common Stock

On February 25, 2014, the Company issued an aggregate of 206,250 shares of its common stock, at a per share price of $0.08, as payment of $16,500 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing September 1, 2013 through December 31, 2013. The quoted market price of the Company’s common stock on the date the issuance was approved by the Company’s board of directors was $0.08 per share.

On March 14, 2014, the Company issued 250,000 shares of common stock to a non-affiliated third party as payment for marketing services. The total expense associated with the issuance of these shares was $20,000, representing the fair market value of the shares on the date of issuance ($0.08 per share).

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

On October 10, 2014, the Company issued 437,816 shares of the Company’s common stock to Zanett as payment of $38,090 of accrued interest due on the Zanett August 2012 Debenture for the period commencing August 21, 2013 through August 20, 2014 (see Note 9).

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

For the year ended December 31, 2014, the Company issued an aggregate of 294,014 shares of common stock as payment of $20,875 of accounts payable due non-affiliated third parties for investor relations services. The common stock was issued at per share prices equal to the Company’s quoted market price on the dates the issuances were either authorized by the Company’s board of directors or occurred (weighted average per share price of $0.071).

On February 9, 2015, the Company sold an aggregate of 44,075,758 shares of its common stock for an aggregate purchase price of $1,960,000 (weighted average per share price of $0.061). The Company paid an aggregate of $46,050 of offering costs in cash and issued 1,055,303 shares of common stock to non-affiliated third parties as payment of $56,000 of offering costs related to these sales of common stock.

On March 25, 2015, the Company issued an aggregate of 5,683,000 shares of common stock as stock-based compensation to its executive officers as follows: David R. LaVance, President and Chief Executive Officer – 3,613,250 shares; and Thomas S. Gifford, Executive Vice President and Chief Financial Officer – 2,069,750 shares. The total stock-based compensation expense associated with the issuance of these shares of common stock was $374,510 (per share price of $0.0659).

On April 3, 2015, the Company issued an aggregate of 171,428 shares of its common stock, at a per share price of $0.07, as payment of $12,000 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing July 1, 2014 through December 31, 2014. The quoted market price of the Company’s common stock on April 3, 2015, the date the issuance was approved by the Company’s board of directors, was $0.07 per share.

On December 31, 2015, the Company issued an aggregate 1,925,000 shares of common stock to three non-affiliated third parties as payment of $77,000 of accounts payable related to services rendered to IET and issued 812,500 shares of common stock to a non-affiliated third party as payment of $32,500 of consulting services related to corporate development. The common stock was issued at the per share price equal to the Company’s quoted market price on the date of issuance ($0.04).

On December 31, 2015, the Company issued an aggregate of 1,812,500 shares of common stock as payment of $72,500 of director fees due certain members of the Company’s board of directors for services rendered for the period commencing January 1, 2015 through December 31, 2015 and issued an aggregate of 1,500,000 shares of common stock to our executive officers as payment of an aggregate of $60,000 of out-of-pocket expenses incurred by the executive officers on behalf of IET. The common stock was issued at the per share price equal to the Company’s quoted market price on the date of issuance ($0.04).

On December 31, 2015, the Company issued 1,190,313 shares of the Company’s common stock to Zanett as payment of $38,090 of accrued interest due on the Zanett August 2012 Debenture for the period commencing August 21, 2014 through August 20, 2015 (see Note 9).

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of December 31, 2015, stock options to purchase 3,846,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

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

The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. Effective February 25, 2015, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 25,300,975 shares. As of December 31, 2015, options to purchase 4,518,150 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 20,782,825 shares of the Company’s common stock were available for awards under the 2012 Equity Incentive Plan. Effective January 29, 2016, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 31,140,458 shares.

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

A summary of stock option transactions under the Equity Incentive Plans during the years ended December 31, 2015 and 2014 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,980,254	$0.18	$55,605
Granted during the period	1,000,000	0.09
Exercised during the period	-	-
Terminated during the period	(1,133,334)	$0.24
Outstanding at December 31, 2014	4,846,920	$0.15	$-
Granted during the period	4,518,150	0.06
Exercised during the period	-	-
Terminated during the period	(1,000,000)	$0.09
Outstanding at December 31, 2015	8,365,070	$0.11	$-
Exercisable at December 31, 2015	6,002,570	$0.13	$-
Exercisable at December 31, 2014	3,846,920	$0.16	$-

The aggregate fair value of stock options granted during the year ended December 31, 2015 and 2014 was $152,439 and $57,035, respectively, and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended
	December 31, 2015	December 31, 2014

Exercise price	$0.04 - $0.08	$0.09
Issue date stock price	$0.04 - $0.08	$0.09
Expected volatility	128% - 138%	139%
Risk-free interest rates	1.26% - 2.36%	2.39%
Risk of forfeiture	35%	35%
Expected life (in years)	5-10	10
Dividend yield	0.00%	0.00%

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

Information with respect to outstanding stock options and stock options exercisable as of December 31, 2015 that were granted to employees, directors and service providers is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.04	2,000,000	$0.04	9.6	-	-	-
$0.07	2,068,150	$0.07	4.3	2,068,150	$0.07	4.3
$0.08	450,000	$0.08	9.2	87,500	$0.08	9.2
$0.10	2,180,253	$0.10	3.2	2,180,253	$0.10	3.2
$0.20	833,333	$0.20	6.3	833,333	$0.20	6.3
$0.30	833,334	$0.30	6.3	833,334	$0.30	6.3
	8,365,070	$0.11	5.9	6,002,570	$0.13	4.5

A summary of the non-vested shares subject to options granted under the Equity Incentive Plans as of December 31, 2015 and 2014 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2013	1,666,668	$0.05
Granted during the period	1,000,000	$0.09
Vested during the period	(833,334)	$0.05
Terminated during the period	(833,334)	$0.05
Non-vested at December 31, 2014	1,000,000	$0.09
Granted during the period	4,518,150	$0.06
Vested during the period	(2,155,650)	$0.07
Terminated during the period	(1,000,000)	$0.09
Non-vested at December 31, 2015	2,362,500	$0.05

As of December 31, 2015, there was $65,628 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of thirty-nine months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the years ended December 31, 2015 and 2014 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	36,844,565	$0.12	$95,584
Issued during the period	620,000	$0.06
Exercised during the period	-	-
Terminated during the period	(8,555,687)	$0.16
Outstanding at December 31, 2014	28,908,878	$0.12	$42,006
Issued during the period	12,877,073	$0.08
Exercised during the period	-	-
Terminated during the period	(16,331,250)	$0.15
Outstanding at December 31, 2015	25,454,701	$0.08	$3,459
Exercisable at December 31, 2015	25,454,701	$0.08	$3,459
Exercisable at December 31, 2014	28,908,878	$0.12	$42,006

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were generally not less than the fair market value of the Company’s common stock on the date of issuance. Warrants issued may vest over a period of up to three years and have a maximum term of ten years from the date of issuance.

The aggregate fair value of the warrants issued during the years ended December 31, 2015 and 2014 was $316,972 and $15,318, respectively, and was calculated using the Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended
	December 31, 2015	December 31, 2014

Exercise price	$0.04 - $0.10	$0.06 - $0.08
Issue date stock price	$0.04 - $0.07	$0.055 - $0.07
Expected volatility	119% - 153%	134% - 140%
Risk-free interest rates	0.87% - 1.33%	0.47% - 0.49%
Risk of forfeiture	35%	35%
Expected life (in years)	3.0	2.0 - 2.4
Dividend yield	0.00%	0.00%

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

Information with respect to outstanding warrants and warrants exercisable at December 31, 2015 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.03 - 0.04	1,667,442	1.6	$0.04	1,667,442	1.6	$0.04
$0.06 - 0.07	10,344,244	3.4	$0.07	10,344,244	3.4	$0.07
$0.08 - 0.10	13,443,015	4.1	$0.10	13,443,015	4.1	$0.10
	25,454,701	3.6	$0.08	25,454,701	3.6	$0.08

As of December 31, 2015, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

13. Related-Party Transactions

During the years ended December 31, 2015 and 2014, there was not a transaction or series of related transactions to which the Company was a participant or is currently a participant that involved an amount in excess of $120,000 and in which a related party to the Company had or will have a direct or indirect material interest.

14. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal year 2018. Each of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all utilities and other costs associated with those facilities, with certain exceptions. In each of the Company’s lease agreements the Company is not responsible for the payment of property taxes or property insurance, but is required to insure the contents of each facility. These lease agreements contain customary representations and warranties of the Company and subject the Company to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of December 31, 2015, the Company was not in default on any covenants contained in its lease agreements. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the lease agreements.

Future minimum lease payments under all of the Company’s operating leases at December 31, 2015 are as follows:

Year Ending December 31,	Amount

2016	$212,900
2017	192,000
2018	37,850
$442,750

Rent expense for these locations for the years ended December 31, 2015 and 2014 was $150,050 and $59,046, respectively.

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

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.4	7% Secured Promissory Note in the principal amount of $152,000 issued by I.E.T., Inc. to Benchmark Performance Group, Inc. dated June 17, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

4.5	Form of 12% Convertible Debenture issued on: November 11, 2015 in the principal amount of $275,000; December 3, 2015 in the aggregate principal amount of $222,222; and December 18, 2015 in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 that was filed with the SEC on November 13, 2015).

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

E-1

Exhibit No.	Description

10.4*	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.5*	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 7, 2014).

10.7	Building Lease Agreement, dated November 1, 2014, by and between I.E.T., Inc. and Culy Hawkins (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.8	Building Lease Agreement, dated November 14, 2014, by and between I.E.T., Inc. and Duchesne Crossing, LLC (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.9	Building Lease Agreement, dated September 1, 2015, by and between I.E.T., Inc. and Wally Moon.

10.10	Building Lease Agreement, dated January 28, 2016, by and between I.E.T., Inc. and Ray C. Luna.

10.11*	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

E-2

Exhibit No.	Description

10.12*	Form of Non-Qualified Stock Option Agreement granted by the Company on: March 27, 2012 to each of Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock) and David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); and April 3, 2016 to each of Raymond C. Kubacki (for the purchase of 1,113,630 shares of the Company’s common stock) and David N. Harry (for the purchase of 636,350 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.13	Asset Purchase Agreement, dated as of June 17, 2013, by and between I.E.T., Inc. and Benchmark Performance Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K that was filed with the SEC on June 19, 2013).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101**	The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of stockholders’ equity (deficiency); (iv) consolidated statements of cash flows; and (v) notes to the consolidated financial statements.

* Constitutes a management contract

E-3