Form 10-Q
period 2016-03-31
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2016-05-16
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, there were 320,571,243 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated condensed balance sheet as of March 31, 2016 and the related consolidated condensed statements of operations and cash flows for the three months ended March 31, 2016 and 2015 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated condensed financial statements pursuant to the rules and regulations of the SEC. The consolidated condensed financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following consolidated financial statements be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results of the entire fiscal year or of any other period.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$274,542	$838,107
Accounts receivable, net	35,261	36,223
Prepaid expenses and other	10,057	14,948
Inventory	100,918	103,220
Total current assets	420,778	992,498

Property and equipment, net	228,227	245,621

Total assets	$649,005	$1,238,119

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$341,053	$209,774
Accrued expenses	220,299	199,893
Customer deposits	2,000	2,000
Convertible debentures	501,125	501,125
Total current liabilities	1,064,477	912,792

Convertible debentures	815,605	788,501
Total liabilities	1,880,082	1,701,293

Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 600,000,000 shares authorized; 311,404,576 shares issued and outstanding	311,405	311,405
Additional paid-in capital	24,006,704	24,005,008
Accumulated deficit	(25,549,186)	(24,779,587)
Total stockholders’ deficiency	(1,231,077)	(463,174)
Total liabilities and stockholders’ deficiency	$649,005	$1,238,119

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues:
Sales	$27,798	$144,077
Leasing and licensing fees	6,000	6,000
	33,798	150,077
Cost of sales	14,258	56,430

Gross profit	19,540	93,647

Operating expenses:
General and administrative	276,775	587,709
Sales and marketing	387,685	422,682
Research and development	57,369	134,010
	721,829	1,144,401

Loss from operations	(702,289)	(1,050,754)

Other income (expense):
Interest income	73	120
Interest expense	(67,383)	(11,011)
Total other income (expense)	(67,310)	(10,891)

Net loss	$(769,599)	$(1,061,645)

Net loss per share, basic and diluted	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	311,404,576	279,195,053

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(769,599)	$(1,061,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,745	22,608
Stock-based compensation expense	1,696	375,088
Interest accreted on convertible debentures	27,104	—
Changes in operating assets and liabilities:
Accounts receivable	191	(59,441)
Inventory	2,302	(2,267)
Prepaid expenses and other	4,891	(7,967)
Other receivable	—	111,200
Accounts payable	132,050	101,319
Accrued expenses	20,406	(100,210)

Net cash used in operating activities	(558,214)	(621,315)

Cash flows used in investing activity:
Purchase of equipment	(5,351)	(15,052)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	1,913,950
Repayment of note payable	—	(19,717)
Net cash provided by financing activities	—	1,894,233

(Decrease) increase in cash	(563,565)	1,257,866
Cash - beginning of period	838,107	371,292
Cash - end of period	$274,542	$1,629,158
Supplemental disclosure of cash flow information:
Cash paid for interest	$320	$6,909
Cash paid for income taxes	$650	$900
Non-cash financing activities:
Issuance of 1,055,303 shares of common stock as payment of offering costs related to private placements	$—	$56,000
Issuance of warrants to purchase 1,450,303 shares of common stock as payment of offering costs related to private placements	$—	$47,100

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $643,699 and an accumulated deficit of $25,549,186 as of March 31, 2016. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Inventory

As of March 31, 2016 and December 31, 2015, inventory consisted of parts and materials totaling $100,918 and $103,220, respectively.

3. Property and Equipment

As of March 31, 2016 and December 31, 2015, property and equipment, on a net basis, consisted of the following:

	March 31, 2016	December 31, 2015
Leasehold improvements	$328,977	$328,977
Equipment	520,658	515,307
	849,635	844,284
Less: Accumulated depreciation	(621,408)	(598,663)
	$228,227	$245,621

4. Accrued Expenses

As of March 31, 2016 and December 31, 2015, accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued compensation	$116,455	$116,455
Accrued interest (see Note 5)	79,267	39,188
Accrued professional fees	2,750	22,000
Accrued consulting fees and other expenses	21,827	22,250
	$220,299	$199,893

5. Convertible Debentures

April 2007 Convertible Debenture

On April 26, 2007, the Company issued a convertible debenture to an individual investor in the principal amount of $25,000. This convertible debenture matured on January 2, 2009 and remains unpaid and, as a result, such obligation can be placed in default by the holder. The convertible debenture accrues interest at a rate of 12% per annum and is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share. An aggregate of 62,500 shares of the Company’s common stock can be issued upon the conversion of the outstanding principal amount due on this convertible debenture at the current conversion price of $0.40 per share.

During the three months ended March 31, 2016 and 2015, the Company recorded a total of $748 and $740, respectively, of interest expense related to this convertible debenture. As of March 31, 2016 and December 31, 2015, the outstanding principal on this convertible debenture was $25,000, which was included as a component of current convertible debentures, and the accrued and unpaid interest was $17,189 and $16,441, respectively, which was included as a component of accrued expenses (see Note 4).

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

During the three months ended March 31, 2016 and 2015, the Company recorded $9,496 and $9,392, respectively, of interest expense related to the Zanett August 2012 Debenture. As of March 31, 2016 and December 31, 2015, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was included as a component of current convertible debentures, and the accrued and unpaid interest was $23,376 and $13,880, respectively, which was included as a component of accrued expenses (see Note 4).

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

For the three months ended March 31, 2016, the Company recorded a total of $56,939 ($27,104 accreted) of interest expense related to the 2015 Debentures. As of March 31, 2016 and December 31, 2015, $38,702 and $8,867, respectively, of interest due on the 2015 Debentures was accrued and recorded as a component of accrued expenses (see Note 4). As of March 31, 2016, the unamortized discount on the 2015 Debentures related to the fair value of the 2015 Debenture Warrants was $98,021, the unamortized discount on the 2015 Debentures related to the original issue discount was $83,596 and the net carrying value of the 2015 Debentures was $815,605, which was recorded as a component of non-current convertible debentures. As of December 31, 2015, the net carrying value of the 2015 Debentures was $788,501, which was recorded as a component of non-current convertible debentures.

6.Stockholders’ Deficiency

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of March 31, 2016, stock options to purchase 3,846,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012. The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. Effective January 29, 2016, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 31,140,458 shares. As of March 31, 2016, options to purchase 2,518,150 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 28,622,308 shares of the Company’s common stock remain available for awards under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the three months ended March 31, 2016 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,365,070	$0.11	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Terminated during the period	(2,000,000)	$0.04	—
Outstanding at March 31, 2016	6,365,070	$0.13	$—
Exercisable at March 31, 2016	6,115,070	$0.13	$—
Exercisable at December 31, 2015	6,002,570	$0.13	$—

Information with respect to stock options outstanding and stock options exercisable as of March 31, 2016 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.07	2,068,150	$0.07	4.0	2,068,150	$0.07	4.0
$0.08	450,000	$0.08	8.9	200,000	$0.08	8.9
$0.10	2,180,253	$0.10	2.9	2,180,253	$0.10	2.9
$0.20	833,333	$0.20	6.0	833,333	$0.20	6.0
$0.30	833,334	$0.30	6.0	833,334	$0.30	6.0
	6,365,070	$0.13	4.5	6,115,070	$0.13	4.3

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of March 31, 2016 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2015	2,362,500	$0.03
Granted during the period	—	—
Vested during the period	(112,500)	$0.05
Terminated during the period	(2,000,000)	$0.03
Non-vested at March 31, 2016	250,000	$0.05

As of March 31, 2016, there was $14,212 of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of twenty-six months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the three months ended March 31, 2016 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2015	25,454,701	$0.08	$3,459
Issued during the period	—	—	—
Exercised during the period	—	—	—
Terminated during the period	(500,000)	$0.04	—
Outstanding at March 31, 2016	24,954,701	$0.08	$—
Exercisable at March 31, 2016	24,954,701	$0.08	$—
Exercisable at December 31, 2015	25,454,701	$0.08	$3,459

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors. Such exercise prices are generally not less than the quoted market price of the Company’s common stock on the date of issuance. Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to warrants outstanding and warrants exercisable at March 31, 2016 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.03 - 0.04	1,167,442	2.0	$0.04	1,167,442	2.0	$0.04
$0.06 - 0.07	10,344,244	3.2	$0.07	10,344,244	3.2	$0.07
$0.08 - 0.10	13,443,015	3.8	$0.10	13,443,015	3.8	$0.10
	24,954,701	3.5	$0.08	24,954,701	3.5	$0.08

As of March 31, 2016, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

7. Stock-Based Compensation

During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
General and administrative	$299	$187,357
Sales and marketing	1,397	131,554
Research and development	—	56,177
	$1,696	$375,088

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense related to common stock and stock options granted to employees and directors of $1,696 and $375,088, respectively. For the three months ended March 31, 2016 and 2015, the Company did not record any stock-based compensation expense for non-employees.

8. Net Loss Per Common Share

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

For the three months ended March 31, 2016, diluted net loss per share did not include the effect of 6,365,070 shares of common stock issuable upon the exercise of outstanding stock options, 24,954,701 shares of common stock issuable upon the exercise of outstanding warrants and 19,069,779 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

9. Subsequent Events

On April 20, 2016, the Company sold an aggregate of 9,166,667 shares of common stock and warrants to purchase 1,833,333 shares of common stock to two individual investors for an aggregate purchase price of $137,500, or $0.015 per share. The Company incurred an aggregate of $6,875 of offering costs in connection with these transactions.

The warrants have a three-year term, are exercisable at $0.02 per share and were fully vested at the date of issuance. In addition, the warrants are callable by the Company in the event that the closing price of its common stock for at least fifteen trading days in any consecutive twenty-trading-day period is equal to or greater than $0.20.

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

Products

We produce Excelyte®, which is effective as a disinfectant without leaving a harmful residue. The naturally occurring properties and less-corrosive nature of Excelyte® make it an excellent replacement for quaternary ammonia, sodium hypochlorite (bleach) and other hazardous chemicals traditionally used as biocides/disinfectants and sanitizers. Excelyte® contains an active killing agent that is produced with a pH of 6.5 and contains a ratio of free available chlorine of approximately 92% hypochlorous acid to 8% hypochlorite.

Excelyte® is registered with the U.S. Environmental Protection Agency (the “EPA”) as a tuberculocidal hospital-level, hard non-porous surface disinfectant (EPA Registration No. 82341-1). Our EPA registration for Excelyte® includes kill claims for: (1) various pathogens including, but not limited to, Mycobacterium bovis (Tuberculosis), Salmonella enterica, Pseudomonas aeruginosa, Staphylococcus aureus, methicillin-resistant Staphylococcus aureus (MRSA), H1N1 influenza virus (swine flu) and Respiratory Syncytial virus (RSV); (2) hospital-acquired pathogens such as Clostridium difficile spores (C. diff) and vancomycin-resistant enterococci (VRE) as well as a carbapenem-resistant enterobacteriaceae (CRE) known as Klebsiella pneumoniae (NDM-1); (3) high-risk blood-borne pathogen human immunodeficiency virus (HIV); (4) the food-borne pathogens Listeria monocytogenes and Escherichia coli (E. coli); (5) Yeast, Candida albicans; and (6) the non-enveloped viruses adenovirus, norovirus, rhinovirus and rotavirus. Our EPA registration for Excelyte® also includes approval for use in oil and gas applications as a hydrogen sulfide (H2S) scavenger/eliminator and biocide. Excelyte® is also registered with the EPA (EPA Registration No. 82341-4) as a disinfectant to prevent Canine distemper virus, Canine parvovirus and Bordetella bronchiseptica. We intend to market the canine product, in conjunction with a third-party partner, as Excelyte® VET.

We also produce Catholyte Zero™, which is an anti-oxidizing and mild alkaline solution that is effective as an industrial degreaser and surfactant. We have recently developed a new proprietary oil well treatment protocol that consists of a dual treatment regimen utilizing both Excelyte® and Catholyte Zero™. The protocol has significantly increased oil production, while substantially reducing hydrogen sulfide, iron sulfide scales (FeS), bacteria and bacterial deposits present in oil wells.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the consolidated financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the critical accounting policies.

Results of Operations

Revenue. Revenue for the three months ended March 31, 2016 was $33,798, as compared to $150,077, for the three months ended March 31, 2015. The $116,279, or 77%, decrease in revenue for the three months ended March 31, 2016 was primarily the result of a $96,641 decrease in Excelyte® sales and a $16,055 decrease in sales of EcaFlo® equipment parts and related supplies. The decrease in Excelyte® sales was primarily the result of a $115,725 decrease in sales to two of our oil and gas customers who reduced their respective well maintenance budgets and closed down low producing wells due to the significant drop in the price of oil.

Cost of Sales. Cost of sales for the three months ended March 31, 2016 was $14,258, as compared to $56,430 for the three months ended March 31, 2015. The $42,172, or 75%, decrease in cost of sales for the three months ended March 31, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers.

Gross Profit. For the three months ended March 31, 2016 and 2015, gross profit was $19,540 and $93,647, respectively, and gross profit margins were 58% and 62%, respectively. The $74,107 decrease in gross profit for the three months ended March 31, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers. The decrease in gross profit margins for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily the result of increased start-up costs at our production facilities during 2016.

General and Administrative Expenses. For the three months ended March 31, 2016, general and administrative expenses were $276,775, as compared to $587,709 for the three months ended March 31, 2015. The $310,934, or 53%, decrease in general and administrative expenses for the three months ended March 31, 2016 was primarily the result of a $187,058 decrease in stock-based compensation expense for employees, a $78,325 decrease in consulting fees related to investor and public relations, a $20,881 decrease in travel and conference expenses primarily related to fundraising and business development activities, an $8,000 decrease in director compensation and a $5,796 decrease in employee payroll and associated benefit costs.

Sales and Marketing Expenses. For the three months ended March 31, 2016, sales and marketing expenses were $387,685, as compared to $422,682 for the three months ended March 31, 2015. The $34,997, or 8%, decrease in sales and marketing expenses for the three months ended March 31, 2016 was primarily the result of a $130,157 decrease in stock-based compensation expense for employees and a $13,749 decrease in travel and conference expenses related to sales activities, offset by a $50,146 increase in employee payroll and associated benefit costs related to new employees, a $26,000 increase in consulting expenses related to sales and marketing initiatives and a $25,069 increase in rent expense and maintenance expenses related to additional facilities.

Research and Development Expenses. For the three months ended March 31, 2016, research and development expenses were $57,369, as compared to $134,010 for the three months ended March 31, 2015. The $76,641, or 57%, decrease in research and development expenses for the three months ended March 31, 2016 was primarily the result of a $56,177 decrease in stock-based compensation expense for employees and a $22,906 decrease in laboratory testing fees.

Loss from Operations. For the three months ended March 31, 2016, the loss from operations was $702,289, as compared to $1,050,754 for the three months ended March 31, 2015. The $348,465, or 33%, decrease in the loss from operations for the three months ended March 31, 2016 was the result of a $310,934 decrease in general and administrative expenses, a $34,997 decrease in sales and marketing expenses and a $76,641 decrease in research and development expenses, offset by a $74,107 decrease in gross profit on sales.

Interest Expense. For the three months ended March 31, 2016, interest expense was $67,383, as compared to $11,011 for the three months ended March 31, 2015. The $56,372, or 512%, increase in interest expense for the three months ended March 31, 2016 was primarily the result of a $56,939 increase in interest expense ($27,104 accreted interest on debt discount) related to the 2015 Debentures.

Net Loss. For the three months ended March 31, 2016, the Company’s net loss was $769,599, as compared to $1,061,645 for the three months ended March 31, 2015. The $292,046, or 28%, decrease in the net loss for the three months ended March 31, 2016 was primarily the result of a $310,934 decrease in general and administrative expenses, a $34,997 decrease in sales and marketing expenses and a $76,641 decrease in research and development expenses, offset by a $74,107 decrease in gross profit on sales and a $56,372 increase in interest expense.

Liquidity and Capital Resources

As of March 31, 2016, IET had a working capital deficiency of $643,699 and cash on hand of $274,542. The $563,565 decrease in cash on hand from December 31, 2015 was primarily the result of payments to fund our continuing operating expenses.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock and the issuance of convertible debentures.

On April 20, 2016, the Company sold an aggregate of 9,166,667 shares of common stock and warrants to purchase 1,833,333 shares of common stock to two individual investors for an aggregate purchase price of $137,500, or $0.015 per share. The Company incurred an aggregate of $6,875 of offering costs in connection with these transactions.

As of May 16, 2016, our cash position was approximately $200,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately two months from the filing date of this quarterly report on Form 10-Q. We did not make $501,125 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed into default by the holders. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2015, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated condensed financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2016.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 20, 2016, the Company sold an aggregate of 9,166,667 shares of common stock and warrants to purchase 1,833,333 shares of common stock to two individual investors for an aggregate purchase price of $137,500, or $0.015 per share. The Company incurred an aggregate of $6,875 of offering costs in connection with these transactions.

The warrants have a three-year term, are exercisable at $0.02 per share and were fully vested at the date of issuance. In addition, the warrants are callable by the Company in the event that the closing price of its common stock for at least fifteen trading days in any consecutive twenty trading day period is equal to or greater than $0.20.

The Company will use the proceeds from the sales of common stock described above for working capital purposes, including the continued roll out of its previously disclosed sales and marketing strategy for its oil and gas operations.

In connection with the issuances of shares of common stock and the warrants to purchase common stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 6. Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL
TECHNOLOGIES, LTD.

May 16, 2016	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

May 16, 2016	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.4	Form of 12% Convertible Debenture issued on: November 11, 2015 in the principal amount of $275,000; December 3, 2015 in the aggregate principal amount of $222,222; and December 18, 2015 in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 that was filed with the SEC on November 13, 2015).

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

E-1

Exhibit No.	Description

10.4	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.5	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 7, 2014).

10.7	Building Lease Agreement, dated November 1, 2014, by and between I.E.T., Inc. and Culy Hawkins (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.8	Building Lease Agreement, dated November 14, 2014, by and between I.E.T., Inc. and Duchesne Crossing, LLC (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.9	Building Lease Agreement, dated August 31, 2015, by and between I.E.T., Inc. and Wally Moon (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016).

10.10	Building Lease Agreement, dated January 28, 2016, by and between I.E.T., Inc. and Ray C. Luna (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016).

10.11	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

E-2

Exhibit No.	Description

10.12	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

E-3