Form 10-Q
period 2016-06-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2016-08-12
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016, there were 320,571,243 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated condensed balance sheet as of June 30, 2016 and the related consolidated condensed statements of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated condensed financial statements pursuant to the rules and regulations of the SEC. The consolidated condensed financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following consolidated financial statements be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results of the entire fiscal year or of any other period.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$79,144	$838,107
Accounts receivable, net	77,825	36,223
Prepaid expenses and other	32,052	14,948
Inventory	104,251	103,220
Total current assets	293,272	992,498

Property and equipment, net	220,642	245,621
Total assets	$513,914	$1,238,119

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$505,722	$209,774
Accrued expenses	298,336	199,893
Customer deposits	2,000	2,000
Convertible debentures	25,000	501,125
Note payable	22,497	—
Total current liabilities	853,555	912,792

Convertible debentures	1,318,834	788,501
Total liabilities	2,172,389	1,701,293

Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 600,000,000 shares authorized; 320,571,243 and 311,404,576 shares, respectively, issued and outstanding	320,571	311,405
Additional paid-in capital	24,145,434	24,005,008
Accumulated deficit	(26,124,480)	(24,779,587)
Total stockholders’ deficiency	(1,658,475)	(463,174)
Total liabilities and stockholders’ deficiency	$513,914	$1,238,119

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Sales	$73,338	$151,545	$101,136	$295,622
Leasing and licensing fees	6,000	6,000	12,000	12,000
	79,338	157,545	113,136	307,622
Cost of sales	30,417	52,411	44,676	108,840

Gross profit	48,921	105,134	68,460	198,782

Operating expenses:
General and administrative	235,830	446,286	512,605	1,033,995
Sales and marketing	276,736	249,837	664,421	672,519
Research and development	43,839	59,169	101,208	193,179
	556,405	755,292	1,278,234	1,899,693

Loss from operations	(507,484)	(650,158)	(1,209,774)	(1,700,911)

Other income (expense):
Interest income	22	271	95	390
Interest expense	(67,832)	(11,123)	(135,214)	(22,134)
Total other income (expense)	(67,810)	(10,852)	(135,119)	(21,744)

Net loss	$(575,294)	$(661,010)	$(1,344,893)	$(1,722,655)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	318,657,324	304,160,495	315,030,950	291,746,739

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,344,893)	$(1,722,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,330	46,965
Stock-based compensation expense	3,392	443,378
Interest accreted on convertible debentures	54,208	—
Gain on settlement of accrued expense	(13,550)	—
Changes in operating assets and liabilities:
Accounts receivable	(42,373)	(36,518)
Inventory	(1,031)	(68,276)
Prepaid expenses and other	(17,104)	169
Other receivable	—	111,200
Accounts payable	296,719	184,533
Accrued expenses	120,693	(201,454)
Net cash used in operating activities	(896,609)	(1,242,658)
Cash flows used in investing activity:
Purchase of equipment	(22,351)	(23,828)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	137,500	1,913,950
Proceeds from issuance of note payable	24,650	—
Repayment of note payable	(2,153)	(39,780)
Net cash provided by financing activities	159,997	1,874,170
(Decrease) increase in cash	(758,963)	607,684
Cash - beginning of period	838,107	371,292
Cash - end of period	$79,144	$978,976
Supplemental disclosure of cash flow information:
Cash paid for interest	$561	$1.504
Cash paid for income taxes	$650	$900
Noncash operating activities:
Issuance of 171,428 shares of common stock as payment of director fees	$—	$12,000
Noncash investing activity:
Parts and materials inventory used in production equipment	$—	$35,225
Non-cash financing activities:
Issuance of 1,055,303 shares of common stock as payment of offering costs related to private placements	$—	$56,000
Issuance of warrants to purchase 1,450,303 shares of common stock as payment of offering costs related to private placements	$—	$47,100

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $560,283 and an accumulated deficit of $26,124,480 as of June 30, 2016. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Inventory

As of June 30, 2016 and December 31, 2015, inventory consisted of parts and materials totaling $104,251 and $103,220, respectively.

3. Property and Equipment

As of June 30, 2016 and December 31, 2015, property and equipment, on a net basis, consisted of the following:

	June 30, 2016	December 31, 2015
Leasehold improvements	$328,977	$328,977
Equipment	537,658	515,307
	866,635	844,284
Less: Accumulated depreciation	(645,993)	(598,663)
	$220,642	$245,621

4. Accrued Expenses

As of June 30, 2016 and December 31, 2015, accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
Accrued compensation	$174,990	$116,455
Accrued interest (see Note 5)	119,346	39,188
Accrued professional fees	4,000	22,000
Accrued consulting fees and other expenses	—	22,250
	$298,336	$199,893

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

For the three and six months ended June 30, 2016, the Company recorded $748 and $1,496, respectively, of interest expense related to this convertible debenture. For the three and six months ended June 30, 2015, the Company recorded $748 and $1,488, respectively, of interest expense related to this convertible debenture. As of June 30, 2016 and December 31, 2015, the outstanding principal on this convertible debenture was $25,000, which was included as a component of current convertible debentures, and the accrued and unpaid interest was $17,937 and $16,441, respectively, which was included as a component of accrued expenses (see Note 4).

Zanett Convertible Debenture

On August 21, 2012, the Company issued to Zanett Opportunity Fund, Ltd. an 8% convertible debenture in the amount of $476,125 (the “Zanett August 2012 Debenture”). The Zanett August 2012 Debenture bears interest at a rate of 8% per annum, had a three-year term maturing on August 21, 2015 and was originally convertible into 4,761,250 of the Company’s common stock at a conversion price of $0.10 per share. Effective July 7, 2016, the Zanett August 2012 Debenture was amended to extend the maturity date to December 31, 2017 and reduce the conversion price to $0.07 per share. As a result of this amendment, the Zanett August 2012 Debenture is convertible into 6,801,786 shares of the Company’s common stock.

For the three and six months ended June 30, 2016, the Company recorded $9,496 and $18,993, respectively, of interest expense related to the Zanett August 2012 Debenture. For the three and six months ended June 30, 2015, the Company recorded $9,496 and $18,888, respectively, of interest expense related to the Zanett August 2012 Debenture. As of June 30, 2016, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was included as a component of non-current convertible debentures, and the accrued and unpaid interest was $32,873, which was included as a component of accrued expenses (see Note 4). As of December 31, 2015, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was included as a component of current convertible debentures, and the accrued and unpaid interest was $13,880, which was included as a component of accrued expenses (see Note 4).

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

For the three and six months ended June 30, 2016, the Company recorded a total of $56,939 ($27,104 accreted) and $113,878 ($54,208 accreted), respectively, of interest expense related to the 2015 Debentures. As of June 30, 2016 and December 31, 2015, $68,536 and $8,867, respectively, of interest due on the 2015 Debentures was accrued and recorded as a component of accrued expenses (see Note 4). As of June 30, 2016, the unamortized discount on the 2015 Debentures related to the fair value of the 2015 Debenture Warrants was $83,347, the unamortized discount on the 2015 Debentures related to the original issue discount was $71,166 and the net carrying value of the 2015 Debentures was $842,709, which was recorded as a component of non-current convertible debentures. As of December 31, 2015, the net carrying value of the 2015 Debentures was $788,501, which was recorded as a component of non-current convertible debentures.

6. Stockholders’ Deficiency

Sale of Common Stock

On April 20, 2016, the Company sold an aggregate of 9,166,667 shares of common stock and warrants to purchase 1,833,333 shares of common stock to two individual investors for an aggregate purchase price of $137,500, or $0.015 per share.

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of June 30, 2016, stock options to purchase 3,846,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012. The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. Effective January 29, 2016, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 31,140,458 shares. As of June 30, 2016, options to purchase 2,518,150 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 28,622,308 shares of the Company’s common stock remain available for awards under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the six months ended June 30, 2016 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,365,070	$0.11	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Terminated during the period	(2,000,000)	$0.04	—
Outstanding at June 30, 2016	6,365,070	$0.13	$—
Exercisable at June 30, 2016	6,115,070	$0.13	$—
Exercisable at December 31, 2015	6,002,570	$0.13	$—

Information with respect to stock options outstanding and stock options exercisable as of June 30, 2016 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.07	2,068,150	$0.07	3.8	2,068,150	$0.07	3.8
$0.08	450,000	$0.08	8.7	200,000	$0.08	8.7
$0.10	2,180,253	$0.10	2.7	2,180,253	$0.10	2.7
$0.20	833,333	$0.20	5.8	833,333	$0.20	5.8
$0.30	833,334	$0.30	5.8	833,334	$0.30	5.8
	6,365,070	$0.13	4.2	6,115,070	$0.13	4.1

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of June 30, 2016 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2015	2,362,500	$0.03
Granted during the period	—	—
Vested during the period	(112,500)	$0.05
Terminated during the period	(2,000,000)	$0.03
Non-vested at June 30, 2016	250,000	$0.05

As of June 30, 2016, there was $12,516 of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of twenty-three months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the six months ended June 30, 2016 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2015	25,454,701	$0.08	$3,459
Issued during the period	1,833,333	$0.02	—
Exercised during the period	—	—	—
Terminated during the period	(1,250,000)	$0.05	—
Outstanding at June 30, 2016	26,038,034	$0.08	$—
Exercisable at June 30, 2016	26,038,034	$0.08	$—
Exercisable at December 31, 2015	25,454,701	$0.08	$3,459

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors. Such exercise prices are generally not less than the quoted market price of the Company’s common stock on the date of issuance. Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to warrants outstanding and warrants exercisable at June 30, 2016 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.02 - 0.04	2,750,775	2.6	$0.03	2,750,775	2.6	$0.03
$0.06 - 0.07	9,844,244	3.1	$0.07	9,844,244	3.1	$0.07
$0.08 - 0.10	13,443,015	3.6	$0.10	13,443,015	3.6	$0.10
	26,038,034	3.3	$0.08	26,038,034	3.3	$0.08

As of June 30, 2016, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

7. Stock-Based Compensation

During the three and six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative	$299	$66,894	$598	$254,251
Sales and marketing	1,397	1,396	2,794	132,951
Research and development	—	—	—	56,176
	$1,696	$68,290	$3,392	$443,378

For the three and six months ended June 30, 2016, the Company recorded stock-based compensation expense related to stock options granted to employees of $1,696 and $3,392, respectively. For the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense related to common stock and stock options granted to employees and directors of $68,290 and $443,378, respectively. For each of the three and six months ended June 30, 2016 and 2015, the Company did not record any stock-based compensation expense for non-employees.

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

For the three and six months ended June 30, 2016, diluted net loss per share did not include the effect of 6,365,070 shares of common stock issuable upon the exercise of outstanding stock options, 26,038,034 shares of common stock issuable upon the exercise of outstanding warrants and 19,069,779 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

9. Subsequent Events

Issuance of Zero Coupon Secured Convertible Debentures

On July 14, 2016, the Company issued zero coupon secured convertible debentures to eight individual investors and one institutional investor (each a “July 2016 Debenture” and collectively, the “July 2016 Debentures”) in the aggregate principal amount of $670,557. In connection with the issuance of the July 2016 Debentures, the Company issued warrants (the “July 2016 Debenture Warrants”) to purchase an aggregate of 67,055,700 shares of its common stock. The gross proceeds received in connection with this private placement were $603,500.

The July 2016 Debentures have a one-year term maturing on July 14, 2017, contain an original issue discount of 10% and are secured by the Company’s assets. The entire principal amount of a July 2016 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.01 per share (the “July 2016 Debenture Conversion Price”). If at any time subsequent to the issuance of the July 2016 Debentures and prior to the conversion of the July 2016 Debentures into shares of the Company’s common stock, the Company closes on a financing involving the issuance of convertible debentures or shares of its common stock with or at a per share conversion price or purchase price that is less than the July 2016 Debenture Conversion Price (the “Subsequent Financing Per Share Price”), then the July 2016 Debenture Conversion Price will be reduced to seventy-five percent (75%) of the Subsequent Financing Per Share Price. The quoted market price of the Company’s common stock on July 14, 2016 was $0.009 per share. An aggregate of 67,055,700 shares of the Company’s common stock can be issued pursuant to the July 2016 Debentures at the current conversion price of $0.01 per share.

The July 2016 Debenture Warrants have a five-year term and provide the holders with the right to purchase an aggregate of 67,055,700 shares of the Company’s common stock at $0.01 per share. All of the shares of the Company’s common stock underlying the July 2016 Debenture Warrants are fully vested. The July 2016 Debenture Warrants contain a cashless exercise provision and are callable in the event the closing price of the Company’s common stock averaged over a period of ten (10) consecutive trading days is equal to or greater than $0.04 per share. The exercise price of the July 2016 Debenture Warrants is subject to adjustment for stock dividends, stock splits, or similar events.

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

We also produce Catholyte Zero™, which is an anti-oxidizing, mildly alkaline solution that is effective as an industrial degreaser and surfactant. We have recently developed a new proprietary oil well treatment protocol that consists of a dual treatment regimen utilizing both Excelyte® and Catholyte Zero™. The protocol has significantly increased oil production, while substantially reducing hydrogen sulfide, iron sulfide scales (FeS), bacteria and bacterial deposits present in oil wells.

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

Results of Operations

Revenue. Revenue for the three months ended June 30, 2016 was $79,338, as compared to $157,545, for the three months ended June 30, 2015. The $78,207, or 50%, decrease in revenue for the three months ended June 30, 2016 was primarily the result of a $71,356 decrease in Excelyte® sales and a $6,565 decrease in sales of EcaFlo® equipment parts and related supplies. The $71,356 decrease in Excelyte® sales was primarily the result of a $110,400 decrease in sales to two of our oil and gas customers who reduced their well maintenance budgets and/or closed down low-producing wells, offset by a $36,855 increase in sales to an existing customer that expanded Excelyte® well maintenance treatments to additional wells in a second basin.

Revenue for the six months ended June 30, 2016 was $113,136, as compared to $307,622, for the six months ended June 30, 2015. The $194,486, or 63%, decrease in revenue for the six months ended June 30, 2016 was primarily the result of a $167,997 decrease in Excelyte® sales and a $22,619 decrease in sales of EcaFlo® equipment parts and related supplies. The $167,997 decrease in Excelyte® sales was primarily the result of a $226,125 decrease in sales to two of our oil and gas customers who reduced their well maintenance budgets and/or closed down low-producing wells, offset by a $36,855 increase in sales to an existing customer that expanded Excelyte® well maintenance treatments to additional wells in a second basin.

Cost of Sales. Cost of sales for the three months ended June 30, 2016 was $30,417, as compared to $52,411 for the three months ended June 30, 2015. The $21,994, or 42%, decrease in cost of sales for the three months ended June 30, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers.

Cost of sales for the six months ended June 30, 2016 was $44,676, as compared to $108,840 for the six months ended June 30, 2015. The $64,164, or 59%, decrease in cost of sales for the six months ended June 30, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers.

Gross Profit. For the three months ended June 30, 2016 and 2015, gross profit was $48,921 and $105,134, respectively, and gross profit margins were 62% and 67%, respectively. The $56,213 decrease in gross profit for the three months ended June 30, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers. The decrease in gross profit margins for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was primarily the result of increased start-up costs at new production facilities during 2016.

For the six months ended June 30, 2016 and 2015, gross profit was $68,460 and $198,782, respectively, and gross profit margins were 61% and 65%, respectively. The $130,322 decrease in gross profit for the six months ended June 30, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers. The decrease in gross profit margins for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily the result of increased start-up costs at new production facilities during 2016.

General and Administrative Expenses. For the three months ended June 30, 2016, general and administrative expenses were $235,830, as compared to $446,286 for the three months ended June 30, 2015. The $210,456, or 47%, decrease in general and administrative expenses for the three months ended June 30, 2016 was primarily the result of a $66,595 decrease in stock-based compensation expense for directors, a $63,473 decrease in consulting fees primarily related to investor and public relations, a $38,605 decrease in travel and conference expenses primarily related to fundraising and business development activities, a $22,896 decrease in expenses related to the annual meeting of stockholders, a $7,650 decrease in director compensation, a $7,285 decrease in office-related expenses and a $4,483 decrease in employee payroll and associated benefit costs.

For the six months ended June 30, 2016, general and administrative expenses were $512,605, as compared to $1,033,995 for the six months ended June 30, 2015. The $521,390, or 50%, decrease in general and administrative expenses for the six months ended June 30, 2016 was primarily the result of a $187,058 decrease in stock-based compensation expense for employees, a $140,329 decrease in consulting fees primarily related to investor and public relations, a $66,595 decrease in stock-based compensation expense for directors, a $59,486 decrease in travel and conference expenses primarily related to fundraising and business development activities, a $22,896 decrease in expenses related to the annual meeting of stockholders, a $15,650 decrease in director compensation, a $10,828 decrease in employee payroll and associated benefit costs and a $7,233 decrease in office-related expenses.

Sales and Marketing Expenses. For the three months ended June 30, 2016, sales and marketing expenses were $276,736, as compared to $249,837 for the three months ended June 30, 2015. The $26,899, or 11%, increase in sales and marketing expenses for the three months ended June 30, 2016 was primarily the result of a $28,979 increase in consulting expenses related to sales and marketing initiatives and a $28,554 increase in rent expense and maintenance expenses related to additional facilities, offset by a $28,197 decrease in travel and conference expenses related to sales activities.

For the six months ended June 30, 2016, sales and marketing expenses were $664,421, as compared to $672,519 for the six months ended June 30, 2015. The $8,098, or 1%, decrease in sales and marketing expenses for the six months ended June 30, 2016 was primarily the result of a $130,157 decrease in stock-based compensation expense for employees and a $34,400 decrease in travel and conference expenses related to sales activities, offset by a $59,483 increase in consulting expenses related to sales and marketing initiatives, a $53,622 increase in rent expense and maintenance expenses related to additional facilities and a $44,609 increase in employee payroll and associated benefit costs related to new employees.

Research and Development Expenses. For the three months ended June 30, 2016, research and development expenses were $43,839, as compared to $59,169 for the three months ended June 30, 2015. The $15,330, or 26%, decrease in research and development expenses for the three months ended June 30, 2016 was primarily the result of a $5,383 decrease in consulting fees related to regulatory and patent activities, a $4,737 decrease in supplies and a $3,053 decrease in laboratory testing fees.

For the six months ended June 30, 2016, research and development expenses were $101,208, as compared to $193,179 for the six months ended June 30, 2015. The $91,971, or 48%, decrease in research and development expenses for the six months ended June 30, 2016 was primarily the result of a $56,176 decrease in stock-based compensation expense for employees, a $25,960 decrease in laboratory testing fees, an $8,555 decrease in supplies and a $7,409 decrease in consulting fees related to regulatory and patent activities.

Loss from Operations. For the three months ended June 30, 2016, the loss from operations was $507,484, as compared to $650,158 for the three months ended June 30, 2015. The $142,674, or 22%, decrease in the loss from operations for the three months ended June 30, 2016 was the result of a $210,456 decrease in general and administrative expenses and a $15,330 decrease in research and development expenses, offset by a $56,213 decrease in gross profit on sales and a $26,899 increase in sales and marketing expenses.

For the six months ended June 30, 2016, the loss from operations was $1,209,774, as compared to $1,700,911 for the six months ended June 30, 2015. The $491,137, or 29%, decrease in the loss from operations for the six months ended June 30, 2016 was the result of a $521,390 decrease in general and administrative expenses, a $91,971 decrease in research and development expenses and an $8,098 decrease in sales and marketing expenses, offset by a $130,322 decrease in gross profit on sales.

Interest Income. For the three months ended June 30, 2016, interest income was $22, as compared to $271 for the three months ended June 30, 2015. For the six months ended June 30, 2016, interest income was $95, as compared to $390 for the three months ended June 30, 2015.

Interest Expense. For the three months ended June 30, 2016, interest expense was $67,832, as compared to $11,123 for the three months ended June 30, 2015. The $56,709, or 510%, increase in interest expense for the three months ended June 30, 2016 was primarily the result of a $56,939 increase in interest expense ($27,104 accreted interest on debt discount) related to the 2015 Debentures.

For the six months ended June 30, 2016, interest expense was $135,214, as compared to $22,134 for the six months ended June 30, 2015. The $113,080, or 511%, increase in interest expense for the six months ended June, 2016 was primarily the result of a $113,878 increase in interest expense ($54,208 accreted interest on debt discount) related to the 2015 Debentures.

Net Loss. For the three months ended June 30, 2016, the Company’s net loss was $575,294, as compared to $661,010 for the three months ended June 30, 2015. The $85,716, or 13%, decrease in the net loss for the three months ended June 30, 2016 was primarily the result of a $210,456 decrease in general and administrative expenses and a $15,330 decrease in research and development expenses, offset by a $56,709 increase in interest expense, a $56,213 decrease in gross profit on sales and a $26,899 increase in sales and marketing expenses.

For the six months ended June 30, 2016, the Company’s net loss was $1,344,893, as compared to $1,722,655 for the six months ended June 30, 2015. The $377,762, or 22%, decrease in the net loss for the six months ended June 30, 2016 was primarily the result of a $521,390 decrease in general and administrative expenses, a $91,971 decrease in research and development expenses and an $8,098 decrease in sales and marketing expenses, offset by a $130,322 decrease in gross profit on sales and a $113,080 increase in interest expense.

Liquidity and Capital Resources

As of June 30, 2016, the Company had a working capital deficiency of $560,283 and cash on hand of $79,144. The $758,963 decrease in cash on hand from December 31, 2015 was primarily the result of payments to fund our continuing operating expenses.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock and the issuance of convertible debentures.

On April 20, 2016, the Company received gross proceeds of $137,500 in connection with the sale of an aggregate of 9,166,667 shares of common stock and warrants to purchase 1,833,333 shares of common stock.

On July 14, 2016, the Company received gross proceeds of $603,500 in connection with the issuance of the July 2016 Debentures.

As of August 10, 2016, our cash position was approximately $418,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately four months from the filing date of this quarterly report on Form 10-Q. We have reduced operating expenses and effective July 1, 2016, David R. LaVance, our President and Chief Executive Officer and Thomas S. Gifford, our Executive Vice President and Chief Financial Officer, each agreed to reduce their respective annual salary to $110,000. Prior to the reduction, Mr. LaVance’s annual salary was $235,000 and Mr. Gifford’s annual salary was $200,000. The reduced salaries will remain in effect until: (a)(i) IET reaches positive earnings before interest, taxes, depreciation and amortization, adjusted for non-cash expenses (“Adjusted EBITDA”), for one calendar quarter, and (ii) the subsequent calendar quarter Adjusted EBITDA is projected to remain positive, factoring in the increased salaries for each of Mr. LaVance and Mr. Gifford, or (b) some other corporate activity occurs whereby an adjustment is justified, as determined by our compensation committee. We also deferred certain vendor payments until our cash flow position improves. We did not make a $25,000 principal payment due on a convertible debenture and, as a result, this obligation can be placed into default by the holder.

Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the year ended December 31, 2015, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated condensed financial statements included herein do not include any adjustments related to this uncertainty.

We have no lending relationships with commercial banks and are dependent on our ability to attain profitable operations and raise additional capital through one or more equity and/or debt financings in order to continue operations. While we are working toward attaining profitability for our continuing operations and pursuing potential equity and/or debt investors, there can be no assurance that we will be successful in our efforts. From time to time, we engage placement agents to assist us in our financing initiatives. Any additional equity financing may result in substantial dilution to our stockholders. If we are unable to attain profitable operations or secure additional capital, we will explore strategic alternatives, including, but not limited to, the sale of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended June 30, 2016, other than those set forth below or otherwise reported on Forms 8-K filed by IET during the three months ended June 30, 2016.

On April 20, 2016, the Company sold an aggregate of 9,166,667 shares of common stock and warrants to purchase 1,833,333 shares of common stock to two individual investors for an aggregate purchase price of $137,500, or $0.015 per share. The Company will use the proceeds received from this transaction for working capital purposes. In connection with these issuances of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

August 12, 2016	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

August 12, 2016	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.3.1	Addendum dated July 7, 2016 to the 8% Convertible Debenture dated August 21, 2012 between Zanett Opportunity Fund, Ltd. and the Company (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K that was filed with the SEC on July 18, 2016).

4.4	Form of 12% Convertible Debenture issued on: November 11, 2015 in the principal amount of $275,000; December 3, 2015 in the aggregate principal amount of $222,222; and December 18, 2015 in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 that was filed with the SEC on November 13, 2015).

4.5	Form of Zero Coupon Secured Convertible Debenture issued to eight individual investors and one institutional investor on July 14, 2016 in the aggregate principal amount of $670,577 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on July 18, 2016).

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett Opportunity Fund, Ltd. dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

Exhibit No.	Description

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

10.4	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.5	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 7, 2014).

10.7	Building Lease Agreement, dated November 1, 2014, by and between I.E.T., Inc. and Culy Hawkins (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.8	Building Lease Agreement, dated November 14, 2014, by and between I.E.T., Inc. and Duchesne Crossing, LLC (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.9	Building Lease Agreement, dated August 31, 2015, by and between I.E.T., Inc. and Wally Moon (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016).

10.9.1	Addendum dated July 13, 2016 to the Building Lease Agreement dated August 31, 2015 by and between I.E.T., Inc. and Wally Moon.

Exhibit No.	Description

10.10	Building Lease Agreement, dated January 28, 2016, by and between I.E.T., Inc. and Ray C. Luna (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016).

10.11	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.12	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.13	Form of Warrant issued to eight individual investors and one institutional investor on July 14, 2016 in connection with the issuance on July 14, 2016 of Zero Coupon Secured Debentures in the aggregate principal amount of $670,577 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K that was filed with the SEC on July 18, 2016).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

