Form 10-Q
period 2016-09-30
INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.
filed 2016-11-14
CIK 1084031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016, there were 320,571,243 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated condensed balance sheet as of September 30, 2016 and the related consolidated condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 for Integrated Environmental Technologies, Ltd. and its wholly-owned subsidiary I.E.T., Inc. (collectively referred to herein as “IET” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following consolidated condensed financial statements pursuant to the rules and regulations of the SEC. The consolidated condensed financial statements include our wholly-owned subsidiary and all significant inter-company transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following consolidated financial statements be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results of the entire fiscal year or of any other period.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash	$229,144	$838,107
Accounts receivable, net	26,575	36,223
Prepaid expenses and other	65,452	14,948
Inventory	124,942	103,220
Total current assets	446,113	992,498

Property and equipment, net	204,198	245,621
Total assets	$650,311	$1,238,119

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$540,568	$209,774
Accrued expenses	339,146	199,893
Customer deposits	2,000	2,000
Convertible debentures	411,035	501,125
Note payable	15,935	—
Total current liabilities	1,308,684	912,792

Convertible debentures	1,346,236	788,501
Total liabilities	2,654,920	1,701,293

Commitments and contingencies
Stockholders’ deficiency:
Common stock, $.001 par value; 600,000,000 shares authorized; 320,571,243 and 311,404,576 shares, respectively, issued and outstanding	320,571	311,405
Additional paid-in capital	24,441,941	24,005,008
Accumulated deficit	(26,767,121)	(24,779,587)
Total stockholders’ deficiency	(2,004,609)	(463,174)
Total liabilities and stockholders’ deficiency	$650,311	$1,238,119

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Sales	$50,430	$135,665	$151,567	$431,287
Leasing and licensing fees	6,000	6,000	18,000	18,000
	56,430	141,665	169,567	449,287
Cost of sales	20,350	53,719	65,025	162,559

Gross profit	36,080	87,946	104,542	286,728

Operating expenses:
General and administrative	238,573	368,332	751,179	1,402,327
Sales and marketing	253,002	299,516	917,422	972,035
Research and development	40,041	37,200	141,249	230,379
	531,616	705,048	1,809,850	2,604,741

Loss from operations	(495,536)	(617,102)	(1,705,308)	(2,318,013)

Other income (expense):
Interest income	47	136	142	526
Interest expense	(147,152)	(11,451)	(282,368)	(33,585)
Total other income (expense)	(147,105)	(11,315)	(282,226)	(33,059)

Net loss	$(642,641)	$(628,417)	$(1,987,534)	$(2,351,072)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	320,571,243	304,164,263	316,891,194	295,931,399

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,987,534)	$(2,351,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,161	67,932
Stock-based compensation expense	5,108	454,543
Interest accreted on convertible debentures	158,937	—
Write-off of accounts receivable	6,610	—
Changes in operating assets and liabilities:
Accounts receivable	2,267	(32,030)
Inventory	(21,722)	(57,460)
Prepaid expenses and other	(50,504)	(12,536)
Other receivable	—	111,200
Accounts payable	331,565	295,494
Accrued expenses	147,953	(193,103)
Net cash used in operating activities	(1,338,159)	(1,717,032)
Cash flows used in investing activity:
Purchase of equipment	(27,738)	(21,852)
Cash flows from financing activities:
Proceeds from issuance of convertible debentures	603,500	—
Proceeds from sale of common stock, net of offering costs	137,500	1,913,950
Proceeds from issuance of note payable	24,650	—
Repayment of note payable	(8,716)	(46,546)
Net cash provided by financing activities	756,934	1,867,404
(Decrease) increase in cash	(608,963)	128,520
Cash - beginning of period	838,107	371,292
Cash - end of period	$229,144	$499,812
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,218	$2,593
Cash paid for income taxes	$650	$900
Noncash operating activities:
Issuance of 171,428 shares of common stock as payment of director fees	$—	$12,000
Noncash investing activity:
Parts and materials inventory used in production equipment	$—	$55,951
Non-cash financing activities:
Issuance of 1,055,303 shares of common stock as payment of offering costs related to private placements	$—	$56,000
Issuance of warrants to purchase 1,450,303 shares of common stock as payment of offering costs related to private placements	$—	$47,100

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Integrated Environmental Technologies, Ltd.

Notes to Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $862,571 and an accumulated deficit of $26,767,121 as of September 30, 2016. The Company also has no lending relationships with commercial banks and is dependent on the completion of financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Inventory

As of September 30, 2016 and December 31, 2015, inventory consisted of parts and materials totaling $124,942 and $103,220, respectively.

3. Property and Equipment

As of September 30, 2016 and December 31, 2015, property and equipment, on a net basis, consisted of the following:

	September 30, 2016	December 31, 2015
Leasehold improvements	$328,977	$328,977
Equipment	543,045	515,307
	872,022	844,284
Less: Accumulated depreciation	(667,824)	(598,663)
	$204,198	$245,621

4. Accrued Expenses

As of September 30, 2016 and December 31, 2015, accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accrued compensation	$174,990	$116,455
Accrued interest (see Notes 5 and 6)	159,992	39,188
Accrued professional fees	4,000	22,000
Accrued consulting fees and other expenses	164	22,250
	$339,146	$199,893

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

For the three and nine months ended September 30, 2016, the Company recorded $756 and $2,252, respectively, of interest expense related to this convertible debenture. For the three and nine months ended September 30, 2015, the Company recorded $756 and $2,244, respectively, of interest expense related to this convertible debenture. As of September 30, 2016 and December 31, 2015, the outstanding principal on this convertible debenture was $25,000, which was included as a component of current convertible debentures, and the accrued and unpaid interest was $18,694 and $16,441, respectively, which was included as a component of accrued expenses (see Note 4).

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

For the three and nine months ended September 30, 2016, the Company recorded $9,601 and $28,594, respectively, of interest expense related to the Zanett August 2012 Debenture. For the three and nine months ended September 30, 2015, the Company recorded $9,601 and $28,489, respectively, of interest expense related to the Zanett August 2012 Debenture. As of September 30, 2016, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was included as a component of non-current convertible debentures, and the accrued and unpaid interest was $42,473, which was included as a component of accrued expenses (see Note 4). As of December 31, 2015, the outstanding principal on the Zanett August 2012 Debenture was $476,125, which was included as a component of current convertible debentures, and the accrued and unpaid interest was $13,880, which was included as a component of accrued expenses (see Note 4).

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

For the three and nine months ended September 30, 2016, the Company recorded a total of $57,565 ($27,402 accreted) and $171,443 ($81,610 accreted), respectively, of interest expense related to the 2015 Debentures. As of September 30, 2016 and December 31, 2015, $98,699 and $8,867, respectively, of interest due on the 2015 Debentures was accrued and recorded as a component of accrued expenses (see Note 4). As of September 30, 2016, the unamortized discount on the 2015 Debentures related to the fair value of the 2015 Debenture Warrants was $68,513, the unamortized discount on the 2015 Debentures related to the original issue discount was $58,598 and the net carrying value of the 2015 Debentures was $870,111, which was recorded as a component of non-current convertible debentures. As of December 31, 2015, the net carrying value of the 2015 Debentures was $788,501, which was recorded as a component of non-current convertible debentures.

July 2016 Convertible Debentures and Warrants

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

The July 2016 Debenture Warrants have a five-year term and provide the holders with the right to purchase an aggregate of 67,055,700 shares of the Company’s common stock at $0.01 per share. All of the shares of the Company’s common stock underlying the July 2016 Debenture Warrants are fully vested. The July 2016 Debenture Warrants contain a cashless exercise provision and are callable in the event the closing price of the Company’s common stock averaged over a period of ten consecutive trading days is equal to or greater than $0.04 per share. The exercise price of the July 2016 Debenture Warrants is subject to adjustment for stock dividends, stock splits, or similar events.

The Company separately accounted for the liability and equity components of the July 2016 Debentures based upon the relative fair value of the liability and equity components on the respective dates of issuance. As a result, the Company recorded a discount of $294,794 for the July 2016 Debentures to account for the relative fair value attributable to the July 2016 Debenture Warrants, which is being accreted as interest expense using the effective interest method over the one-year term of the July 2016 Debentures. In addition, the $67,057 original issue discount is also being accreted as interest expense using the effective interest method over the one-year term of the July 2016 Debentures.

For each of the three and nine months ended September 30, 2016, the Company recorded a total of $77,327 of accreted interest expense related to the July 2016 Debentures. As of September 30, 2016, the unamortized discount on the July 2016 Debentures related to the fair value of the July 2016 Debenture Warrants was $231,797, the unamortized discount on the July 2016 Debentures related to the original issue discount was $52,727 and the net carrying value of the July 2016 Debentures was $386,033, which was recorded as a component of current convertible debentures.

6. Note Payable

On May 9, 2016, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of this finance agreement, IPFS loaned the Company the principal amount of $24,650, which amount would accrue interest at a rate of 9.6% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The finance agreement requires the Company to make eleven monthly payments of $2,350, including interest, commencing May 15, 2016. For the three and nine months ended September 30, 2016, the Company recorded a total of $613 and $810, respectively, of interest expense related to this finance agreement. As of September 30, 2016, the outstanding principal balance related to this finance agreement was $15,935 and the accrued and unpaid interest was $127, which was included as a component of accrued expenses (see Note 4).

7. Stockholders’ Deficiency

Stock Options

The Company currently has two stock option/stock compensation plans in place: the 2010 Stock Incentive Plan and the 2012 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2010 Stock Incentive Plan was approved by the stockholders in September 2010. The Company had reserved for issuance an aggregate of 10,000,000 shares of common stock under the 2010 Stock Incentive Plan. As of September 30, 2016, stock options to purchase 3,846,920 shares of the Company’s common stock were outstanding under the 2010 Stock Incentive Plan and 90,500 shares of the Company’s common stock had been issued under the 2010 Stock Incentive Plan. As a result of the adoption of the Company’s 2012 Equity Incentive Plan, no further awards are permitted under the 2010 Stock Incentive Plan.

The 2012 Equity Incentive Plan was approved by the stockholders in May 2012. The original aggregate number of shares of common stock which could be awarded under the 2012 Equity Incentive Plan was 14,000,000 shares, subject to adjustment as provided in the 2012 Equity Incentive Plan. Effective January 29, 2016, as permitted under the 2012 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2012 Equity Incentive Plan to 31,140,458 shares. As of September 30, 2016, options to purchase 2,518,150 shares of the Company’s common stock were outstanding under the 2012 Equity Incentive Plan and up to 28,622,308 shares of the Company’s common stock remain available for awards under the 2012 Equity Incentive Plan.

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

A summary of stock option transactions under the Equity Incentive Plans during the nine months ended September 30, 2016 is set forth below:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,365,070	$0.11	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Terminated during the period	(2,000,000)	$0.04	—
Outstanding at September 30, 2016	6,365,070	$0.13	$—
Exercisable at September 30, 2016	6,115,070	$0.13	$—
Exercisable at December 31, 2015	6,002,570	$0.13	$—

Information with respect to stock options outstanding and stock options exercisable as of September 30, 2016 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.07	2,068,150	$0.07	3.5	2,068,150	$0.07	3.5
$0.08	450,000	$0.08	8.4	200,000	$0.08	8.4
$0.10	2,180,253	$0.10	2.4	2,180,253	$0.10	2.4
$0.20	833,333	$0.20	5.5	833,333	$0.20	5.5
$0.30	833,334	$0.30	5.5	833,334	$0.30	5.5
	6,365,070	$0.13	4.0	6,115,070	$0.13	3.8

A summary of the non-vested shares subject to stock options granted under the Equity Incentive Plans as of September 30, 2016 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2015	2,362,500	$0.03
Granted during the period	—	—
Vested during the period	(112,500)	$0.05
Terminated during the period	(2,000,000)	$0.03
Non-vested at September30, 2016	250,000	$0.05

As of September 30, 2016, there was $10,801 of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of twenty months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the nine months ended September 30, 2016 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at December 31, 2015	25,454,701	$0.08	$3,459
Issued during the period	68,889,033	$0.01	—
Exercised during the period	—	—	—
Terminated during the period	(1,250,000)	$0.05	—
Outstanding at September 30, 2016	93,093,734	$0.03	$—
Exercisable at September 30, 2016	93,093,734	$0.03	$—
Exercisable at December 31, 2015	25,454,701	$0.08	$3,459

Warrants issued by the Company contain exercise prices that were approved by the Company’s board of directors. Such exercise prices are generally not less than the quoted market price of the Company’s common stock on the date of issuance. Warrants currently issued either vested immediately or over a period of up to three years and have a maximum term of ten years from the date of issuance.

Information with respect to warrants outstanding and warrants exercisable at September 30, 2016 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share
$0.01 - 0.04	69,806,475	4.7	$0.01	69,806,475	4.7	$0.01
$0.06 - 0.07	9,844,244	2.8	$0.07	9,844,244	2.8	$0.07
$0.08 - 0.10	13,443,015	3.3	$0.10	13,443,015	3.3	$0.10
	93,093,734	4.3	$0.03	93,093,734	4.3	$0.03

As of September 30, 2016, there were no non-vested shares subject to warrants and no unrecognized compensation cost related to warrants.

8. Stock-Based Compensation

During the three and nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative	$303	$7,080	$901	$261,331
Sales and marketing	1,413	4,084	4,207	137,036
Research and development	—	—	—	56,176
	$1,716	$11,164	$5,108	$454,543

For the three and nine months ended September 30, 2016, the Company recorded stock-based compensation expense related to stock options granted to employees of $1,716 and $5,108, respectively. For the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense related to common stock and stock options granted to employees and directors of $11,164 and $454,543, respectively. For each of the three and nine months ended September 30, 2016 and 2015, the Company did not record any stock-based compensation expense for non-employees.

9. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

For the three and nine months ended September 30, 2016, diluted net loss per share did not include the effect of 6,365,070 shares of common stock issuable upon the exercise of outstanding stock options, 93,093,734 shares of common stock issuable upon the exercise of outstanding warrants and 88,166,015 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Results of Operations

Revenue. Revenue for the three months ended September 30, 2016 was $56,430, as compared to $141,665, for the three months ended September 30, 2015. The $85,235, or 60%, decrease in revenue for the three months ended September 30, 2016 was primarily the result of a $77,790 decrease in Excelyte® sales and a $7,021 decrease in sales of EcaFlo® equipment parts and related supplies. The $77,790 decrease in Excelyte® sales was primarily the result of a $107,790 decrease in sales to two oil and gas customers who either reduced their well maintenance budgets and/or closed down low-producing wells, offset by a $31,777 increase in sales to an existing customer that expanded Excelyte® well maintenance treatments to additional wells in new basins.

Revenue for the nine months ended September 30, 2016 was $169,567, as compared to $449,287, for the nine months ended September 30, 2015. The $279,720, or 62%, decrease in revenue for the nine months ended September 30, 2016 was primarily the result of a $245,787 decrease in Excelyte® sales and a $29,640 decrease in sales of EcaFlo® equipment parts and related supplies. The $245,787 decrease in Excelyte® sales was primarily the result of a $333,915 decrease in sales to two oil and gas customers who either reduced their well maintenance budgets and/or closed down low-producing wells, offset by an $87,980 increase in sales to an existing customer that expanded Excelyte® well maintenance treatments to additional wells in new basins.

Cost of Sales. Cost of sales for the three months ended September 30, 2016 was $20,350 as compared to $53,719 for the three months ended September 30, 2015. The $33,369, or 62%, decrease in cost of sales for the three months ended September 30, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers.

Cost of sales for the nine months ended September 30, 2016 was $65,025, as compared to $162,559 for the nine months ended September 30, 2015. The $97,534, or 60%, decrease in cost of sales for the nine months ended September 30, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers.

Gross Profit. For the three months ended September 30, 2016 and 2015, gross profit was $36,080 and $87,946, respectively, and gross profit margins were 64% and 62%, respectively. The $51,866 decrease in gross profit for the three months ended September 30, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers.

For the nine months ended September 30, 2016 and 2015, gross profit was $104,542 and $286,728, respectively, and gross profit margins were 62% and 64%, respectively. The $182,186 decrease in gross profit for the nine months ended September 30, 2016 was primarily the result of the decrease in Excelyte® sales to oil and gas customers.

General and Administrative Expenses. For the three months ended September 30, 2016, general and administrative expenses were $238,573, as compared to $368,332 for the three months ended September 30, 2015. The $129,759, or 35%, decrease in general and administrative expenses for the three months ended September 30, 2016 was primarily the result of a $57,450 decrease in employee payroll and associated benefit costs, a $29,426 decrease in consulting fees primarily related to investor and public relations, a $23,598 decrease in travel and conference expenses primarily related to fundraising and business development activities and a $14,958 decrease in office-related expenses.

For the nine months ended September 30, 2016, general and administrative expenses were $751,179, as compared to $1,402,327 for the nine months ended September 30, 2015. The $651,148, or 46%, decrease in general and administrative expenses for the nine months ended September 30, 2016 was primarily the result of a $187,058 decrease in stock-based compensation expense for employees, a $172,566 decrease in consulting fees primarily related to investor and public relations, an $83,084 decrease in travel and conference expenses primarily related to fundraising and business development activities, a $73,372 decrease in stock-based compensation expense for directors, a $68,279 decrease in employee payroll and associated benefit costs, a $27,049 decrease in expenses related to the annual meeting of stockholders, a $22,192 decrease in office-related expenses and an $8,650 decrease in director compensation.

Sales and Marketing Expenses. For the three months ended September 30, 2016, sales and marketing expenses were $253,002, as compared to $299,516 for the three months ended September 30, 2015. The $46,514, or 16%, decrease in sales and marketing expenses for the three months ended September 30, 2016 was primarily the result of a $48,685 decrease in employee payroll and associated benefits and a $9,470 decrease in travel and conference expenses related to sales activities, offset by a $14,202 increase in rent expense and maintenance expenses related to additional facilities.

For the nine months ended September 30, 2016, sales and marketing expenses were $917,422, as compared to $972,035 for the nine months ended September 30, 2015. The $54,613, or 6%, decrease in sales and marketing expenses for the nine months ended September 30, 2016 was primarily the result of a $132,830 decrease in stock-based compensation expense for employees and a $56,592 decrease in travel and conference expenses related to sales activities, offset by a $67,824 increase in rent expense and maintenance expenses related to additional facilities and a $51,450 increase in consulting and marketing expenses related to sales initiatives.

Research and Development Expenses. For the three months ended September 30, 2016, research and development expenses were $40,041, as compared to $37,200 for the three months ended September 30, 2015. The $2,841, or 8%, increase in research and development expenses for the three months ended September 30, 2016 was primarily the result of a $5,928 increase in consulting fees related to regulatory and patent activities, offset by a $2,681 decrease in laboratory testing fees.

For the nine months ended September 30, 2016, research and development expenses were $141,249, as compared to $230,379 for the nine months ended September 30, 2015. The $89,130, or 39%, decrease in research and development expenses for the nine months ended September 30, 2016 was primarily the result of a $56,177 decrease in stock-based compensation expense for employees and a $28,640 decrease in laboratory testing fees.

Loss from Operations. For the three months ended September 30, 2016, the loss from operations was $495,536, as compared to $617,102 for the three months ended September 30, 2015. The $121,566, or 20%, decrease in the loss from operations for the three months ended September 30, 2016 was the result of a $129,759 decrease in general and administrative expenses and a $46,514 decrease in sales and marketing expenses, offset by a $51,866 decrease in gross profit on sales and a $2,841 increase in research and development expenses.

For the nine months ended September 30, 2016, the loss from operations was $1,705,308, as compared to $2,318,013 for the nine months ended September 30, 2015. The $612,705, or 26%, decrease in the loss from operations for the nine months ended September 30, 2016 was the result of a $651,148 decrease in general and administrative expenses, an $89,130 decrease in research and development expenses and a $54,613 decrease in sales and marketing expenses, offset by a $182,186 decrease in gross profit on sales.

Interest Income. For the three months ended September 30, 2016, interest income was $47, as compared to $136 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, interest income was $142, as compared to $526 for the nine months ended September 30, 2015.

Interest Expense. For the three months ended September 30, 2016, interest expense was $147,152, as compared to $11,451 for the three months ended September 30, 2015. The $135,701, or 1,185% increase in interest expense for the three months ended September 30, 2016 was primarily the result of the $134,892 of interest expense ($104,729 accreted interest) attributable to the July 2016 Debentures and the 2015 Debentures.

For the nine months ended September 30, 2016, interest expense was $282,368, as compared to $33,585 for the nine months ended September 30, 2015. The $248,783, or 741%, increase in interest expense for the nine months ended September 30, 2016 was primarily the result of the $248,770 of interest expense ($158,937 accreted interest) attributable to the July 2016 Debentures and the 2015 Debentures.

Net Loss. For the three months ended September 30, 2016, the Company’s net loss was $642,641, as compared to $628,417 for the three months ended September 30, 2015. The $14,224, or 2%, increase in the net loss for the three months ended September 30, 2016 was primarily the result of a $135,701 increase in interest expense, a $51,866 decrease in gross profit on sales and a $2,841 increase in research and development expenses, offset by a $129,759 decrease in general and administrative expenses and a $46,514 decrease in sales and marketing expenses.

For the nine months ended September 30, 2016, the Company’s net loss was $1,987,534, as compared to $2,351,072 for the nine months ended September 30, 2015. The $363,538, or 15%, decrease in the net loss for the nine months ended September 30, 2016 was primarily the result of a $651,148 decrease in general and administrative expenses, an $89,130 decrease in research and development expenses and a $54,613 decrease in sales and marketing expenses, offset by a $248,783 increase in interest expense and a $182,186 decrease in gross profit on sales.

Liquidity and Capital Resources

As of September 30, 2016, the Company had a working capital deficiency of $862,571 and cash on hand of $229,144. The $608,963 decrease in cash on hand from December 31, 2015 was primarily the result of payments to fund our continuing operating expenses, offset by the receipt of $137,500 of gross proceeds from the sale of our common stock and the receipt of $603,500 of gross proceeds from the issuance of the July 2016 Debentures.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate sufficient revenue from the sale of our products to fund our operations and have funded this shortfall through the sale of our common stock and the issuance of convertible debentures.

As of November 11, 2016, our cash position was approximately $122,000. If we are not able to generate profitable operations from the sale of our products or we are not able to obtain additional financing, we will only be able to continue our operations for approximately one months from the filing date of this quarterly report on Form 10-Q. We have and continue to reduce operating expenses and have also deferred certain vendor payments until our cash flow position improves. We did not make a $25,000 principal payment due on a convertible debenture and, as a result, this obligation can be placed into default by the holder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2016, other than those set forth below or otherwise reported on Forms 8-K filed by IET during the three months ended September 30, 2016.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED ENVIRONMENTAL TECHNOLOGIES, LTD.

November 14, 2016	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

November 14, 2016	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Integrated Environmental Technologies, Ltd. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K that was filed with the SEC on May 22, 2012).

4.1	Convertible Debenture Unit Purchase Agreement between the Company and L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.2	10% Convertible Debenture in the principal amount of $25,000 issued to L.J. Tichacek dated April 26, 2007 (incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

4.3	8% Convertible Debenture, dated as of August 21, 2012, issued to Zanett Opportunity Fund, Ltd. Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on August 23, 2012).

4.3.1	Addendum dated July 7, 2016 to the 8% Convertible Debenture dated August 21, 2012 between Zanett Opportunity Fund, Ltd. and the Company (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K that was filed with the SEC on July 18, 2016).

4.4	Form of 12% Convertible Debenture issued on: November 11, 2015 in the principal amount of $275,000; December 3, 2015 in the aggregate principal amount of $222,222; and December 18, 2015 in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 that was filed with the SEC on November 13, 2015).

4.5	Form of Zero Coupon Secured Convertible Debenture issued to eight individual investors and one institutional investor on July 14, 2016 in the aggregate principal amount of $670,577 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K that was filed with the SEC on July 18, 2016).

10.1	Amended and Restated Registration Rights Agreement between the Company and E. Wayne Kinsey, III and Zanett Opportunity Fund, Ltd. dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012).

E-1

Exhibit No.	Description

10.2	2010 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.3	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 15, 2013).

10.4	Form of Warrant, dated April 21, 2011, issued by the Company to each of David R. LaVance (for the purchase of 1,818,182 shares of the Company’s common stock), Raymond C. Kubacki (for the purchase of 1,818,182 shares of the Company’s common stock) and Valgene L. Dunham (for the purchase of 969,697 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.5	Form of Warrant, dated May 23, 2011, issued by the Company to each of David R. LaVance (for the purchase of 3,100,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 3,100,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 22, 2011).

10.6	Building Lease Agreement, dated September 15, 2014, by and between I.E.T., Inc. and Reece Gibson (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 7, 2014).

10.7	Building Lease Agreement, dated November 1, 2014, by and between I.E.T., Inc. and Culy Hawkins (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.8	Building Lease Agreement, dated November 14, 2014, by and between I.E.T., Inc. and Duchesne Crossing, LLC (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 27, 2015).

10.9	Building Lease Agreement, dated August 31, 2015, by and between I.E.T., Inc. and Wally Moon (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016).

10.9.1	Addendum dated July 13, 2016 to the Building Lease Agreement dated August 31, 2015 by and between I.E.T., Inc. and Wally Moon (incorporated by reference to Exhibit 10.9.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016 that was filed with the SEC on August 12, 2016).

E-2

Exhibit No.	Description

10.10	Building Lease Agreement, dated January 28, 2016, by and between I.E.T., Inc. and Ray C. Luna (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016).

10.11	Form of Incentive Stock Option Agreement, dated March 27, 2012, issued by the Company to each of David R. LaVance (for the purchase of 3,000,000 shares of the Company’s common stock) and Thomas S. Gifford (for the purchase of 2,000,000 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.12	Form of Non-Qualified Stock Option Agreement, dated March 27, 2012, issued by the Company to each of: Raymond C. Kubacki (for the purchase of 541,860 shares of the Company’s common stock); David N. Harry (for the purchase of 309,640 shares of the Company’s common stock); Valgene L. Dunham (for the purchase of 340,600 shares of the Company’s common stock); and E. Wayne Kinsey, III (for the purchase of 154,820 shares of the Company’s common stock) (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 15, 2012).

10.13	Form of Warrant issued to eight individual investors and one institutional investor on July 14, 2016 in connection with the issuance on July 14, 2016 of Zero Coupon Secured Debentures in the aggregate principal amount of $670,577 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K that was filed with the SEC on July 18, 2016).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of cash flows; and (iv) notes to the consolidated financial statements.

E-3